Form 10-Q
period 1996-03-31
CITYSCAPE FINANCIAL CORP
filed 1996-05-15
CIK 866253

SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549


                                    FORM 10-Q


[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 for the quarterly period ended March 31, 1996


[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

                         Commission file number: 0-27314

                            CITYSCAPE FINANCIAL CORP.
                            -------------------------


               Delaware                               11-2994671
    --------------------------------              -------------------
    (State or other  jurisdiction of                (IRS Employer
     incorporation  or  organization)             Identification No.)


                 565 Taxter Road, Elmsford, New York 10523-5200
          -----------------------------------------------------------
          (Address of principal executive offices, including zip code)

                                 (914) 592-6677
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

      ---------------------------------------------------------------------
      (Former name, former address and former fiscal year if changed since last report)

Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
          Yes   X           No
              -----            -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

                      14,757,028 shares $.01 par value, of
                         Common Stock, as of May 8, 1996
                         -------------------------------

                            CITYSCAPE FINANCIAL CORP.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                        Three Months Ended March 31, 1996



                                                                        Page
                                                                        ----
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Statement of Financial Condition at March 31, 1996           2

Consolidated Statements of Operations for the three months ended
  March 31, 1996 and 1995                                                 3

Consolidated Statements of Cash Flows for the three months ended
  March 31, 1996 and 1995                                                 4

Notes to Consolidated Financial Statements                               5-6



Item 2. Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                       7-12


Part II - OTHER INFORMATION                                             13-19

                            CITYSCAPE FINANCIAL CORP.
                  CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
                                 March 31, 1996


                                                                   (Unaudited)
                                                                  -------------
Assets
     Cash and cash equivalents                                    $   3,660,401
     Cash held in escrow                                             10,743,814
     Prepaid commitment fees                                         37,525,000
     Mortgage servicing receivables                                  43,955,434
     Interest-only and residual certificates                         25,174,355
     Mortgages held for sale, net                                    61,133,898
     Mortgages held for investment, net                               1,467,419
     Real estate owned, net                                             141,266
     Equipment and leasehold improvements, net                        2,794,752
     Goodwill                                                        18,764,217
     Other  assets                                                    6,433,003
                                                                  -------------
          Total assets                                            $ 211,793,559
                                                                  =============

Liabilities
     Warehouse financing facilities                               $  66,187,217
     Accounts payable and other liabilities                          16,764,210
     Income taxes payable                                             7,585,529
     Standby financing facility                                       7,966,292
     Notes and loans payable                                         47,000,000
                                                                  -------------
          Total liabilities                                         145,503,248
                                                                  -------------

Stockholders' Equity
     Preferred stock, $.01 par value, 5,000,000 shares authorized;
        no shares issued and outstanding                                   --
     Common stock, $.01 par value, 50,000,000 shares
       authorized; 14,472,128 issued and outstanding                    144,721
     Additional paid-in capital                                      45,015,242
     Foreign currency translation adjustment                           (120,111)
     Retained earnings                                               21,250,459
                                                                  -------------
          Total stockholders' equity                                 66,290,311
                                                                  -------------

Commitments and contingencies
                                                                  -------------
          Total liabilities and stockholders' equity              $ 211,793,559
                                                                  =============


          See accompanying notes to consolidated financial statements.

                            CITYSCAPE FINANCIAL CORP.
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                          (Unaudited)
                                                  ---------------------------
                                                  Three Months Ended March 31,
                                                       1996          1995
                                                  ------------   ------------
Revenues
   Gain on sale of loans                           $24,092,738   $ 3,879,410
   Mortgage origination income                         836,096       619,160
   Interest                                          3,017,683     1,065,832
   Servicing income                                    560,704        24,749
   Earnings from partnership                           150,000       234,361
   Other                                               121,847        12,540
                                                   -----------   -----------
        Total revenues                              28,779,068     5,836,052
                                                   -----------   -----------

Expenses
   Salaries and employee benefits                    5,382,345     1,802,204
   Interest expense                                  1,698,045       939,989
   Selling expenses                                  1,362,967       310,430
   Other operating expenses                          4,044,398     1,034,702
   Amortization of goodwill                            493,794          --
                                                   -----------   -----------
        Total expenses                              12,981,549     4,087,325
                                                   -----------   -----------

   Earnings before income taxes                     15,797,519     1,748,727

   Provision for income taxes                        6,524,375       699,491
                                                   -----------   -----------

Net earnings                                       $ 9,273,144   $ 1,049,236
                                                   ===========   ===========

     Earnings per share of common stock            $      0.62          0.10
                                                   ===========   ===========

     Weighted average number of shares outstanding
       and common stock equivalents                 14,902,960    10,289,368
                                                   ===========   ===========


          See accompanying notes to consolidated financial statements.

                            CITYSCAPE FINANCIAL CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                              (Unaudited)
                                                                      ----------------------------
                                                                      Three Months Ended March 31,
                                                                          1996            1995
                                                                      ------------    ------------
Cash flows from operating activities:
   Net earnings                                                       $  9,272,338    $  1,049,236
   Adjustments to reconcile net earnings to net
     cash provided by operating activities:
         Depreciation and amortization                                   1,059,098          51,190
         Income taxes payable                                            6,380,726         (80,802)
         Earnings from partnership interest                               (150,000)       (234,361)
         Increase in mortgage servicing receivables                    (21,896,327)     (2,805,455)
         Increase in interest-only and residual certificates            (9,602,900)           --

   Net changes in operating assets and liabilities:
        Increase in accrued interest receivable                           (692,461)        (16,577)
        (Increase) decrease in mortgages receivable                     12,646,280      (1,552,063)
        Decrease  in other assets                                          474,899         188,950
        Increase (decrease) in accounts payable & other liabilities     (4,470,319)        374,893
        Other, net                                                         362,133         639,269
                                                                      ------------    ------------
              Net cash used in operating activities                     (6,616,533)     (2,385,720)
                                                                      ------------    ------------

Cash flows from investing activities:
       Net purchases of equipment                                         (504,485)       (101,137)
       Net distributions from partnership                                  145,912         177,889
        Increase in mortgages held for investment                         (443,215)           --
                                                                      ------------    ------------
              Net cash provided by (used in) investing activities         (801,788)         76,752
                                                                      ------------    ------------

Cash flows from financing activities:
       Increase (decrease) in warehouse financings                      (8,714,758)      2,574,456
       Increase in standby financing facility                            7,194,931       1,638,562
       Increase in notes and loans payable                               9,000,000            --
                                                                      ------------    ------------
              Net cash provided by financing activities                  7,480,173       4,213,018
                                                                      ------------    ------------

Net increase in cash and cash equivalents                                   61,852       1,904,050

   Cash and cash equivalents at beginning of period                      3,598,549         950,453

                                                                      ============    ============
   Cash and cash equivalents at end of period                         $  3,660,401    $  2,854,503
                                                                      ============    ============

Supplemental disclosure of cash flow information:
   Income taxes paid during the period                                $     92,528    $    780,293
                                                                      ============    ============
   Interest paid during the period                                    $    512,829    $    851,357
                                                                      ============    ============


          See accompanying notes to consolidated financial statements.

                            CITYSCAPE FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1996
                                   (Unaudited)


1. Organization

      Cityscape Financial Corp. ("Cityscape" or the "Company") is a consumer finance company that, through its wholly-owned subsidiary, Cityscape Corp. ("CSC"), engages in the business of originating, purchasing, selling and servicing mortgage loans secured primarily by one-to four-family residences. The majority of the Company's loans are made to owners of single family residences who use the loan proceeds for such purposes as debt consolidation, financing of home improvements and educational expenditures, among others. In the United States, the Company is licensed to do business in 35 states and the District of Columbia. The Company commenced operations in the United Kingdom in May 1995 with the formation of City Mortgage Corporation Limited ("CSC-UK"), an English corporation that originates, sells and services loans in England, Scotland and Wales in which the Company initially held a 50% interest and subsequently purchased the remaining 50% in September 30, 1995 (See Note 3). CSC-UK had no operations and no predecessor prior to May 1995.


2.  Basis of Presentation

      The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring accruals, considered necessary for a fair presentation of the results for the interim period have been included. Operating results for the three months ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. The accompanying consolidated financial statements and the information included under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" should be read in conjunction with the consolidated financial statements and related notes of the Company for the year ended December 31, 1995.

      The consolidated financial statements of the Company include the accounts of CSC and its wholly-owned subsidiaries and beginning in May 1995, CSC-UK. All significant intercompany balances and transactions have been eliminated in consolidation. The CSC Acquisition and the UK Acquisition (as such terms are defined below) have been accounted for under the purchase method of accounting and, more specifically with respect to the CSC Acquisition only, a "reverse acquisition" as described in Note 3 below.

   Certain amounts in the statements have been reclassified to conform with the 1996 classifications.

3.   Acquisitions

   On April 27, 1994, Mandi of Essex, Ltd., ("Essex") acquired all of the capital stock of CSC in an acquisition in which the shareholders of CSC acquired beneficial ownership of 8,280,000 shares or 92% of Essex's common stock (the "CSC Acquisition"). In connection with the CSC Acquisition, Essex changed its name to Cityscape Financial Corp. From the date of its formation through the date of the CSC Acquisition, Essex's activities were limited to (i) the sale of initial shares in connection with its organization, (ii) a registered public offering of securities and (iii) the pursuit of a combination, by merger or acquisition. The CSC Acquisition was effective as of January 1, 1994, for financial reporting purposes.

   The CSC Acquisition and the issuance of common stock to the former CSC shareholders resulted in the former shareholders of CSC obtaining a majority voting interest in the Company. Generally accepted accounting principles require that the company whose shareholders retain the majority interest in a combined business be treated as the acquirer for accounting purposes. As a consequence, the CSC Acquisition has been accounted for as a "reverse acquisition" for financial reporting purposes and CSC is deemed to have acquired a 100% interest in the Company, as of the date of the acquisition.

   In January 1994, CSC acquired Astrum Funding Corp. ("Astrum") in exchange for 6.25% of the outstanding shares of the Company. This transaction was accounted for using the purchase method of accounting. The Astrum acquisition resulted in the Company acquiring net assets of $1,185 and obtaining licenses to act as a mortgage banker in 11 states in which it had not previously been licensed. No additional fair market value was assigned to the net assets received. Although the Company acquired the new licenses earlier than if it had applied for licensing on its own, the Company assigned no value to such licenses because they could have been obtained independently. Further, the Company determined that due to the illiquidity of the Company's stock as well as the relatively minimal interest granted to the Astrum shareholders, the Company's stock had no fair value in excess of the net assets received in the acquisition.

   In May 1995, the Company and three principals of a privately held United Kingdom based mortgage banker formed CSC-UK. CSC-UK operates in the United Kingdom (excluding Northern Ireland, the "UK"), and lends to individuals who are unable to obtain mortgage financing from conventional mortgage sources such as banks and building societies because of impaired or unsubstantiated credit histories and/or unverifiable income. On September 29, 1995, the Company entered into an agreement with the three other shareholders of CSC-UK to acquire their 50% interest in CSC-UK not then owned by the Company through the issuance of 1,800,000 shares of the Company's Common Stock valued at $21.6 million (the "UK Acquisition"). The UK Acquisition was completed as of September 30, 1995. The UK Acquisition resulted in the recognition of $19.7 million of goodwill. In addition to the goodwill, the Company acquired assets of $9.0 million consisting primarily of mortgage servicing receivables and assumed $4.1 million of liabilities. The UK Acquisition was accounted for as a purchase transaction. No additional fair market value was assigned to the net assets received in the UK Acquisition.

4.  New Accounting Pronouncement

       On January 1, 1996, the Company adopted Statement of Financial Accounting Standard ("SFAS") No. 123 "Accounting for Stock-Based Compensation". This SFAS encourages the adoption of a new accounting method for employee stock-based compensation plans and applies to all arrangements whereby an employee receives stock or other equity instruments of an employer based on the price of an employer's stock. These arrangements include restricted stock options and stock appreciation rights. The SFAS also permits the retention of the Company's current method of accounting for these plans under Accounting Principles Board Opinion No. 25. The Company will continue its current method of accounting for stock based compensation and therefore, pro forma disclosures in footnotes will be provided on an annual basis. The adoption of this SFAS had no impact on the Company's results of operations or its financial condition.

5.  Earnings per Share

   Earnings per share are based on the net earnings applicable to common stock divided by the weighted average number of common shares and common stock equivalents outstanding during the period, after giving effect to a 100% stock dividend declared on September 29, 1995.

                         PART I - FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

   The Company is a consumer finance company engaged in the business of originating, purchasing, selling and servicing mortgage loans secured primarily by one-to four-family residences. The Company primarily generates income from gains recognized from premiums on loans sold through whole loan sales to institutional purchasers, gain on securitization from loans sold through securitizations, interest earned on loans held for sale, origination fees received as part of the loan application process and fees earned on loans serviced. Gain on sale of loans includes (i) gain on securitization which represents the fair value of the interest-only and residual certificate that the Company receives upon the sale of loans through securitizations, (ii) premiums which represent the sales price in excess of loan acquisition and related costs from whole loan sales and (iii) mortgage servicing, which represents the excess of the interest rate payable by an obligor on a loan over the interest rate passed through to the purchaser acquiring an interest in such loan, less applicable recurring fees. Through September 30, 1995 applicable recurring fees included the Company's normal servicing fees. Gain on sale of loans constituted approximately 85.6% of total revenues for the three months ended March 31, 1996 and 66.9% of total revenues for the three months ended March 31, 1995. The Company completed its first public domestic securitization of $109.7 million in loans in the first quarter of 1996, and its first UK securitization of approximately $50.0 million in loans in the first quarter of 1996. The Company anticipates that it will continue to sell loans through securitizations in addition to whole loan sales to institutional purchasers.


Results of Operations

Three Months Ended March 31, 1996 Compared to Three Months Ended March
31, 1995

   Total revenues increased $23.0 million or 396.6% to $28.8 million for the three months ended March 31, 1996 from $5.8 million for the comparable period in 1995. This increase was primarily the combined result of higher gains on sale of loans resulting from the increased loan origination and purchase volume and volume of loans sold compared to the prior period, the inclusion of the operating results of CSC-UK, not in existence in the first quarter of 1995, an increase in net mortgage origination income due to an increased loan origination volume and an increase in servicing income.

   Gain on sale of loans increased $20.2 million or 517.9% to $24.1 million for the three months ended March 31, 1996 from $3.9 million for the comparable period in 1995. This increase was a result of (i) the inclusion of CSC-UK's premium on whole loan sales of $12.2 million representing a 44.5% premium on the $27.4 million of whole loan sales during the period, (ii) the increased volume of loans sold through securitizations as well as higher average premiums earned on securitizations during the three months ended March 31, 1996 ($109.7 million of loans securitized) at a weighted average gain of 8.8% ($9.7 million) as compared to $32.8 million of loans sold through securitizations at a weighted average gain of 8.5% ($2.8 million) during the three months ended March 31, 1995 and (iii) the increased volume of US whole loan sales at lower average premiums during the three months ended March 31, 1996 ($66.2 million of whole loan sales at a weighted average premium of 3.3% ($2.2 million) as compared to $23.9 million of whole loan sales at a weighted average premium of 4.6% ($1.1 million) during the three months ended March 31, 1995).

   Net mortgage origination income increased $216,936 or 35.0% to $836,096 for the three months ended March 31, 1996 from $619,160 for the comparable period in 1995. This increase was primarily a result of the increase in US loan origination and purchase volume to $166.7 million for the three months ended March 31, 1996 from $60.8 million for the comparable period in 1995, partially offset by lower average origination fees earned. It is anticipated that the

Company's origination fees as a percentage of loans originated will continue to decrease in the future.

   Interest income increased $1.9 million or 172.7% to $3.0 million for the three months ended March 31, 1996 from $1.1 million for the comparable period in 1995. This increase was due primarily to the increased balance of loans held for sale during the period resulting from the increased loan origination and purchase volume in excess of loans sold during the period.

   Servicing income increased $535,955 or 2,165.6% to $560,704 for the three months ended March 31, 1996 from $24,749 for the comparable period in 1995. This increased income was due primarily to an increase in the average balances of loans serviced to $461.9 million at March 31, 1996 from $96.5 million at March 31, 1995.

   Earnings from partnership interest decreased $84,361 or 36.0% to $150,000 for the three months ended March 31, 1996 from $234,361 for the comparable period in 1995 as a result of lower earnings recognized from the equity interest in Industry Mortgage Company, L.P.

   Total expenses increased $8.9 million or 217.1% to $13.0 million for the three months ended March 31, 1996 from $4.1 million for the comparable period in 1995. This increase was a result of increased salaries, selling expenses and operating expenses related to increased loan origination and purchase volume during the period, as well as inclusion of the operating results of CSC-UK, as compared to the three months ended March 31, 1995. Total expenses as a percentage of total revenues decreased to 45.1% for the three months ended March 31, 1996 from 70.0% for the comparable period in 1995. During the three months ended March 31, 1996, amortization of goodwill related to the UK Acquisition totaled $493,794.

   Salaries and employee benefits increased $3.6 million or 200.0% to $5.4 million for the three months ended March 31, 1996 from $1.8 million for the comparable period in 1995. This increase was primarily due to increased staffing levels to 334 US employees at March 31, 1996 compared to 152 US employees for the comparable period in 1995 in connection with the Company's growth in loan origination and purchase volume and geographic expansion, as well as an increase in loans serviced, and the inclusion of $1.0 million in salaries and employee benefits associated with the inclusion of the CSC-UK operating results for the period ended March 31, 1996.

   Interest expense increased $758,056 or 80.6% to $1.7 million for the three months ended March 31, 1996 from $939,989 for the comparable period in 1995. The increase was attributable to the interest costs associated with a larger balance of loans held pending sale during the three months ended March 31, 1996 resulting from the increased loan origination and purchase volume during the period.

   Other expenses increased $4.1 million or 315.4% to $5.4 million for the three months ended March 31, 1996 from $1.3 million for the comparable period in 1995. This increase was primarily a result of increased selling costs of $1.1 million or 339.1% to $1.4 million for the three months ended March 31, 1996 from $310,430 for the comparable period in 1995, and increased professional fees, travel and entertainment and occupancy costs incurred to support the increased loan origination and purchase volume and the inclusion of the operating results of CSC-UK during the period.

     Net earnings increased $8.3 million or 830.0% to $9.3 million for the three months ended March 31, 1996 from $1.0 million for the comparable period in 1995. The growth in net earnings was due primarily to the inclusion of CSC-UK's earnings of $5.5 million, after taxes, increased revenues resulting from an increase in loan origination and purchase volume and volume of loans sold during the three months ended March 31, 1996 as the Company expanded its geographic base to 35 states and the District of Columbia and further penetrated existing markets.

     Earnings per share increased to $0.62 on weighted average common shares outstanding and common stock equivalents of 14,902,960 for the three months ended March 31, 1996 compared to $0.10 on weighted average common shares and common stock equivalents outstanding of 10,289,368 for the comparable period in 1995. Earnings per share increased 520.0% for the period ended March 31, 1996 from the comparable period in 1995. All share and per share amounts reflect the 100% stock dividend declared on September 29, 1995.


Financial Condition

March 31, 1996 Compared to December 31, 1995

   Cash and cash equivalents increased $61,852 or 1.7% to $3.7 million at March 31, 1996 from $3.6 million at December 31, 1995.

     Prepaid commitment fees were recorded as an asset at March 31, 1996 as the result of the New Greenwich Facility (as defined in the Liquidity and Capital Resources section) entered into by CSC-UK and Greenwich International Ltd. ("Greenwich") in March 1996. There was no corresponding asset at December 31, 1995.

     Mortgage servicing receivables increased $22.0 million or 100% to $44.0 million at March 31, 1996 from $22.0 million at December 31, 1995 primarily due to the increase of loans sold with servicing retained, partially offset by amortization expenses.

   Interest-only and residual certificates increased $9.6 million or 61.5% to $25.2 million at March 31, 1996 from $15.6 million at December 31, 1995 as a result of the $109.7 million US securitization completed in March 1996.

   Mortgage loans held for sale, net decreased $13.1 million or 17.7% to $61.1 million at March 31, 1996 from $74.2 million at December 31, 1995 due primarily to US loan sale volume exceeding the volume of loans originated in the first three months of 1996.

   Mortgage loans held for investment, net increased $443,215 or 44.3% to $1.5 million at March 31, 1996 from $1.0 million at December 31, 1995. This increase was a result of the Company's increased loan origination and purchase volume. As a percentage of total assets, mortgage loans held for investment remained constant at 0.7% at March 31, 1996 and at December 31, 1995.

   Goodwill and other intangibles net of amortization decreased $493,794 or 2.6% to $18.8 million at March 31, 1996 from $19.3 million at December 31, 1995 as a result of amortization during the period.

   Warehouse financing facilities outstanding decreased $8.7 million or 11.6% to $66.2 million at March 31, 1996 from $74.9 million at December 31, 1995 primarily as a result of increased loans sold in excess of loan origination and purchase volume.

   Accounts payable and other liabilities increased $8.7 million or 51.2% to $25.7 million at March 31, 1996 from $17.0 million at December 31, 1995. This was primarily the result of the inclusion of CSC-UK and increased escrow balances associated with the increased loan servicing portfolio.

   Notes and loans payable totaled $47.0 million at March 31, 1996 representing the $38.0 million note payable recorded in connection with the New Greenwich Facility and $9.0 million of short-term borrowings from The First National Bank of Boston ("Bank of Boston"). The Bank of Boston short-term borrowings were consolidated into the $30.0 million term loan entered into by the Company in April 1996 (see Liquidity and Capital Resources section).

   Stockholders' equity increased $9.2 million or 16.1% to $66.3 million at March 31, 1996 from $57.1 million at December 31, 1995 primarily as a result of net earnings of $9.3 million for the three months ended March 31, 1996, offset by a foreign currency translation adjustment of $120,111.


Liquidity and Capital Resources

   The Company uses its cash flow from whole loan sales, loans sold through securitizations, pre-funding mechanisms through its securitizations, loan origination fees, processing fees, net interest income and borrowings under its warehouse facility, US purchase facility, standby facility and UK purchase facility to meet its working capital needs. The Company's cash requirements include the funding of loan originations and purchases, payment of interest expenses, funding the over-collateralization requirements for securitizations, operating expenses, income taxes and capital expenditures.

   Adequate credit facilities and other sources of funding, including the ability of the Company to sell loans, are essential to the continuation of the Company's ability to originate and purchase loans. As a result of increased loan originations and purchases and its growing securitization program, the Company has operated, and expects to continue to operate, on a negative cash flow basis. During the three month periods ended March 31, 1996 and 1995, the Company used cash of approximately $6.6 million and $2.4 million, respectively. The Company's sale of loans through securitizations has resulted in a gain on securitization recognized by the Company. The recognition of this gain on securitization has a negative impact on the cash flow of the Company because significant costs are incurred upon closing of the transactions giving rise to such gain and the Company is required to pay state and federal income taxes on the gain on securitization in the period recognized, although the Company does not receive the cash representing the gain until later periods as the related loans are repaid or otherwise collected. During the same periods, the Company received cash of $7.5 million and $4.2 million, respectively. The Company borrows funds on a short-term basis to support the accumulation of loans prior to sale. These short-term borrowings are made under a warehouse line of credit with a group of banks for which CoreStates Bank, N.A. ("CoreStates") serves as agent (the "Warehouse Facility"). Pursuant to the Warehouse Facility, the Company has available a secured revolving credit line of $72.0 million to finance the Company's origination or purchase of loans, pending sale to investors or for holding certain loans in its own portfolio (the "Revolving Credit Line"). The Revolving Credit Line is settled on a revolving basis in conjunction with ongoing loan sales and bears interest at a variable rate (7.91% at March 31, 1996) based on (i) 25 basis points over the higher of either the prime rate or the federal funds rate plus 50 basis points or (ii) LIBOR (A) divided by the result of one minus the stated maximum rate at which reserves are required to be maintained by Federal Reserve System member banks, (B) plus 175 basis points, as periodically elected by the Company. The outstanding balance of this portion of the Warehouse Facility was $63.2 million at March 31, 1996. The Revolving Credit Line extends through June 1997. In addition, the Warehouse Facility provides for a secured revolving working capital credit line of up to $3.0 million to be used by the Company for general corporate purposes (the "Working Capital Credit Line"). The Working Capital Credit Line operates as a revolving facility until January 1, 1997 at which time any outstanding balance under the Working Capital Credit Line converts to a term loan. The Working Capital Credit Line bears interest at a variable rate (9.25% at March 31, 1996) based on 100 basis points over the higher of either the prime rate or the federal funds rate plus 50 basis points. The outstanding balance under the Working Capital Credit Line was $3.0 million at March 31, 1996. The Working Capital Credit Line terminates on December 31, 1998.

   The Warehouse Facility also permits the Company to use up to $10.0 million of the Revolving Credit Line to provide subwarehouse lines of credit to certain loan correspondents from whom the Company purchases loans. In July 1995, the Company began lending funds on a short-term basis to assist in the funding of loans originated by certain of the Company's loan correspondents. Each borrowing under these subwarehouse credit lines has a term of not more than 30 days. The Company requires personal guarantees of the credit line from the principals of the related loan correspondents. At March 31, 1996, the aggregate balance of loans outstanding under this program was $1.6 million, with applications pending for an additional $11.7 million of loans.

   The Company has a $50.0 million loan purchase agreement (the "US Purchase Facility") with ContiTrade Services Corporation ("ContiTrade") whereby the Company originates and then sells loans and retains the rights to repurchase loans at a future date for whole loan sales to institutional investors or for sales through securitizations. This agreement extends through June 1999. The aggregate principal balance of loans sold to and retained by ContiTrade at March 31, 1996 under the US Purchase Facility was $13.5 million. The Company also has a standby financing arrangement with ContiTrade (the "Standby Facility") whereby ContiTrade provides the Company a $10.0 million line of credit which is secured by the interest-only and residual certificates the Company receives upon loan sales through securitizations. As of March 31, 1996, the Company had $2.0 million available under the Standby Facility. The Standby Facility bears interest at a variable rate based on LIBOR plus 200 basis points (7.51% at March 31, 1996) and the agreement extends through June 1999.

   In May 1995, CSC-UK and Greenwich entered into a mortgage loan purchase agreement that included a working capital facility with respect to the funding of fixed and variable rate, residential mortgage loans originated or purchased by CSC-UK in the UK (the "Old Greenwich Facility"). Pursuant to the Old Greenwich Facility, CSC-UK sold all of the loans it originated during 1995 to Greenwich which was required to buy such loans. After the deduction of certain fees and expenses of CSC-UK, Greenwich received under the terms of the Old Greenwich Facility a significant participation in the excess cash flows associated with such 1995 loans, which participation with respect to such loans was purchased by CSC-UK prior to 1995 year end. The aggregate principal balance of loans sold to Greenwich at December 31, 1995 under the Old Greenwich Facility was $41.4 million. Outstanding amounts under the working capital facility portion of the Old Greenwich Facility accrued interest at a rate of LIBOR plus 250 basis points (9.11% at December 31, 1995). The outstanding balance under this working capital facility was (British Pounds Sterling) 1.8 million ($2.8 million) at December 31, 1995.

   In March 1996, CSC-UK and Greenwich entered into a new mortgage loan purchase agreement effective as of January 1, 1996 that includes a working capital facility with respect to the funding of variable rate, residential mortgage loans originated or purchased by CSC-UK in the UK (the "New Greenwich Facility") and terminated the Old Greenwich Facility. Pursuant to the New Greenwich
Facility and with certain exceptions, CSC-UK sells all of the loans it originates to Greenwich which must buy such loans. CSC-UK and/or Greenwich will subsequently resell these loans through whole loan sales or securitizations. The New Greenwich Facility includes a working capital facility pursuant to which CSC-UK is advanced amounts based on a percentage of the principal balance of loans originated or purchased by CSC-UK and sold to Greenwich, which advance may not exceed (British Pounds Sterling) 10.0 million in the aggregate outstanding at any time. Outstanding amounts under this working capital facility bear interest at a rate of LIBOR plus 255 basis points (8.82% at March 31, 1996). The outstanding balance under this working capital facility was (British Pounds Sterling) 2.8 million ($4.3 million) at March 31, 1996. This agreement expires on December 31, 2015. Both CSC-UK and Greenwich are prohibited from entering into substantially similar transactions with other parties. CSC-UK agreed to pay a fee to Greenwich in connection with the New Greenwich Facility in the aggregate amount of $38.0 million payable in installments of $13.0 million on December 15, 1996 and $25.0 million on December 15, 1997. Such fee will be amortized over the life of the New Greenwich Facility.

   During the three months ended March 31, 1996, the Company received $9.0 million in short-term borrowings from the Bank of Boston which were consolidated into the $30.0 million term loan entered into by the Company in April 1996. The term loan matures on December 31, 1996 and bears interest at a rate of 12.25% per annum. In connection with the acquisition of J&J Securities Limited ("J&J") in April 1996, the Company drew down the entire amount of this facility. The Company has repaid all amounts outstanding under this loan with proceeds from its offering of $143.8 million of 6% Convertible Subordinated Debentures due 2006 completed in May 1996.

   The  Company is  required  to comply with  various  operating  and  financial covenants as defined in the agreements described above. The continued availability of funds provided to the Company under these agreements is subject to the Company's continued compliance with these covenants.

   The Company's business requires continual access to short- and long-term sources of debt and equity capital. While management believes that it has sufficient funds to finance its operations and will be able to refinance or otherwise repay its debt in the normal course of business, there can be no assurance that existing lines can be extended or refinanced or that funds generated from operations will be sufficient to satisfy such obligations. Future financing may involve the issuance of additional debt or equity securities.

   The Company's cash requirements may be significantly influenced by possible acquisitions or strategic alliances, although no particular acquisition or strategic alliance has been agreed upon or become the subject of any letter of intent or agreement in principle other than the acquisition of J&J completed in April 1996.

   The Company anticipates that it will need to arrange for additional cash resources prior to the end of 1996 through additional debt or equity financing or additional bank borrowings. The Company has no commitments for additional bank borrowings or additional debt or equity financing and there can be no assurance that the Company will be successful in consummating any such financing transaction in the future on terms the Company would consider to be favorable.

   All references herein to "$" are to United States dollars; all references to "Pounds" are to British Pounds Sterling. Unless otherwise specified, translation of amounts from British Pounds Sterling to United States dollars for the convenience of the reader has been made herein at British Pounds Sterling1.00 = $1.52.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

      The Company is a party to various routine legal proceedings arising out of the ordinary course of its business. Management believes that none of these actions, individually or in the aggregate, will have a material adverse effect on the results of operations or financial condition of the Company.

Item 2.  Changes in Securities

None

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 5.  Other Information

None

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

Exhibit
 Number               Description of Exhibit
 ------               ----------------------

  3.1 Certificate of Incorporation of the Company, as amended, incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1 as declared effective by the Commission on December 20, 1995.

  3.2     Bylaws of the  Company,  as  amended,  incorporated  by  reference  to
          Exhibit 3.2 to the Company's Registration Statement on Form S-1 as declared effective by the Commission on December 20, 1995.

  4.1 Purchase and Sale Agreement, dated as of June 24, 1994, between CSC and ContiTrade incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-1 as declared effective by the Commission on December 20, 1995.

  4.2* Indenture, dated as of May 7, 1996, between the Company and The Chase Manhattan Bank, N.A.

  4.3* Registration Rights Agreement, dated as of April 26, 1996, among the Company, NatWest Securities Limited, Bear, Stearns & Co.
          Inc., CIBC Wood Gundy Securities Corp. and Wasserstein Perella Securities, Inc.

 10.1 Lease Agreement, dated as of September 30, 1993, between CSC and Taxter Park Associates, as amended by the First Amendment to Lease, dated as of April 19, 1994, and the Second Amendment to Lease, dated as of May 12, 1995, incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-1 as declared effective by the Commission on December 20, 1995.

 10.2 Sublease Agreement between KLM Royal Dutch Airlines and CSC, dated as of December 5, 1994, incorporated by reference to Exhibit 10.2 to the Company's Registration Statement on Form S-1 as declared effective by the Commission on December 20, 1995.

 10.3 Employment Agreement, dated as of January 1, 1995, between CSC and Robert Grosser, incorporated by reference to Exhibit 10.3 to the Company's Registration Statement on Form S-1 as declared effective by the Commission on December 20, 1995.

 10.4 Employment Agreement, dated as of January 1, 1995, between CSC and Robert C. Patent, incorporated by reference to Exhibit 10.4 to the Company's Registration Statement on Form S-1 as declared effective by the Commission on December 20, 1995.

 10.5 Employment Agreement, dated as of November 1, 1992, between CSC and Robert M. Stata, as amended by the Amendment Agreement, dated as of January 1, 1994, incorporated by reference to Exhibit 10.5 to the Company's Registration Statement on Form S-1 as declared effective by the Commission on December 20, 1995.

 10.6     Employment Agreement, dated as of July 1, 1995, between CSC and Cheryl
          P. Carl, incorporated by reference to Exhibit 10.6 to the Company's Registration Statement on Form S-1 as declared effective by the Commission on December 20, 1995.

 10.7     Employment  Agreement,  dated as of July 1, 1995, between CSC and Eric
          S. Goldstein, incorporated by reference to Exhibit 10.7 to the Company's Registration Statement on Form S-1 as declared effective by the Commission on December 20, 1995.

 10.8 Employment Agreement, dated as of July 1, 1995, between CSC and Steven Weiss, incorporated by reference to Exhibit 10.8 to the Company's Registration Statement on Form S-1 as declared effective by the Commission on December 20, 1995.

 10.9 Letter agreement, dated as of August 18, 1994, between CSC and Tim S. Ledwick, incorporated by reference to Exhibit 10.9 to the Company's Registration Statement on Form S-1 as declared effective by the Commission on December 20, 1995.

 10.10    Employment Agreement,  dated as of July 1, 1995, between CSC and Jonah
          L. Goldstein, incorporated by reference to Exhibit 10.10 to the Company's Registration Statement on Form S-1 as declared effective by the Commission on December 20, 1995.

 10.11 Agreement of Limited Partnership of Industry Mortgage Company, L.P., dated as of July 1, 1993, between Industry Mortgage Corporation and the Limited Partners of Industry Mortgage Company, L.P., including CSC, as amended by the First Amended and Restated Agreement of Limited Partnership of Industry Mortgage Company, L.P., dated as of January 1, 1994, by the First Amendment to First Amended and Restated Agreement of Limited Partnership of Industry Mortgage Company, L.P., dated as of March, 1994, and the Second Amendment to First Amended and Restated Agreement of Limited Partnership of Industry Mortgage Company, L.P., dated as of July 1994, incorporated by reference to Exhibit 10.11 to the Company's Registration Statement on Form S-1 as declared effective by the Commission on December 20, 1995.

 10.12 Master Agreement for Sale and Purchase of Mortgages, dated as of July 1, 1993, between CSC and Industry Mortgage Company L.P., incorporated by reference to Exhibit 10.12 to the Company's Registration Statement on Form S-1 as declared effective by the Commission on December 20, 1995.

 10.13 Master Agreement for Sale and Purchase of Mortgage Loans, dated as of March 11, 1994, between CSC and The First National Bank of Boston, incorporated by reference to Exhibit 10.13 to the Company's Registration Statement on Form S-1 as declared effective by the Commission on December 20, 1995.

 10.14 ContiMortgage Wholesale Second Mortgage Program Master Agreement for Sale and Purchase of Mortgages, dated as of August 23, 1991, between CSC and ContiMortgage Corporation, as amended by the First Amendment to Master Agreement for Purchase and Sale, dated as of November 22, 1993, by the Second Amendment to Master Agreement for Purchase and Sale, dated as of January 28, 1994 and by the Third Amendment, dated as of November 9, 1994, incorporated by reference to Exhibit 10.14 to the Company's Registration Statement on Form S-1 as declared effective by the Commission on December 20, 1995.

 10.15 Standby Financing and Investment Banking Services Agreement, dated as of June 24, 1994, between CSC and ContiTrade, incorporated by reference to Exhibit 10.15 to the Company's Registration Statement on Form S-1 as declared effective by the Commission on December 20, 1995.

 10.16 Ongoing Agreement of Purchase and Sale of Mortgage Loans, dated as of November 12, 1993, between CSC and NationsCredit Financial Services Corporation of America, incorporated by reference to Exhibit 10.16 to the Company's Registration Statement on Form S-1 as declared effective by the Commission on December 20, 1995.

 10.17 Letter agreement, dated as of December 15, 1994, from NationsCredit Corporation and CSC, incorporated by reference to Exhibit 10.17 to the Company's Registration Statement on Form S-1 as declared effective by the Commission on December 20, 1995.

 10.18 Promissory Note, dated as of December 9, 1993, between CSC and Center Capital Corporation, incorporated by reference to Exhibit 10.18 to the Company's Registration Statement on Form S-1 as declared effective by the Commission on December 20, 1995.

 10.19 Revolving Credit, Security, and Term Loan Agreement, dated as of June 30, 1995 among CSC, the Company, CoreStates Bank, N.A., Harris Trust and Savings Bank, NBD Bank and NatWest Bank N.A., as amended by Amendment No. 1 to the Revolving Credit Agreement, dated as of August 30, 1995, incorporated by reference to Exhibit 10.19 to the Company's Registration Statement on Form S-1 as declared effective by the Commission on December 20, 1995.

 10.20    The  Company's  1995 Stock Option Plan,  incorporated  by reference to
          Exhibit 10.20 to the Company's Registration Statement on Form S-1 as declared effective by the Commission on December 20, 1995.

 10.21 The Company's 1995 Non-Employee Directors Stock Option Plan, incorporated by reference to Exhibit 10.21 to the Company's Registration Statement on Form S-1 as declared effective by the Commission on December 20, 1995.

 10.22 Pooling and Servicing Agreement, dated as of March 10, 1995, among CSC, ContiTrade and Chemical Bank, incorporated by reference to
          Exhibit 10.22 to the Company's Registration Statement on Form S-1 as declared effective by the Commission on December 20, 1995.

 10.23 Indemnification Agreement, dated as of March 30, 1995, among CSC, ContiTrade and Municipal Bond Investors Assurance Corporation, incorporated by reference to Exhibit 10.23 to the Company's Registration Statement on Form S-1 as declared effective by the Commission on December 20, 1995.

 10.24 Insurance Agreement, dated as of March 10, 1995, among CSC, Chemical Bank and Municipal Bond Investors Assurance Corporation, incorporated by reference to Exhibit 10.24 to the Company's Registration Statement on Form S-1 as declared effective by the Commission on December 20, 1995.

 10.25 Purchase Price Letter, dated as of March 30, 1995, between CSC and ContiTrade, incorporated by reference to Exhibit 10.25 to the Company's Registration Statement on Form S-1 as declared effective by the Commission on December 20, 1995.

 10.26 Pooling and Servicing Agreement, dated as of July 31, 1995, between CSC and Harris Trust and Savings Bank, incorporated by reference to
          Exhibit 10.26 to the Company's Registration Statement on Form S-1 as declared effective by the Commission on December 20, 1995.

 10.27 Indemnification Agreement, dated as of August 24, 1995, between CSC, ContiFinancial Services Corporation and Financial Security Assurance Inc., incorporated by reference to Exhibit 10.27 to the Company's Registration Statement on Form S-1 as declared effective by the Commission on December 20, 1995.

 10.28 Insurance and Indemnity Agreement, dated as of July 31, 1995, between CSC and Financial Security Assurance Inc., incorporated by reference to Exhibit 10.28 to the Company's Registration Statement on Form S-1, as amended as declared effective by the Commission on December 20, 1995.

 10.29+ Mortgage Loan Purchase Agreement, dated as of May 26, 1995, between CSC-UK and Greenwich, incorporated by reference to Exhibit 10.29 to the Company's Registration Statement on Form S-1 as declared effective by the Commission on December 20, 1995.

 10.30+ Letter, dated as of May 26, 1995, from Greenwich to CSC-UK regarding purchase commitment with respect to first and second mortgage loans located in the United Kingdom, incorporated by reference to Exhibit
          10.30 to the Company's Registration Statement on Form S-1 as declared effective by the Commission on December 20, 1995.

 10.31+ Servicing Agreement, dated as of May 26, 1995, among CSC-UK, City Mortgage Servicing Limited and Greenwich, incorporated by reference to
          Exhibit 10.31 to the Company's Registration Statement on Form S-1 as declared effective by the Commission on December 20, 1995.

 10.32 Stock Purchase Agreement, dated as of September 29, 1995, among the Company, David Steene, Martin Brand and Gerald Epstein, incorporated by reference to Exhibit 10.32 to the Company's Registration Statement on Form S-1 as declared effective by the Commission on December 20, 1995.

 10.33 Service Agreement, dated as of April 5, 1995, between CSC-UK and David Steene, incorporated by reference to Exhibit 10.33 to the Company's Registration Statement on Form S-1 as declared effective by the Commission on December 20, 1995.

 10.34 Service Agreement, dated as of April 5, 1995, between CSC-UK and Martin Brand, incorporated by reference to Exhibit 10.34 to the Company's Registration Statement on Form S-1 as declared effective by the Commission on December 20, 1995.

 10.35 Service Agreement, dated as of April 5, 1995, between CSC-UK and Gerald Epstein, incorporated by reference to Exhibit 10.35 to the Company's Registration Statement on Form S-1 as declared effective by the Commission on December 20, 1995.

 10.36 Agreement, dated as of May 1, 1995, between CSC-UK and J.L.B. Equities, Inc., incorporated by reference to Exhibit 10.36 to the Company's Registration Statement on Form S-1 as declared effective by the Commission on December 20, 1995.

 10.37 Lease, dated as of August 2, 1995, among The Standard Life Assurance Company, City Mortgage Servicing Limited and CSC-UK, incorporated by reference to Exhibit 10.37 to the Company's Registration Statement on Form S-1 as declared effective by the Commission on December 20, 1995.

 10.38 Agreement and Plan of Reorganization, dated as of April 12, 1994, among Essex, CSC and Shareholders of CSC, incorporated by reference to
          Exhibit 10.38 to the Company's Registration Statement on Form S-1 as declared effective by the Commission on December 20, 1995.

 10.39 Stock Purchase Agreement, dated November 15, 1993, between CSC and Spectrum Financial Consultants, Inc., incorporated by reference to
          Exhibit 10.39 to the Company's Registration Statement on Form S-1 as declared effective by the Commission on December 20, 1995.

 10.40 Pooling and Servicing Agreement, dated as of November 27, 1995, among CSC, ContiTrade Services L.L.C. and Harris Trust and Savings Bank, incorporated by reference to Exhibit 10.40 to the Company's Registration Statement on Form S-1 as declared effective by the Commission on December 20, 1995.

 10.41 Insurance and Indemnity Agreement, dated as of November 27, 1995, between CSC and Financial Security Assurance Inc., incorporated by reference to Exhibit 10.41 to the Company's Registration Statement on Form S-1 as declared effective by the Commission on December 20, 1995.

 10.42 Indemnification Agreement, dated as of December 6, 1995, among CSC, Financial Security Assurance Inc. and ContiFinancial Services Corporation, incorporated by reference to Exhibit 10.42 to the Company's Registration Statement on Form S-1 as declared effective by the Commission on December 20, 1995.

 10.43 Purchase Price Letter, dated as of December 6, 1995, between CSC and ContiTrade Services L.L.C., incorporated by reference to Exhibit 10.43 to the Company's Registration Statement on Form S-1 as declared effective by the Commission on December 20, 1995.

 10.44 Stock Option Agreement, dated as of March 6, 1996, by and among the Company, CSC-UK and Messrs. Jaye and Johnson, incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed with the Commission on March 14, 1996.

 10.45 Asset Purchase Agreement, dated March 6, 1995, by and among CSC-UK, J&J, UK Credit Corporation Limited ("UK Credit") and certain shareholders of UK Credit, incorporated by reference to Exhibit 2.2 to the Company's Current Report on Form 8-K filed with the Commission on March 14, 1996.

 10.46++ Letter Agreement, dated as of March 28, 1996, from Greenwich International, Ltd. to CSC-UK regarding purchase commitment with respect to first and second mortgage loans located in the United Kingdom, incorporated by reference to Exhibit 10.46 to the Company's Annual Report on Form 10-K filed with the Commission on April 1, 1996.

 10.47 Letter Agreement, dated March 28, 1996, between Greenwich and CSC-UK regarding termination of prior agreement, incorporated by reference to
          Exhibit 10.46 to the Company's Annual Report on Form 10-K filed with the Commission on April 1, 1996.

 10.48* Subscription Agreement, dated April 26, 1996, among the Company, NatWest Securities Limited, Bear, Stearns & Co. Inc., CIBC Wood Gundy Securities Corp. and Wasserstein Perella Securities, Inc.

 27.1*    Financial Data Schedule

- ---------------
*  Filed herewith
+  Confidential treatment granted
++ Confidential treatment requested

(b)  Reports on Form 8-K:

      1.    Form 8-K dated March 13,  1996  reporting  that the Company  entered
            into  agreements   relating  to  the  acquisition  of  J&J  and  the
            acquisition of certain assets of UK Credit Corporation Limited.

      2. Form 8-K dated April 18, 1996 revising the Company's results for the year ended December 31, 1995.

      3. Form 8-K dated May 2, 1996 reporting the Company's first quarter 1996 results.

      4.    Form 8-K dated May 2, 1996  reporting the Company's  acquisition  of
            J&J.

      5. Form 8-K dated May 2, 1996 reporting the Company's offering of its 6% Convertible Subordinated Debentures due 2006.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          Cityscape Financial Corp.


Date:  May 14, 1996                       By  /s/Tim S. Ledwick
       ------------                               -------------------
                                                 Tim S. Ledwick
                                          Title: Chief  Financial Officer
                                          (as chief accounting officer and
                                          on behalf of the registrant)

                                  EXHIBIT INDEX

Exhibit                                                                              Consecutive
 Number               Description of Exhibit                                           Page No.
 ------               ----------------------                                           --------
  3.1     Certificate of Incorporation of the Company, as amended,  incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on
          Form S-1 as declared effective by the Commission on December 20, 1995.

  3.2     Bylaws of the  Company,  as  amended,  incorporated  by  reference  to
          Exhibit 3.2 to the Company's Registration Statement on Form S-1 as declared effective by the Commission on December 20, 1995.

  4.1 Purchase and Sale Agreement, dated as of June 24, 1994, between CSC and ContiTrade incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-1 as declared effective by the Commission on December 20, 1995.

  4.2*    Indenture,  dated as of May 7, 1996, between the Company and The Chase
          Manhattan Bank, N.A.

  4.3*    Registration Rights Agreement, dated as of April 26, 1996, among the
          Company,  NatWest Securities Limited, Bear, Stearns & Co. Inc., CIBC
          Wood Gundy Securities Corp. and Wasserstein Perella Securities, Inc.

 10.1     Lease  Agreement,  dated as of  September  30,  1993,  between CSC and
          Taxter Park Associates, as amended by the First Amendment to Lease, dated as of April 19, 1994, and the Second Amendment to Lease, dated as of May 12, 1995, incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-1 as declared effective by the Commission on December 20, 1995.

 10.2 Sublease Agreement between KLM Royal Dutch Airlines and CSC, dated as of December 5, 1994, incorporated by reference to Exhibit 10.2 to the Company's Registration Statement on Form S-1 as declared effective by the Commission on December 20, 1995.

 10.3     Employment  Agreement,  dated as of January 1, 1995,  between  CSC and
          Robert Grosser, incorporated by reference to Exhibit 10.3 to the Company's Registration Statement on Form S-1 as declared effective by the Commission on December 20, 1995.

 10.4     Employment  Agreement,  dated as of January 1, 1995,  between  CSC and
          Robert C. Patent, incorporated by reference to Exhibit 10.4 to the Company's Registration Statement on Form S-1 as declared effective by the Commission on December 20, 1995.



 10.5     Employment  Agreement,  dated as of November 1, 1992,  between CSC and
          Robert M. Stata, as amended by the Amendment Agreement, dated as of January 1, 1994, incorporated by reference to Exhibit 10.5 to the Company's Registration Statement on Form S-1 as declared effective by the Commission on December 20, 1995.

 10.6     Employment Agreement, dated as of July 1, 1995, between CSC and Cheryl
          P. Carl,  incorporated  by reference to Exhibit 10.6 to the  Company's
          Registration Statement on Form S-1 as declared effective by the Commission on December 20, 1995.

 10.7     Employment  Agreement,  dated as of July 1, 1995, between CSC and Eric
          S. Goldstein, incorporated by reference to Exhibit 10.7 to the Company's Registration Statement on Form S-1 as declared effective by the Commission on December 20, 1995.

 10.8     Employment Agreement, dated as of July 1, 1995, between CSC and Steven
          Weiss,  incorporated  by reference  to Exhibit  10.8 to the  Company's
          Registration Statement on Form S-1 as declared effective by the Commission on December 20, 1995.

 10.9     Letter agreement,  dated as of August 18, 1994, between CSC and Tim S.
          Ledwick,  incorporated  by reference to Exhibit 10.9 to the  Company's
          Registration Statement on Form S-1 as declared effective by the Commission on December 20, 1995.

 10.10    Employment Agreement,  dated as of July 1, 1995, between CSC and Jonah
          L. Goldstein, incorporated by reference to Exhibit 10.10 to the Company's Registration Statement on Form S-1 as declared effective by the Commission on December 20, 1995.

 10.11 Agreement of Limited Partnership of Industry Mortgage Company, L.P., dated as of July 1, 1993, between Industry Mortgage Corporation and the Limited Partners of Industry Mortgage Company, L.P., including
          CSC, as amended by the First Amended and Restated Agreement of Limited
          Partnership of Industry Mortgage Company, L.P., dated as of January 1,
          1994, by the First Amendment to First Amended and Restated Agreement of Limited Partnership of Industry Mortgage Company, L.P., dated as of
          March,  1994,  and the Second  Amendment to First Amended and Restated
          Agreement of Limited Partnership of Industry Mortgage Company, L.P., dated as of July 1994, incorporated by reference to Exhibit 10.11 to the Company's Registration Statement on Form S-1 as declared effective by the Commission on December 20, 1995.

 10.12    Master Agreement for Sale and Purchase of Mortgages,  dated as of July
          1, 1993, between CSC and Industry Mortgage Company L.P., incorporated by reference to Exhibit 10.12 to the Company's Registration Statement on Form S-1 as declared effective by the Commission on December 20, 1995.



 10.13    Master Agreement for Sale and Purchase of Mortgage Loans,  dated as of
          March 11,  1994,  between CSC and The First  National  Bank of Boston,
          incorporated   by  reference  to  Exhibit   10.13  to  the   Company's
          Registration  Statement  on  Form  S-1 as  declared  effective  by the
          Commission on December 20, 1995.

 10.14    ContiMortgage  Wholesale  Second Mortgage Program Master Agreement for
          Sale and Purchase of Mortgages, dated as of August 23, 1991, between CSC and ContiMortgage Corporation, as amended by the First Amendment to Master Agreement for Purchase and Sale, dated as of November 22, 1993, by the Second Amendment to Master Agreement for Purchase and
          Sale, dated as of January 28, 1994 and by the Third Amendment, dated as of November 9, 1994, incorporated by reference to Exhibit 10.14 to the Company's Registration Statement on Form S-1 as declared effective by the Commission on December 20, 1995.

 10.15 Standby Financing and Investment Banking Services Agreement, dated as of June 24, 1994, between CSC and ContiTrade, incorporated by reference to Exhibit 10.15 to the Company's Registration Statement on Form S-1 as declared effective by the Commission on December 20, 1995.

 10.16    Ongoing Agreement of Purchase and Sale of Mortgage Loans,  dated as of
          November 12, 1993,  between CSC and NationsCredit  Financial  Services
          Corporation of America, incorporated by reference to Exhibit 10.16 to the Company's Registration Statement on Form S-1 as declared effective by the Commission on December 20, 1995.

 10.17    Letter  agreement,  dated as of December 15, 1994, from  NationsCredit
          Corporation and CSC, incorporated by reference to Exhibit 10.17 to the Company's Registration Statement on Form S-1 as declared effective by the Commission on December
          20, 1995.

 10.18    Promissory Note, dated as of December 9, 1993,  between CSC and Center
          Capital Corporation, incorporated by reference to Exhibit 10.18 to the Company's Registration Statement on Form S-1 as declared effective by the Commission on December
          20, 1995.

 10.19    Revolving Credit, Security, and Term Loan Agreement,  dated as of June
          30, 1995 among CSC, the Company, CoreStates Bank, N.A., Harris Trust and Savings Bank, NBD Bank and NatWest Bank N.A., as amended by
          Amendment No. 1 to the Revolving Credit Agreement,  dated as of August
          30, 1995,  incorporated by reference to Exhibit 10.19 to the Company's
          Registration Statement on Form S-1 as declared effective by the Commission on December 20, 1995.

 10.20    The  Company's  1995 Stock Option Plan,  incorporated  by reference to
          Exhibit 10.20 to the Company's Registration Statement on Form S-1 as declared effective by the Commission on December 20, 1995.



 10.21    The  Company's  1995   Non-Employee   Directors   Stock  Option  Plan,
          incorporated   by  reference  to  Exhibit   10.21  to  the   Company's
          Registration  Statement  on  Form  S-1 as  declared  effective  by the
          Commission on December 20, 1995.

 10.22    Pooling and  Servicing  Agreement,  dated as of March 10, 1995,  among
          CSC,  ContiTrade  and  Chemical  Bank,  incorporated  by  reference to
          Exhibit 10.22 to the Company's Registration Statement on Form S-1 as declared effective by the Commission on December 20, 1995.

 10.23    Indemnification  Agreement,  dated as of March 30,  1995,  among  CSC,
          ContiTrade  and  Municipal  Bond  Investors   Assurance   Corporation,
          incorporated   by  reference  to  Exhibit   10.23  to  the   Company's
          Registration  Statement  on  Form  S-1 as  declared  effective  by the
          Commission on December 20, 1995.

 10.24    Insurance  Agreement,  dated as of March 10, 1995, among CSC, Chemical
          Bank and Municipal Bond Investors Assurance Corporation, incorporated by reference to Exhibit 10.24 to the Company's Registration Statement on Form S-1 as declared effective by the Commission on December 20, 1995.

 10.25    Purchase  Price  Letter,  dated as of March 30, 1995,  between CSC and
          ContiTrade,   incorporated  by  reference  to  Exhibit  10.25  to  the
          Company's  Registration Statement on Form S-1 as declared effective by the Commission on December 20, 1995.

 10.26    Pooling and Servicing  Agreement,  dated as of July 31, 1995,  between
          CSC and Harris Trust and Savings  Bank,  incorporated  by reference to
          Exhibit 10.26 to the Company's Registration Statement on Form S-1 as declared effective by the Commission on December 20, 1995.

 10.27    Indemnification  Agreement,  dated as of August 24, 1995, between CSC,
          ContiFinancial  Services  Corporation and Financial Security Assurance
          Inc.,  incorporated  by  reference to Exhibit  10.27 to the  Company's
          Registration Statement on Form S-1 as declared effective by the Commission on December 20, 1995.

 10.28    Insurance and Indemnity Agreement,  dated as of July 31, 1995, between
          CSC and Financial Security Assurance Inc., incorporated by reference to Exhibit 10.28 to the Company's Registration Statement on Form S-1, as amended as declared effective by the Commission on December 20, 1995.

 10.29+   Mortgage Loan Purchase  Agreement,  dated as of May 26, 1995,  between
          CSC-UK and Greenwich, incorporated by reference to Exhibit 10.29 to the Company's Registration Statement on Form S-1 as declared effective by the Commission on December 20, 1995.



 10.30+ Letter, dated as of May 26, 1995, from Greenwich to CSC-UK regarding purchase commitment with respect to first and second mortgage loans located in the United Kingdom, incorporated by reference to Exhibit
          10.30 to the Company's Registration Statement on Form S-1 as declared effective by the Commission on December 20, 1995.

 10.31+   Servicing  Agreement,  dated as of May 26, 1995,  among  CSC-UK,  City
          Mortgage Servicing Limited and Greenwich, incorporated by reference to
          Exhibit 10.31 to the Company's Registration Statement on Form S-1 as declared effective by the Commission on December 20, 1995.

 10.32    Stock Purchase  Agreement,  dated as of September 29, 1995,  among the
          Company, David Steene, Martin Brand and Gerald Epstein, incorporated by reference to Exhibit 10.32 to the Company's Registration Statement on Form S-1 as declared effective by the Commission on December 20, 1995.

 10.33    Service Agreement, dated as of April 5, 1995, between CSC-UK and David
          Steene,  incorporated  by reference to Exhibit  10.33 to the Company's
          Registration Statement on Form S-1 as declared effective by the Commission on December 20, 1995.

 10.34    Service  Agreement,  dated as of April 5,  1995,  between  CSC-UK  and
          Martin Brand, incorporated by reference to Exhibit 10.34 to the Company's Registration Statement on Form S-1 as declared effective by the Commission on December 20, 1995.

 10.35    Service  Agreement,  dated as of April 5,  1995,  between  CSC-UK  and
          Gerald Epstein, incorporated by reference to Exhibit 10.35 to the Company's Registration Statement on Form S-1 as declared effective by the Commission on December 20, 1995.

 10.36    Agreement,  dated  as of  May  1,  1995,  between  CSC-UK  and  J.L.B.
          Equities, Inc., incorporated by reference to Exhibit 10.36 to the Company's Registration Statement on Form S-1 as declared effective by the Commission on December 20, 1995.

 10.37    Lease,  dated as of August 2, 1995,  among The Standard Life Assurance
          Company, City Mortgage Servicing Limited and CSC-UK, incorporated by reference to Exhibit 10.37 to the Company's Registration Statement on Form S-1 as declared effective by the Commission on December 20, 1995.

 10.38 Agreement and Plan of Reorganization, dated as of April 12, 1994, among Essex, CSC and Shareholders of CSC, incorporated by reference to
          Exhibit 10.38 to the Company's Registration Statement on Form S-1 as declared effective by the Commission on December 20, 1995.

 10.39    Stock Purchase  Agreement,  dated  November 15, 1993,  between CSC and
          Spectrum  Financial  Consultants,  Inc.,  incorporated by reference to
          Exhibit 10.39 to the Company's Registration Statement on Form S-1 as declared effective by the Commission on December 20, 1995.



 10.40    Pooling and Servicing Agreement,  dated as of November 27, 1995, among
          CSC,  ContiTrade  Services  L.L.C.  and Harris Trust and Savings Bank,
          incorporated   by  reference  to  Exhibit   10.40  to  the   Company's
          Registration  Statement  on  Form  S-1 as  declared  effective  by the
          Commission on December 20, 1995.

 10.41 Insurance and Indemnity Agreement, dated as of November 27, 1995, between CSC and Financial Security Assurance Inc., incorporated by reference to Exhibit 10.41 to the Company's Registration Statement on Form S-1 as declared effective by the Commission on December 20, 1995.

 10.42    Indemnification  Agreement,  dated as of December 6, 1995,  among CSC,
          Financial  Security   Assurance  Inc.  and   ContiFinancial   Services
          Corporation,  incorporated  by  reference  to  Exhibit  10.42  to  the
          Company's Registration Statement on Form S-1 as declared effective by the Commission on December 20, 1995.

 10.43    Purchase Price Letter,  dated as of December 6, 1995,  between CSC and
          ContiTrade Services L.L.C., incorporated by reference to Exhibit 10.43 to the Company's Registration Statement on Form S-1 as declared effective by the Commission on December 20, 1995.

 10.44    Stock Option  Agreement,  dated as of March 6, 1996,  by and among the
          Company,  CSC-UK  and  Messrs.  Jaye  and  Johnson,   incorporated  by
          reference to Exhibit 2.1 to the Company's  Current  Report on Form 8-K
          filed with the Commission on March 14, 1996.

 10.45    Asset  Purchase  Agreement,  dated March 6, 1995, by and among CSC-UK,
          J&J,  UK  Credit   Corporation   Limited  ("UK  Credit")  and  certain
          shareholders of UK Credit, incorporated by reference to Exhibit 2.2 to the Company's  Current Report on Form 8-K filed with the Commission on
          March 14, 1996.

 10.46++  Letter  Agreement,   dated  as  of  March  28,  1996,  from  Greenwich
          International,  Ltd.  to CSC-UK  regarding  purchase  commitment  with respect  to first and  second  mortgage  loans  located  in the United
          Kingdom,  incorporated  by reference to Exhibit 10.46 to the Company's
          Annual  Report  on Form 10-K  filed  with the  Commission  on April 1,
          1996.

 10.47 Letter Agreement, dated March 28, 1996, between Greenwich and CSC-UK regarding termination of prior agreement, incorporated by reference to
          Exhibit 10.46 to the Company's Annual Report on Form 10-K filed with the Commission on April 1, 1996.

 10.48*   Subscription  Agreement,  dated  April 26,  1996,  among the  Company,
          NatWest Securities Limited,  Bear, Stearns & Co. Inc., CIBC Wood Gundy
          Securities Corp. and Wasserstein Perella Securities, Inc.

 27.1*    Financial Data Schedule


- -------------
*  Filed herewith
+  Confidential treatment granted
++ Confidential treatment requested