Form 10-Q
period 1996-06-30
CITYSCAPE FINANCIAL CORP
filed 1996-08-14
CIK 866253

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended June 30, 1996


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number: 0-27314

                            CITYSCAPE FINANCIAL CORP.


     Delaware
(State or other jurisdiction of                            11-2994671
incorporation or organization)                (IRS Employer Identification No.)

                 565 Taxter Road, Elmsford, New York 10523-5200
          (Address of principal executive offices, including zip code)

                                 (914) 592-6677
              (Registrant's telephone number, including area code)

                  --------------------------------------------
(Former name, former address and former fiscal year if changed since last report)

Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

                      29,627,452 shares $.01 par value, of
                       Common Stock, as of August 5, 1996

                            CITYSCAPE FINANCIAL CORP.
                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                         Six Months Ended June 30, 1996



                                                                          Page
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Statements of Financial Condition at June 30, 1996
 and December 31, 1995                                                     2

Consolidated Statements of Operations for the six months and the
 three months ended June 30, 1996 and 1995                                 3

Consolidated Statements of Cash Flows for the six months ended June 30,
   1996 and 1995                                                           4

Notes to Consolidated Financial Statements                               5 - 7

Item 2. Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                       8 - 14


Part II - OTHER INFORMATION                                             15 - 22

                           CITYSCAPE FINANCIAL CORP.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                                                                         June 30, 1996   December 31, 1995
                                                                                          (Unaudited)      (Audited)
                                                                                         -------------    -------------
Assets
          Cash and cash equivalents                                                    $     6,860,183 $     3,598,549
          Cash held in escrow                                                               10,885,667       5,920,118
          Prepaid commitment fees                                                           37,034,000            --
          Marketable equity securities                                                       9,818,190            --
          Mortgage servicing receivables                                                   117,274,653      22,059,107
          Interest-only and residual certificates                                           45,414,617      15,571,455
          Mortgages held for sale, net                                                     114,348,602      74,223,393
          Mortgages held for investment, net                                                 4,510,991       1,024,204
          Equipment and leasehold improvements, net                                          6,254,176       2,380,571
          Goodwill                                                                          78,266,028      19,258,011
          Other  assets                                                                     32,326,110       6,352,619
                                                                                           ============= =============
               Total assets                                                              $ 462,993,217   $ 150,388,027
                                                                                           ============= =============

Liabilities
          Warehouse financing facilities                                                 $  72,796,772   $  74,901,975
          Accounts payable and other liabilities                                            42,005,248      16,410,833
          Income taxes payable                                                              38,529,219       1,204,803
          Standby financing facility                                                         7,966,292         771,361
          Notes payable                                                                     38,000,000            --
          Convertible subordinated debentures                                              143,750,000            --
                                                                                           ------------- -------------
               Total liabilities                                                           343,047,531      93,288,972
                                                                                           ------------ -------------

Stockholders' Equity
          Preferred stock, $.01 par value, 5,000,000 shares authorized;
             no shares issued and outstanding                                                     --              --
          Common stock, $.01 par value, 50,000,000 shares
            authorized; 29,626,452 and 28,900,732 issued and outstanding
            at June 30, 1996 and December 31, 1995, respectively                               296,264         289,007
          Additional paid-in capital                                                        57,435,086      44,838,143
          Foreign currency translation adjustment                                              448,168          (6,219)
          Unrealized gain on marketable securities                                           5,670,044            --
          Retained earnings                                                                 56,096,124      11,978,124
                                                                                           ------------- -------------
               Total stockholders' equity                                                  119,945,686      57,099,055
                                                                                           ------------- -------------

Commitments and contingencies
                                                                                           ============= =============
               Total liabilities and stockholders' equity                                $ 462,993,217   $ 150,388,027
                                                                                           ============= =============


                   See accompanying notes to consolidated financial statements.

                           CITYSCAPE FINANCIAL CORP.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                   Three Months Ended June 30,    Six Months Ended June 30,
                                                      1996             1995           1996           1995
                                                  ------------     ------------   ------------   ------------
Revenues
     Gain on sale of loans                        $ 80,143,968     $  8,591,851   $104,236,706   $ 12,471,351
     Mortgage origination income                     1,355,553          785,476      2,191,649      1,404,636
     Interest                                        6,460,688        1,067,926      9,478,371      2,133,758
     Servicing income                                  795,149           73,939      1,355,853         98,688
     Earnings from partnership                         110,000          196,639        260,000        431,000
     Other                                             514,343           30,870        636,190         43,440
                                                  ------------     ------------   ------------   ------------
          Total revenues                            89,379,701       10,746,701    118,158,769     16,582,873
                                                  ------------     ------------   ------------   ------------

Expenses
     Salaries and employee benefits                 15,270,243        2,281,875     20,652,588      4,084,079
     Interest expense                                4,683,682        1,392,875      6,381,727      2,332,864
     Selling expenses                                3,011,939          607,473      4,374,906        917,903
     Other operating expenses                        5,762,177        1,655,884      9,806,575      2,690,706
     Amortization of goodwill                        1,033,794             --        1,527,588           --
                                                  ------------     ------------   ------------   ------------
          Total expenses                            29,761,835        5,938,107     42,743,384     10,025,552
                                                  ------------     ------------   ------------   ------------

     Earnings before minority interest and income   59,617,866        4,808,594     75,415,385      6,557,321
     Minority interest                                    --            845,608           --          845,608
                                                  ------------     ------------   ------------   ------------

     Earnings before income taxes                   59,617,866        3,962,986                     5,711,713
     Provision for income taxes                     24,773,010        1,585,194     31,297,385      2,284,685
                                                  ------------     ------------   ------------   ------------

Net earnings                                      $ 34,844,856     $  2,377,792   $ 44,118,000   $  3,427,028
                                                  ============     ============   ============   ============

Primary earnings per share
     Net earnings per share of common stock       $       1.14     $       0.11   $       1.46   $       0.16
                                                  ============     ============   ============   ============

Fully diluted earnings per share
     Net earnings per share of common stock       $       1.05             --     $       1.41           --
                                                  ============     ============   ============   ============

   Weighted average number of shares outstanding and common stock equivalents

    Primary                                         30,452,048       22,081,628     30,152,067     22,081,628
                                                  ============     ============   ============   ============
    Fully Diluted                                   33,841,939             --       31,940,693           --
                                                  ============     ============   ============   ============



          See accompanying notes to consolidated financial statements.

                           CITYSCAPE FINANCIAL CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                             (Unaudited)

                                                                                      Six Months Ended June 30,
                                                                                      1996                1995
                                                                                  -------------       -------------

Cash flows from operating activities:
   Net earnings                                                                   $  44,118,000       $   3,427,028
   Adjustments to reconcile net earnings to net
     cash provided by operating activities:
         Depreciation and amortization                                                3,042,608             113,711
         Income taxes payable                                                        39,055,460           1,457,372
         Earnings from partnership interest                                            (260,000)           (431,000)
         Increase in mortgage servicing receivables                                 (97,164,591)         (5,438,021)
         Increase in interest-only and residual certificates                        (29,843,162)         (4,277,266)

   Net changes in operating assets and liabilities:
        Increase in accrued interest receivable                                      (1,621,521)            (82,267)
        (Increase) decrease in accounts receivable                                  (10,472,041)            406,962
        (Increase) decrease in mortgages receivable                                     322,327          (8,013,995)
        (Increase) decrease  in other assets                                         (9,292,045)             11,147
        Increase in accounts payable & other liabilities                             15,793,508           2,109,193
        Other, net                                                                     (978,875)            827,058
                                                                                  -------------       -------------
              Net cash used in operating activities                                 (47,300,332)         (9,890,078)
                                                                                  -------------       -------------

Cash flows from investing activities:
       Acquisition of J&J and Heritable                                             (82,068,974)               --
       Net purchases of equipment                                                    (3,389,575)           (284,582)
       Net (advances) distributions from partnership                                    908,315             141,168
       Increase in mortgages held for investment                                       (713,787)               --
       Increase in real estate owned                                                   (180,472)               --
                                                                                  -------------       -------------
              Net cash used in investing activities                                 (85,444,493)           (143,414)
                                                                                  -------------       -------------

Cash flows from financing activities:
       Increase (decrease) in warehouse financings and notes payable                 (2,104,760)          8,832,791
       Increase (decrease) in standby financing facility                             (1,138,261)          2,049,302
       Net proceeds from issuance of subordinated debentures                        139,134,125                --
       Net proceeds from issuance of common stock                                       115,355             500,000
                                                                                  -------------       -------------
              Net cash provided by financing activities                             136,006,459          11,382,093
                                                                                  -------------       -------------

Net increase in cash and cash equivalents                                             3,261,634           1,348,601

   Cash and cash equivalents at beginning of period                                   3,598,549             919,291

                                                                                  =============       =============
   Cash and cash equivalents at end of period                                     $   6,860,183       $   2,267,892
                                                                                  =============       =============

Supplemental disclosure of cash flow information:
   Income taxes paid during the period                                            $   2,925,028       $   1,463,625
                                                                                  =============       =============
   Interest paid during the period                                                $   2,357,385       $   1,437,812
                                                                                  =============       =============


          See accompanying notes to consolidated financial statements.

                            CITYSCAPE FINANCIAL CORP.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1996
                                   (Unaudited)

1. Organization

     Cityscape Financial Corp. ("Cityscape" or the "Company") is a consumer finance company that, through its wholly-owned subsidiary, Cityscape Corp. ("CSC"), engages in the business of originating, purchasing, selling and servicing mortgage loans secured primarily by one- to four-family residences. The majority of the Company's loans are made to owners of single family residences who use the loan proceeds for such purposes as debt consolidation, financing of home improvements and educational expenditures, among others. In the United States, the Company is licensed to do business in 37 states and the District of Columbia. The Company commenced operations in the United Kingdom in May 1995 with the formation of City Mortgage Corporation Limited ("CSC-UK"), an English corporation that originates, sells and services loans in England, Scotland and Wales in which the Company initially held a 50% interest and subsequently purchased the remaining 50% on September 30, 1995 (See Note 3). CSC-UK had no operations and no predecessor prior to May 1995.

2.  Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring accruals, considered necessary for a fair presentation of the results for the interim period have been included. Operating results for the six months ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. The accompanying consolidated financial statements and the information included under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" should be read in conjunction with the consolidated financial statements and related notes of the Company for the year ended December 31, 1995.

     The consolidated financial statements of the Company include the accounts of CSC and its wholly-owned subsidiaries and beginning in May 1995, CSC-UK. All significant intercompany balances and transactions have been eliminated in consolidation. The CSC Acquisition, the UK Acquisition, the J&J Acquisition and the Heritable Acquisition (as such terms are defined below) have been accounted for under the purchase method of accounting and, more specifically with respect to the CSC Acquisition only, a "reverse acquisition" as described in Note 3 below.

     Certain amounts in the statements have been reclassified to conform with the 1996 classifications.

3.   Acquisitions

     On April 27, 1994, Mandi of Essex, Ltd., ("Essex") acquired all of the capital stock of CSC in an acquisition in which the shareholders of CSC acquired beneficial ownership of 16,560,000 shares or 92% of Essex's common stock (the "CSC Acquisition"). In connection with the CSC Acquisition, Essex changed its name to Cityscape Financial Corp. From the date of its formation through the date of the CSC Acquisition, Essex's activities were limited to (i) the sale of initial shares in connection with its organization, (ii) a registered public offering of securities and (iii) the pursuit of a combination, by merger or acquisition. The CSC Acquisition was effective as of January 1, 1994 for financial reporting purposes.

     The CSC Acquisition and the issuance of common stock to the former CSC shareholders resulted in the former shareholders of CSC obtaining a majority voting interest in the Company. Generally accepted accounting principles require that the company whose shareholders retain the majority interest in a combined business be treated as the acquirer for accounting purposes. As a consequence, the CSC Acquisition has been accounted for as a "reverse acquisition" for financial reporting purposes and CSC is deemed to have acquired 100% interest in the Company, as of the date of the acquisition.

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

     In May 1995, the Company and three principals of a privately held United Kingdom-based mortgage banker formed CSC-UK. CSC-UK operates in the United Kingdom (excluding Northern Ireland, the "UK"), and lends to individuals who are unable to obtain mortgage financing from conventional mortgage sources such as banks and building societies because of impaired or unsubstantiated credit histories and/or unverifiable income. On September 29, 1995, the Company entered into an agreement with the three other shareholders of CSC-UK to acquire their 50% interest in CSC-UK not then owned by the Company through the issuance of 3,600,000 shares of the Company's Common Stock valued at $21.6 million (the "UK Acquisition"). The UK Acquisition was completed as of September 30, 1995. The UK Acquisition resulted in the recognition of $19.7 million of goodwill. In addition to the goodwill, the Company acquired assets of $9.0 million, consisting primarily of mortgage servicing receivables, and assumed $4.1 million of liabilities. The UK Acquisition was accounted for as a purchase transaction. No additional fair market value was assigned to the net assets received in the UK Acquisition.

     On  April  23,  1996,  CSC-UK  acquired  all the  outstanding  stock of J&J
Securities Limited ("J&J") a London-based mortgage banker for (pound)15.0 million ($22.7 million) and 548,000 shares of the Company's Common Stock valued at $9.8 million (the "J&J Acquisition"). Of the $22.7 million in cash, $17.9 million was paid at closing, $3.1 million was payable subject to the resolution of certain tax issues related to J&J and $1.7 million is payable based upon the performance of certain mortgage loans held by J&J. J&J has become a wholly-owned subsidiary of CSC-UK. The J&J Acquisition was accounted for as a purchase transaction. J&J provides secured mortgage loans to UK borrowers who are similar to the Company's UK borrowers. The J&J Acquisition resulted in the recognition of $19.2 million of goodwill. In addition to the goodwill, the Company acquired assets of $53.8 million, consisting primarily of mortgage loans held for sale, and assumed $38.8 million of liabilities. No additional fair market value was assigned to the net assets received in the J&J Acquisition.

     On June 14, 1996, CSC-UK acquired all of the outstanding stock of Heritable Group Limited ("Heritable") for approximately $66.0 million, including 99,362 shares of the Company's Common Stock valued at $2.5 million (the "Heritable Acquisition"). Heritable, a UK-based mortgage finance company, operates as a wholly-owned subsidiary of CSC-UK. The Heritable Acquisition was accounted for as a purchase transaction. Heritable originates a full range of mortgage loan products secured primarily by single family residences geared towards borrowers on the upper-end of the credit spectrum. The Heritable Acquisition resulted in the recognition of $41.2 million of goodwill. In addition to the goodwill, the Company acquired assets of $221.2 million, consisting primarily of mortgage loans held for sale, and assumed $193.2 million of liabilities. No additional fair market value was assigned to the net assets received in the Heritable Acquisition.


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

5.  Earnings Per Share

     Primary earnings per share are based on the net earnings applicable to common stock divided by the weighted average number of common shares and common stock equivalents outstanding during the period, after giving effect to a 100% stock dividend effected on September 29, 1995 and a 100% stock dividend effected on July 1, 1996. Fully diluted earnings per share are based on the net earnings applicable to common stock adjusted for the after-tax interest expense on the Convertible Debentures (as defined below), divided by the weighted average number of common shares and common stock equivalents outstanding during the period increased by the assumed conversion of the Convertible Debentures into shares of Common Stock.

6.  Convertible Debentures

     In May 1996, the Company issued $143.8 million of 6% Convertible Subordinated Debentures due 2006 (the "Convertible Debentures"), convertible at any time prior to redemption or maturity, at the holder's option, into shares of the Company's Common Stock at a conversion price of $26.25, subject to adjustment. The Convertible Debentures may be redeemed, at the option of the Company, in whole or in part, at any time after May 15, 1999 at predetermined redemption prices together with accrued and unpaid interest to the date fixed for redemption. The coupon at 6% per annum, is payable semi-annually on each May 1 and November 1, commencing November 1, 1996. The terms of the indenture governing the Convertible Debentures do not limit the incurrence of additional indebtedness by the Company, nor do they limit the Company's ability to make payments such as dividends.

PART I - FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

     The Company is a consumer finance company engaged in the business of originating, purchasing, selling and servicing mortgage loans secured primarily by one- to four-family residences. The Company primarily generates income from gains recognized from premiums on loans sold through whole loan sales to institutional purchasers, gain on sale of loans sold through securitizations, interest earned on loans held for sale and mortgage servicing receivables, origination fees received as part of the loan application process and fees earned on loans serviced. Gain on sale of loans includes the fair value of the interest-only and residual certificate that the Company receives upon the sale of loans through securitizations in the US and the value of mortgage servicing receivables that it receives on UK securitizations and on sales into the US Greenwich Facility and the UK Greenwich Facility (as such terms are defined in the Liquidity and Capital Resources section). Gain recorded on loans sold with servicing retained represents the excess of the interest rate payable by an obligor on a loan over the interest rate passed through to the purchaser acquiring an interest in such loan, less applicable recurring fees. Gain on sale of loans constituted approximately 88.2% of total revenues for the six months ended June 30, 1996 and 75.2% of total revenues for the six months ended June 30, 1995. The Company completed its first US securitization in March of 1995 and its first UK securitization in March of 1996. The Company anticipates that it will continue to sell a substantial portion of its loans through securitizations with the balance sold in whole loan sales to institutional purchasers.

   Results of Operations

     Three  Months  Ended June 30, 1996  Compared to Three Months Ended June 30,
1995

     Total revenues increased $78.7 million or 735.5% to $89.4 million for the three months ended June 30, 1996 from $10.7 million for the comparable period in 1995. This increase was primarily the combined result of higher gains on sale of loans resulting from the combined US and UK increased loan origination and purchase volume and volume of loans sold compared to the prior period, an increase in net mortgage origination income due to an increased loan origination volume and an increase in servicing income.

     Gain on sale of loans increased $71.5 million or 831.4% to $80.1 million for the three months ended June 30, 1996 from $8.6 million for the comparable period in 1995. This increase was a result of the increase in CSC-UK's gain on loan sales of $66.2 million representing a 26.6% gain on the $248.5 million of loan sales during the period compared to gain on loan sales of $2.7 million representing a 35.5% gain on the $7.5 million on loan sales during the comparable period in 1995. The lower average gain recognized during the three months ended June 1996 was a result of the lower average gain recognized on the sale of the Heritable loan portfolios. In addition, the increase was a result of the increased volume of US loan sales at lower average gains during the three months ended June 30, 1996 ($270.9 million of loan sales at a weighted average gain of 5.2% ($14.0 million) as compared to a weighted average gains of 7.7% ($5.9 million) on $76.9 million loan sales during the three months ended June 30, 1995). The lower average gain recognized during the three months ended June 1996 was a result of the lower average margins from bulk purchases begun during the second quarter of 1996, as well as lower margins from shifts of interest rates during the second quarter of 1996. Included in the CSC-UK gain on loan sales were $21.8 million and $29.2 million of gains on the sale of the loan portfolios acquired as a result of the J&J Acquisition and the Heritable Acquisition.

     Mortgage origination income increased $570,077 or 72.6% to $1.4 million for the three months ended June 30, 1996 from $785,476 for the comparable period in 1995. This increase was primarily a result of (i) the increase in US loan origination and purchase volume to $290.0 million for the three months ended June 30, 1996 from $87.7 million for the comparable period in 1995, partially offset by lower average origination fees earned and (ii) the increase in mortgage origination income from CSC-UK. It is anticipated that the Company's domestic origination fees as a percentage of loans originated will continue to decrease in the future.

     Interest income increased $5.4 million or 490.9% to $6.5 million for the three months ended June 30, 1996 from $1.1 million for the comparable period in 1995. This increase was due primarily to the increased balance of loans held for sale during the 1996 period resulting from the increased loan origination and purchase volume in excess of loans sold during the period as well as income recognized on mortgage servicing receivables.

     Servicing income increased $721,210 or 975.4 % to $795,149 for the three months ended June 30, 1996 from $73,939 for the comparable period in 1995. This increased income was due primarily to an increase in the average balances of US loans serviced to $587.9 million for the period ending June 30, 1996 from $96.6 million for the period ending June 30, 1995 and the increase in the average balances of UK loans serviced to $198.4 million for the period ending June 30, 1996 from $5.5 million for the period ending June 30, 1995.

     Earnings from partnership interest decreased $96,639 or 49.1% to $110,000 for the three months ended June 30, 1996 from $196,639 million for the comparable period in 1995 as a result of lower earnings recognized from the equity interest in Industry Mortgage Company, L.P. for the three months ended June 30, 1996.

     Total expenses increased $23.9 million or 405.1% to $29.8 million for the three months ended June 30, 1996 from $5.9 million for the comparable period in 1995. This increase was a result of increased salaries, selling expenses and operating expenses related to increased loan origination and purchase volume during the 1996 period. Total expenses as a percentage of total revenues decreased to 33.3% for the three months ended June 30, 1996 from 55.1% for the comparable period in 1995. During the three months ended June 30, 1996, amortization of goodwill related to the UK Acquisition, the J&J Acquisition and the Heritable Acquisition totaled $1.0 million.

     Salaries and employee benefits increased $13.0 million or 565.2% to $15.3 million for the three months ended June 30, 1996 from $2.3 million for the comparable period in 1995. This increase was primarily due to increased staffing levels to 367 US employees at June 30, 1996 compared to 167 US employees for the comparable period in 1995, the increased staffing levels associated with the UK operations, severance costs associated with the J&J Acquisition and the Heritable Acquisition, growth in loan origination and purchase volume and geographic expansion, as well as increased loans serviced.

     Interest expense increased $3.3 million or 235.7%, to $4.7 million for the three months ended June 30, 1996 from $1.4 million for the comparable period in 1995. The increase was primarily attributable to the interest costs associated with the $143.8 million Convertible Debentures issued during the second quarter of 1996 as well as an increased balance of loans held pending sale during the three months ended June 30, 1996 resulting from the increased loan origination and purchase volume during the period.

     Other expenses increased $6.5 million or 282.6% to $8.8 million for the three months ended June 30, 1996 from $2.3 million for the comparable period in 1995. This was primarily a result of increased selling costs of $2.4 million or 395.1% to $3.0 million for the three months ended June 30, 1996 from $607,473 for the comparable period in 1995, and increased professional fees, travel and entertainment and occupancy costs incurred to support the increased loan origination and purchase volume.

     Net earnings increased $32.4 million or 1,350.0% to $34.8 million for the three months ended June 30, 1996 from $2.4 million for the comparable period in 1995. The growth in net earnings was due primarily to the inclusion of non-recurring, after-tax earnings of $23.1 million from the sale of the loan portfolios acquired as a result of the J&J Acquisition and the Heritable Acquisition, as well as increased revenues resulting from an increase in US and UK loan origination and purchase volume and volume of loans sold during the three months ended June 30, 1996.


     Six Months Ended June 30, 1996 Compared to Six Months Ended June 30, 1995

     Total revenues increased $101.6 million or 612.0% to $118.2 million for the six months ended June 30, 1996 from $16.6 million for the comparable period in 1995. This increase was primarily the combined result of higher gains on sale of loans resulting from the combined US and UK increase in loan origination and purchase volume and volume of loans sold compared to the prior period, the inclusion of the operating results of CSC-UK, not in existence until May 1995 and was 50% owned in the second quarter of 1995, an increase in net mortgage origination income due to an increased loan origination volume and an increase in servicing income.

     Gain on sale of loans increased $91.7 million or 733.6% to $104.2 million for the six months ended June 30, 1996 from $12.5 million for the comparable period in 1995. This increase was a result of the inclusion of CSC-UK's gain on loan sales of $78.4 million representing a 28.4% gain on the $275.9 million of loan sales during the period as compared to gain on loan sales of $2.7 million representing a 35.5% gain on the $7.5 million of loan sales during the comparable period in 1995. The lower average gain recognized during the six months ended June 30, 1996 was a result of the lower average gain recognized on the sale of the Heritable loan portfolios. In addition, the increase was a result of the increased volume of US loan sales at lower average gains during the six months ended June 30, 1996 ($446.7 million of loan sales at a weighted average gain of 5.8% ($25.8 million) as compared to a weighted average gains of 7.3% ($9.8 million) on $133.6 million of loan sales during the six months ended June 30, 1995). The lower average gain recognized during the six months ended June 30, 1996 was a result of the lower average margins from bulk purchases begun during the second quarter of 1996, as well as lower margins from shifts of interest rates during the second quarter of 1996. Included in the CSC-UK gain on loan sales were $21.8 million and $29.2 million of gains on the sale of the loan portfolios acquired as a result of the J&J Acquisition and the Heritable Acquisition.

     Mortgage origination income increased $787,013 or 56.0% to $2.2 million for the six months ended June 30, 1996 from $1.4 million for the comparable period in 1995. This increase was primarily a result of (i) the increase in US loan origination and purchase volume to $457.7 million for the six months ended June 30, 1996 from $148.5 million for the comparable period in 1995, partially offset by lower average origination fees earned and (ii) the increase in mortgage origination income from CSC-UK. It is anticipated that the Company's origination fees as a percentage of loans originated will continue to decrease in the future.

     Interest income increased $7.4 million or 352.4% to $9.5 million for the six months ended June 30, 1996 from $2.1 million for the comparable period in 1995. This increase was due primarily to the increased balance of loans held for sale during the 1996 period resulting from the increased loan origination and purchase volume in excess of loans sold during the period as well as income recognized on mortgage servicing receivables.

     Servicing income increased $1.3 million or 1,317.3% to $1.4 for the six months ended June 30, 1996 from $98,688 for the comparable period in 1995. This increased income was due primarily to an increase in the average balances of US loans serviced to $500.9 million for the period ending June 30, 1996 from $71.6 million for the period ending June 30, 1995 and the increase in the average balance of UK loans serviced to $128.2 million for the period ending June 30, 1996 from $5.5 million for the period ending June 30, 1995.

     Earnings from partnership interest decreased $171,000 or 39.7% to $260,000 for the six months ended June 30, 1996 from $431,000 for the comparable period in 1995 as a result of lower earnings recognized from the equity interest in Industry Mortgage Company, L.P. during the six months ended June 30, 1996.

     Total expenses increased $32.7 million or 327.0% to $42.7 million for the six months ended June 30, 1996 from $10.0 million for the comparable period in 1995. This increase was a result of increased salaries, selling expenses and operating expenses related to increased loan origination and purchase volume during the 1996 period, as well as inclusion of the operating results of CSC-UK, as compared to the six months ended June 30, 1995. Total expenses as a percentage of total revenues decreased to 36.2% for the six months ended June 30, 1996 from 60.2% for the comparable period in 1995. During the six months ended June 30, 1996, amortization of goodwill related to the CSC-UK Acquisition, the J&J Acquisition and the Heritable Acquisition totaled $1.5 million.

     Salaries and employee benefits increased $16.6 million or 404.9% to $20.7 million for the six months ended June 30, 1996 from $4.1 million for the comparable period in 1995. This increase was primarily due to increased staffing levels to 367 US employees at June 30, 1996 compared to 167 US employees for the comparable period in 1995, the increased staffing levels associated with the UK operations, severance costs associated with the J&J Acquisition and the Heritable Acquisition, growth in loan origination and purchase volume and geographic expansion, as well as an increase in loans serviced.

     Interest expense increased $4.1 million or 178.3%, to $6.4 million for the six months ended June 30, 1996 from $2.3 million for the comparable period in 1995. The increase was primarily attributable to the interest costs associated with the $143.8 million Convertible Debentures issued during the second quarter of 1996 as well as an increased balance of loans held pending sale during the six months ended June 30, 1996 resulting from the increased loan origination and purchase volume during the period.

     Other expenses increased $10.6 million or 294.4% to $14.2 million for the six months ended June 30, 1996 from $3.6 million for the comparable period in 1995 This increase was primarily a result of increased selling costs of $3.5 million or 376.6% to $4.4 million for the six months ended June 30, 1996 from $917,903 for the comparable period in 1995, and increased professional fees, travel and entertainment and occupancy costs incurred to support the increased loan origination and purchase volume and the inclusion of the operating results of CSC-UK during the period.

     Net earnings increased $40.7 million or 1,197.1% to $44.1 million for the six months ended June 30, 1996 from $3.4 million for the comparable period in
1995. The growth in net earnings was due primarily to the inclusion of non-recurring, after-tax earnings of $23.1 million from the sale of the loan portfolios acquired as a result of the J&J Acquisition and Heritable Acquisition, increased revenues resulting from an increase in loan origination and purchase volume and volume of loans sold during the six months ended June 30, 1996 as the Company expanded its geographic base to 37 states and the District of Columbia and further penetrated existing markets.

     Financial Condition

     June 30, 1996 Compared to December 31, 1995

     Cash and cash equivalents increased $3.3 million or 91.7% to $6.9 million at June 30, 1996 from $3.6 million at December 31, 1995.

     Prepaid commitment fees were recorded as an asset at March 31, 1996 as a result of the UK Greenwich Facility entered into by CSC-UK and Greenwich International Ltd., a subsidiary of Greenwich Capital Markets, Inc. (referred to herein, including any subsidiaries as "Greenwich") in March 1996. The balance at June 30, 1996 was $37.0 million. There was no corresponding asset at December 31, 1995.

     Marketable equity securities in the amount of $9.8 million were recorded as an asset at June 30, 1996 as a result of the Company's 5.82% equity interest in IMC Mortgage Company ("IMC"). Prior to June 1996, the Company had recorded a 9.09% limited partnership interest in Industry Mortgage Company, L.P., the predecessor to IMC. At December 31, 1995, the Company's investment in partnerships was $758,315 and was recorded as other assets. In June 1996, IMC converted into corporate form and effected a public offering of common stock. As a result of the offering, the Company's interest in IMC is no longer accounted for under the equity method of accounting, whereby the Company recognized its relative portion of the partnership earnings as revenues, but rather as marketable securities available for sale in accordance with SFAS No. 115. Available for sale securities are reported on the statement of financial condition at fair market value with any corresponding change in value reported as an unrealized gain or loss (if assessed to be temporary) as an element of stockholders' equity after giving effect for taxes.

     Mortgage servicing receivables increased $95.2 million or 430.8% to $117.3 million at June 30, 1996 from $22.1 million at December 31, 1995 primarily due to the increase of loan sales with servicing retained, partially offset by amortization expenses.

     Interest-only and residual certificates increased $29.8 million or 191.0% to $45.4 million at June 30, 1996 from $15.6 million at December 31, 1995 as a result of the $109.7 million and $252.0 million of US securitizations completed during the first six months of 1996.

     Mortgage loans held for sale, net increased $40.1 million or 54.0% to $114.3 million at June 30, 1996 from $74.2 million at December 31, 1995 due primarily to the volume of US loans originated exceeding loan sale volume in the first six months of 1996 and loans acquired as part of the J&J Acquisition and the Heritable Acquisition which were not yet sold.

     Mortgage loans held for investment, net increased $3.5 million or 350.0% to $4.5 million at June 30, 1996 from $1.0 million at December 31, 1995. This increase was a result of the Company's increased loan origination and purchase volume and the inclusion of $2.7 million of mortgages held for investment by CSC-UK. As a percentage of total assets, mortgage loans held for investment increased to 1.0% at June 30, 1996 from 0.7% at December 31, 1995.

     Goodwill and other intangibles net of amortization increased $59.0 million or 305.7% to $78.3 million at June 30, 1996 from $19.3 million at December 31, 1995 primarily as a result of the goodwill recorded in connection with the J&J Acquisition and the Heritable Acquisition of $19.2 million and $41.2 million, respectively, offset by $1.5 million of amortization during the period..

     Other assets increased $25.9 million or 404.7% to $32.3 million at June 30, 1996 from $6.4 million at December 31, 1995. This was primarily the result of the inclusion at June 30, 1996 of subwarehouse loan receivables of $5.6 million, deferred costs of $4.5 million related to the issuance of the Convertible Debentures, CSC-UK receivables related to loan sales to Greenwich of approximately $9.3 million and other assets of CSC-UK of $6.2 million.

     Warehouse financing facilities outstanding decreased $2.1 million or 2.8% to $72.8 million at June 30, 1996 from $74.9 million at December 31, 1995 primarily as a result of an increased volume of loans directly funded by the Company with proceeds from the Convertible Debenture offering.

     Accounts payable and other liabilities increased $25.6 million or 156.1% to $42.0 million at June 30, 1996 from $16.4 million at December 31, 1995. This was primarily the result of the inclusion of CSC-UK and increased escrow balances associated with the increased loan servicing portfolio.

     Notes payable totaled $38.0 million at June 30, 1996 representing the $38.0 million note payable recorded in connection with the UK Greenwich Facility.

     Stockholders' equity increased $62.8 million or 110.0% to $119.9 million at June 30, 1996 from $57.1 million at December 31, 1995 primarily as a result of net earnings of $44.1 million for the six months ended June 30, 1996, in addition to a $5.7 million unrealized gain on marketable securities and a foreign currency translation adjustment of $448,168.

     Liquidity and Capital Resources

     The Company uses its cash flow from whole loan sales, loans sold through securitizations, pre-funding mechanisms through its securitizations, loan origination fees, processing fees, net interest income and borrowings under its warehouse facility, US purchase facilities, standby facility and UK purchase facility to meet its working capital needs. The Company's cash requirements include the funding of loan originations and purchases, payment of interest expenses, funding the over-collateralization requirements for securitizations, operating expenses, income taxes and capital expenditures.

     Adequate credit facilities and other sources of funding, including the ability of the Company to sell loans, are essential to the continuation of the Company's ability to originate and purchase loans. As a result of increased loan originations and purchases and its growing securitization program, the Company has operated, and expects to continue to operate, on a negative cash flow basis. During the six month periods ended June 30, 1996 and 1995, the Company used operating cash of approximately $47.3 million and $9.9 million, respectively. Additionally, during the same periods, the Company used $85.4 million and $143,414 in investing activities, primarily to fund the Company's acquisitions of J&J and Heritable in the 1996 period. The Company's sale of loans through securitizations has resulted in a gain on securitization recognized by the Company. The recognition of this gain on securitization has a negative impact on the cash flow of the Company because significant costs are incurred upon closing of the transactions giving rise to such gain and the Company is required to pay state and federal income taxes on the gain on securitization in the period recognized, although the Company does not receive the cash representing the gain until later periods as the related loans are repaid or otherwise collected. During the same periods, the Company received cash of $136.0 million and $11.4 million, respectively. The Company borrows funds on a short-term basis to support the accumulation of loans prior to sale. These short-term borrowings are made under a warehouse line of credit with a group of banks for which CoreStates Bank, N.A. ("CoreStates") serves as agent (the "Warehouse Facility"). Pursuant to the Warehouse Facility, the Company has available a secured revolving credit line of $72.0 million to finance the Company's origination or purchase of loans, pending sale to investors or for holding certain loans in its own portfolio (the "Revolving Credit Line"). The Revolving Credit Line is settled on a revolving basis in conjunction with ongoing loan sales and bears interest at a variable rate (8.35% at June 30, 1996) based on (i) 25 basis points over the higher of either the prime rate or the federal funds rate plus 50 basis points or (ii) LIBOR (A) divided by the result of one minus the stated maximum rate at which reserves are required to be maintained by Federal Reserve System member banks, (B) plus 175 basis points, as periodically elected by the Company. The outstanding balance of this portion of the Warehouse Facility was $55.9 million at June 30, 1996. The Revolving Credit Line extends through June 1997. In addition, the Warehouse Facility provides for a secured revolving working capital credit line of up to $3.0 million to be used by the Company for general corporate purposes (the "Working Capital Credit Line"). The Working Capital Credit Line operates as a revolving facility until January 1, 1997 at which time any outstanding balance under the Working Capital Credit Line converts to a term loan. The Working Capital Credit Line bears interest at a variable rate (9.25% at June 30, 1996) based on 100 basis points over the higher of either the prime rate or the federal funds rate plus 50 basis points. There was no outstanding balance under the Working Capital Credit Line at June 30, 1996. The Working Capital Credit Line terminates on December 31, 1998.

     The Warehouse Facility also permits the Company to use up to $10.0 million of the Revolving Credit Line to provide subwarehouse lines of credit to certain loan correspondents from whom the Company purchases loans. In July 1995, the Company began lending funds on a short-term basis to assist in the funding of loans originated by certain of the Company's loan correspondents. Each borrowing under these subwarehouse credit lines has a term of not more than 30 days. The Company requires personal guarantees of the credit line from the principals of the related loan correspondents. At June 30, 1996, the aggregate balance of loans outstanding under this program was $4.8 million, with applications pending for an additional $12.6 million of loans.

     The Company has a $50.0 million loan purchase agreement (the "US Purchase Facility") with ContiTrade Services Corporation ("ContiTrade") whereby the Company originates and then sells loans and retains the rights to repurchase loans at a future date for whole loan sales to institutional investors or for sales through securitizations. This agreement extends through June 1999. The aggregate principal balance of loans sold to and retained by ContiTrade at June 30, 1996 under the US Purchase Facility was $11.7 million. The Company also has a standby financing arrangement with ContiTrade (the "Standby Facility") whereby ContiTrade provides the Company up to $10.0 million line of credit which is secured by the interest-only and residual certificates the Company receives upon loan sales through securitizations. As of June 30, 1996, the Company had $2.0 million available under the Standby Facility. The Standby Facility bears interest at a variable rate based on LIBOR plus 200 basis points (7.4375% at June 30, 1996) and the agreement extends through June 1999.

     In June 1996, the Company entered into a $1.0 billion purchase and sale agreement with Greenwich, effective as of February 2, 1996 (the "US Greenwich Facility"), whereby the Company originates and then sells loans to Greenwich for subsequent inclusion in securitizations. The facility expires on the earlier to occur of $1.0 billion in loans sold into the facility or February 2, 1998. The Company had approximately $604.0 million available under the facility at June 30, 1996. The Company retains servicing on all loans sold into the facility.

     In March 1996, CSC-UK and Greenwich entered into a new mortgage loan purchase agreement effective as of January 1, 1996 that includes a working capital facility with respect to the funding of variable rate, residential mortgage loans originated or purchased by CSC-UK in the UK (the "UK Greenwich Facility") and terminated a previous facility with Greenwich. Pursuant to the UK Greenwich Facility and with certain exceptions, CSC-UK sells all of the loans it originates to Greenwich which must buy such loans. CSC-UK and/or Greenwich will subsequently resell these loans through whole loan sales or securitizations. The UK Greenwich Facility includes a working capital facility pursuant to which CSC-UK is advanced amounts based on a percentage of the principal balance of loans originated or purchased by CSC-UK and sold to Greenwich, which advance may not exceed (pound)10.0 million in the aggregate outstanding at any time. Outstanding amounts under this working capital facility bear interest at a rate of LIBOR plus 255 basis points (7.3859% at June 30, 1996). The outstanding balance under this working capital facility was (pound)10.0 million ($15.5 million) at June 30, 1996. This agreement expires on December 31, 2015. Both CSC-UK and Greenwich are prohibited from entering into substantially similar transactions with other parties. CSC-UK agreed to pay a fee to Greenwich in connection with the UK Greenwich Facility in the aggregate amount of $38.0 million, evidenced by a note bearing interest at a rate of 6.2%, payable in installments of $13.0 million on December 15, 1996 and $25.0 million on December 15, 1997. Such fee is amortized over the life of the UK Greenwich Facility.

     In May 1996, the Company issued Convertible Debentures in the aggregate principal amount of $143.8 million. Proceeds from the Convertible Debentures were used to repay the indebtedness incurred in connection with the J&J Acquisition, to finance the Heritable Acquisition and for general corporate purposes.

     As of June 30, 1996, the Company had available a $30.0 million term loan with the First National Bank of Boston to fund loan originations and working capital needs. The term loan matures on December 31, 1996 and bears interest at a rate of 11.0% per annum. As of August 12, 1996, the outstanding balance of the term loan was $24.5 million.

     The Company also has a loan and security agreement with CoreStates whereby CoreStates agrees to lend the Company up to $10.0 million to fund loan originations and purchases. Borrowings under the agreement bear interest at the prime rate plus 25 basis points and are due upon demand. The agreement terminates on June 30, 1997.

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

     The Company's cash requirements may be significantly influenced by possible acquisitions or strategic alliances, although no particular acquisition or strategic alliance has been agreed upon or become the subject of any letter of intent or agreement in principle other than the J&J Acquisition completed in April 1996 and the Heritable Acquisition completed in June 1996.

     The Company anticipates that it will need to arrange for additional cash resources prior to the end of 1996 through additional debt or equity financing or additional bank borrowings. The Company has no commitments for additional bank borrowings or additional debt or equity financing, and there can be no assurance that the Company will be successful in consummating any such financing transaction in the future on terms the Company would consider to be favorable.

     All references herein to "$" are to United States dollars; all references to "(pound)" are to British Pounds Sterling. Unless otherwise specified, translation of amounts from British Pounds Sterling to United States dollars for the convenience of the reader has been made herein at (pound)1.00 = $1.55.

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

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

(a)  The Company's Annual Meeting of Stockholders was held on June 12, 1996.

(b) Elected eight directors into one of three classes, to hold office until the 1997, 1998 or 1999 Annual Meeting, as the case may be, and until their successors have been elected and qualified.

      DIRECTORS                                   FOR      AGAINST     UNVOTED
      Class III Directors
   (Hold office until the 1999 Annual
     Meeting):
        Robert Grosser                       13,196,727    800        1,559,501
        Robert C. Patent                     13,196,727    800        1,559,501
        Asher Fensterheim                    13,196,707    820        1,559,501

      Class II Directors
 (Hold office until the 1998 Annual
   Meeting):
        Jonah L. Goldstein                   13,196,727    800        1,559,501
        Arthur P. Gould                      13,196,707    820        1,559,501
        Hollis W. Rademacher                 13,196,727    800        1,559,501

      Class I Directors
 (Hold office until the 1997 Annual
   Meeting):
        Robert M. Stata                      13,196,727    800        1,559,501
        David A. Steene                      13,196,727    800        1,559,501

(c) Stockholders ratified the selection by the Company's Board of Directors of KPMG Peat Marwick LLP as independent accountants of the Company for the fiscal year ending December 31, 1996 as follows:

 Number of votes for                         13,177,977
 Number of votes against                            250
 Number of abstentions                           19,300
 Number of shares not voted                   1,559,501


Item 5.  Other Information

None

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

Exhibit
Number
- ---------                     Description of Exhibit

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

4.2 Indenture, dated as of May 7, 1996, between the Company and The Chase Manhattan Bank, N.A.

4.3 Registration Rights Agreement, dated as of April 26, 1996, among the Company, NatWest Securities Limited, Bear, Stearns & Co. Inc., CIBC Wood Gundy Securities Corp. and Wasserstein Perella Securities, Inc.

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

10.48 Subscription Agreement, dated April 26, 1996, among the Company, NatWest Securities Limited, Bear, Stearns & Co. Inc., CIBC Wood Gundy Securities Corp. and Wasserstein Perella Securities, Inc.

10.49 Agreement for the Sale and Purchase of the Entire Issued Share Capital of Heritable Group Limited, dated June 14, 1996, incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed with the Commission on June 28, 1996.

10.50* Service Deed, dated as of April 23, 1996, between J&J and Michael Robin Jaye.

10.51* Service Deed, dated as of April 23, 1996, between J&J and Alec David Johnson.

10.52* Covenant Letter, dated April 11, 1996 among the Company, CSC, Cityscape Funding Corp. and the First National Bank of Boston and the related Letter Agreement, Pledge Agreement, Stock Pledge Agreement, Collateral Assignment of Note and Charge Agreement, Commercial Promissory Note and Guaranty, as amended by the Letter Agreement, dated June 13, 1996, and the related Commercial Promissory Note and Confirmation of Guaranty.

10.53* Third Amendment to Lease, dated as of April 17, 1996, between CSC and Taxter Park Associates.

10.54* Lease, dated as of April 18, 1996, among The Standard Life Assurance Company, City Mortgage Servicing Limited and CSC-UK.

10.55* Purchase and Sale Agreement, dated February 2, 1996, between CSC and Greenwich Capital Financial Products, Inc.

10.56* Lease Agreement, dated as of July 7, 1996, between CSC and Robert Martin Company.

11.1*     Computation of Earnings Per Share

27.1*     Financial Data Schedule

___________________
*    Filed herewith
+    Confidential treatment granted
++   Confidential treatment requested

(b)  Reports on Form 8-K:

1. Form 8-K dated April 8, 1996 revising the Company's results for the year ended December 31, 1995.

2.   Form 8-K dated May 2, 1996  reporting  the  Company's  first  quarter  1996 results.

3.   Form 8-K dated May 2, 1996 reporting the Company's acquisition of J&J.

4. Form 8-K dated May 2, 1996 reporting the Company's offering of its 6% Convertible Subordinated Debentures due 2006.

5.   Form 8-K  dated  June 14,  1996  reporting  the  Company's  acquisition  of
     Heritable.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         Cityscape Financial Corp.


Date:  August 14, 1996                   By /s/Tim S. Ledwick
                                         ------------------------
                                               Tim S. Ledwick
                                         Title:  Chief  Financial Officer
                                         (as chief accounting officer and
                                         on behalf of the registrant)