Form 10-Q/A
period 1996-06-30
CITYSCAPE FINANCIAL CORP
filed 1996-09-27
CIK 866253

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-Q/A


/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER: 0-27314

                            CITYSCAPE FINANCIAL CORP.

                           DELAWARE                                              11-2994671
(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)      (IRS EMPLOYER IDENTIFICATION NO.)

                 565 TAXTER ROAD, ELMSFORD, NEW YORK 10523-5200
          (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES, INCLUDING ZIP CODE)

                                 (914) 592-6677
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

          -------------------------------------------------------------
               (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR
                         IF CHANGED SINCE LAST REPORT)

INDICATE BY CHECK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

         YES   X           NO
              ---             ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

                      29,638,452 SHARES $.01 PAR VALUE, OF
                     COMMON STOCK, AS OF SEPTEMBER 17, 1996

                            CITYSCAPE FINANCIAL CORP.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                         SIX MONTHS ENDED JUNE 30, 1996


Pursuant to Rule 12b-15 under the Securities Act of 1934, as amended, the Registrant is filing this amendment to its Quarterly Report on Form 10-Q, which amendment contains restated financial information as of and for the six months and the three months ended June 30, 1996. There have been no changes or restatements of the financial information as of and for the six months and the three months ended June 30, 1995.

                                                                                 PAGE
                                                                                 ----
PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Consolidated Statements of Financial Condition at June 30, 1996 and
    December 31, 1995                                                              2

Consolidated Statements of Operations for the six months and the three months
   ended June 30, 1996 and 1995                                                    3

Consolidated Statements of Cash Flows for the six months ended June 30,
   1996 and 1995                                                                   4

Notes to Consolidated Financial Statements                                       5 - 7

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS                                               8 - 15

PART II - OTHER INFORMATION                                                     16 - 23

                            CITYSCAPE FINANCIAL CORP.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                                   JUNE 30, 1996     DECEMBER 31, 1995
                                                                                    (UNAUDITED)          (AUDITED)
                                                                                   --------------    -----------------

ASSETS
              Cash and cash equivalents                                            $   6,860,183       $   3,598,549
              Cash held in escrow                                                     10,885,667           5,920,118
              Prepaid commitment fees                                                 37,034,000                 -
              Marketable equity securities                                             9,818,190                 -
              Mortgage servicing receivables                                         117,274,653          22,059,107
              Interest-only and residual certificates                                 45,414,617          15,571,455
              Mortgages held for sale, net                                           114,348,602          74,223,393
              Mortgages held for investment, net                                       4,510,991           1,024,204
              Equipment and leasehold improvements, net                                5,956,176           2,380,571
              Deferred tax assets                                                     17,301,000                 -
              Goodwill                                                                28,873,028          19,258,011
              Other  assets                                                           32,326,110           6,352,619
                                                                                   =============       =============
                   Total assets                                                    $ 430,603,217       $ 150,388,027
                                                                                   =============       =============
LIABILITIES

              Warehouse financing facilities                                       $  72,796,772       $  74,901,975
              Accounts payable and other liabilities                                  37,810,248          16,410,833
              Income taxes payable                                                    36,847,219           1,204,803
              Standby financing facility                                               7,966,292             771,361
              Notes payable                                                           38,000,000                 -
              Convertible subordinated debentures                                    143,750,000                 -
                                                                                   -------------       -------------
                   Total liabilities                                                 337,170,531          93,288,972
                                                                                   -------------       -------------

STOCKHOLDERS' EQUITY
              Preferred stock, $.01 par value, 5,000,000 shares authorized;
                 no shares issued and outstanding                                            -                   -
              Common stock, $.01 par value, 50,000,000 shares
                authorized; 29,626,452 and 28,900,732 issued and outstanding
                at June 30, 1996 and December 31, 1995, respectively                     296,264             289,007
              Additional paid-in capital                                              57,435,086          44,838,143
              Foreign currency translation adjustment                                    448,168              (6,219)
              Unrealized gain on marketable securities, net of taxes                   5,670,044                 -
              Retained earnings                                                       29,583,124          11,978,124
                                                                                   -------------       -------------
                   Total stockholders' equity                                         93,432,686          57,099,055
                                                                                   -------------       -------------
COMMITMENTS AND CONTINGENCIES
                                                                                   -------------       -------------
                   Total liabilities and stockholders' equity                      $ 430,603,217       $ 150,388,027
                                                                                   =============       =============



          See accompanying notes to consolidated financial statements.

                            CITYSCAPE FINANCIAL CORP.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                               THREE MONTHS ENDED JUNE 30,          SIX MONTHS ENDED JUNE 30,
REVENUES                                                          1996              1995              1996              1995
                                                              -----------       -----------       -----------       -----------
     Gain on sale of loans                                    $29,216,968       $ 8,591,851       $53,309,706       $12,471,351
     Mortgage origination income                                1,355,553           785,476         2,191,649         1,404,636
     Interest                                                   6,460,688         1,067,926         9,478,371         2,133,758
     Servicing income                                             795,149            73,939         1,355,853            98,688
     Earnings from partnership                                    110,000           196,639           260,000           431,000
     Other                                                        514,343            30,870           636,190            43,440
                                                              -----------       -----------       -----------       -----------
          Total revenues                                       38,452,701        10,746,701        67,231,769        16,582,873
                                                              -----------       -----------       -----------       -----------
EXPENSES
     Salaries and employee benefits                             9,170,243         2,281,875        14,552,588         4,084,079
     Interest expense                                           4,683,682         1,392,875         6,381,727         2,332,864
     Selling expenses                                           3,011,939           607,473         4,374,906           917,903
     Other operating expenses                                   6,927,177         1,655,884        10,971,575         2,690,706
     Amortization of goodwill                                     537,794               -           1,031,588               -
                                                              -----------       -----------       -----------       -----------
          Total expenses                                       24,330,835         5,938,107        37,312,384        10,025,552
                                                              -----------       -----------       -----------       -----------
     Earnings before minority interest and income taxes        14,121,866         4,808,594        29,919,385         6,557,321
     Minority interest                                                -             845,608               -             845,608
                                                              -----------       -----------       -----------       -----------
     Earnings before income taxes                              14,121,866         3,962,986        29,919,385         5,711,713
     Provision for income taxes                                 5,790,010         1,585,194        12,314,385         2,284,685
                                                              -----------       -----------       -----------       -----------
NET EARNINGS                                                  $ 8,331,856       $ 2,377,792       $17,605,000       $ 3,427,028
                                                              ===========       ===========       ===========       ===========
PRIMARY EARNINGS PER SHARE
     Net earnings per share of common stock                   $      0.27       $      0.11       $      0.58       $      0.16
                                                              ===========       ===========       ===========       ===========
FULLY DILUTED EARNINGS PER SHARE
     Net earnings per share of common stock                   $      0.27               -         $      0.58               -
                                                              ===========       ===========       ===========       ===========
   WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
       AND COMMON STOCK EQUIVALENTS

    Primary                                                    30,452,048        22,081,628        30,152,067        22,081,628
                                                              ===========       ===========       ===========       ===========
    Fully Diluted                                              33,841,939               -          31,940,693               -
                                                              ===========       ===========       ===========       ===========



          See accompanying notes to consolidated financial statements.

                            CITYSCAPE FINANCIAL CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                       (UNAUDITED)
                                                                           ----------------------------------
                                                                               SIX MONTHS ENDED JUNE 30,
                                                                               1996                 1995
                                                                           -------------        -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings                                                            $  17,605,000        $   3,427,028
   Adjustments to reconcile net earnings to net
     cash provided by operating activities:
         Depreciation and amortization                                         2,521,608              113,711
         Deferred tax asset                                                  (17,301,000)                 -
         Income taxes payable                                                 35,642,416            1,457,372
         Earnings from partnership interest                                     (260,000)            (431,000)
         Increase in mortgage servicing receivables                          (44,326,546)          (5,438,021)
         Increase in interest-only and residual certificates                 (29,843,162)          (4,277,266)
   Net changes in operating assets and liabilities:
        Increase in accrued interest receivable                               (1,621,521)             (82,267)
        (Increase) decrease in accounts receivable                           (10,472,041)             406,962
        (Increase) decrease in mortgages receivable                              322,327           (8,013,995)
        (Increase) decrease  in other assets                                 (11,918,090)              11,147
        Increase in accounts payable & other liabilities                      11,598,508            2,109,193
        Other, net                                                               752,169              827,058
                                                                           -------------        -------------
              Net cash used in operating activities                          (47,300,332)          (9,890,078)
                                                                           -------------        -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
       Acquisition of J&J and Heritable                                      (82,068,974)                 -
       Net purchases of equipment                                             (3,389,575)            (284,582)
       Net (advances) distributions from partnership                             908,315              141,168
       Increase in mortgages held for investment                                (713,787)                 -
       Increase in real estate owned                                            (180,472)                 -
                                                                           -------------        -------------
              Net cash used in investing activities                          (85,444,493)            (143,414)
                                                                           -------------        -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
       Increase (decrease) in warehouse financings and notes payable          (2,104,760)           8,832,791
       Increase (decrease) in standby financing facility                      (1,138,261)           2,049,302
       Net proceeds from issuance of subordinated debentures                 139,134,125                  -
       Net proceeds from issuance of common stock                                115,355              500,000
                                                                           -------------        -------------
              Net cash provided by financing activities                      136,006,459           11,382,093
                                                                           -------------        -------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                      3,261,634            1,348,601
   Cash and cash equivalents at beginning of period                            3,598,549              919,291
                                                                           =============        =============
   Cash and cash equivalents at end of period                              $   6,860,183        $   2,267,892
                                                                           =============        =============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Income taxes paid during the period                                     $   2,925,028        $   1,463,625
                                                                           =============        =============
   Interest paid during the period                                         $   2,357,385        $   1,437,812
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

3.   CHANGES IN REPORTED AMOUNTS

     The Company has revised its previously issued financial statements as of and for the six months and the three months ended June 30, 1996. The Company reviewed its accounting treatment in connection with the sale of the loan portfolios that were acquired as part of the J&J Acquisition and the Heritable Acquisition. As a result of this review, (i) the Company has recorded as an asset the value of the associated mortgage servicing rights acquired in these acquisitions and (ii) upon the sale of the mortgage loans immediately following the J&J Acquisition and the Heritable Acquisition, the Company has not recognized any gain. The Company believes this accounting treatment to be preferable, in accordance with Accounting Principles Board Opinion ("APB") No. 16, "Business Combinations".

4.   ACQUISITIONS

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

        On April 23, 1996, CSC-UK acquired all the outstanding stock of J&J Securities Limited ("J&J") a London-based mortgage banker for approximately pound sterling 15.0 million ($22.7 million) and 548,000 shares of the Company's Common Stock valued at $9.8 million (the "J&J Acquisition"). Of the $22.7 million in cash, $17.9 million was paid at closing, $3.1 million was payable subject to the resolution of certain tax issues related to J&J and $1.7 million is payable based upon the performance of certain mortgage loans held by J&J. J&J has become a wholly-owned subsidiary of CSC-UK. The J&J Acquisition was accounted for as a purchase transaction. J&J provides secured mortgage loans to UK borrowers who are similar to the Company's UK borrowers. The Company acquired assets of $53.8 million, consisting primarily of mortgage loans held for sale of $52.0 million, and assumed liabilities of $38.8 million. Additional fair market value of $21.8 million, representing the value of the mortgage servicing receivables, was assigned to the net assets acquired in the J&J Acquisition. The J&J Acquisition resulted in the recognition of $2.2 million of negative goodwill. The Company recognized $7.2 million of deferred tax assets resulting from the immediate sale of $52.0 million of mortgage loans received in connection with the J&J Acquisition.

        On June 14, 1996, CSC-UK acquired all of the outstanding stock of Heritable Group Limited ("Heritable") for approximately pound sterling 41.8 million ($64.7 million) and 99,362 shares of the Company's Common
Stock valued at $2.5 million (the "Heritable Acquisition"). Heritable, a UK-based mortgage finance company, operates as a wholly-owned subsidiary of CSC-UK. The Heritable Acquisition was accounted for as a purchase transaction. Heritable originates a full range of mortgage loan products secured primarily by single family residences directed towards borrowers on the upper-end of the credit spectrum. The Company acquired assets of $224.9 million, consisting primarily of mortgage loans held for sale of $188.6 million, and assumed liabilities of $196.8 million. Additional fair market value of $29.1 million, representing the value of the mortgage servicing receivables, was assigned to the net assets acquired in the Heritable

Acquisition. The Heritable Acquisition resulted in the recognition of $10.6 million of goodwill. Additionally, the Company recognized $10.1 million of deferred tax assets resulting from the immediate sale of $155.1 million of mortgage loans received in connection with the Heritable Acquisition.

5.  NEW ACCOUNTING PRONOUNCEMENT

     On January 1, 1996, the Company adopted Statement of Financial Accounting Standard ("SFAS") No. 123 "Accounting for Stock-Based Compensation". This SFAS encourages the adoption of a new accounting method for employee stock-based compensation plans and applies to all arrangements whereby an employee receives stock or other equity instruments of an employer based on the price of an employer's stock. These arrangements include restricted stock options and stock appreciation rights. The SFAS also permits the retention of the Company's current method of accounting for these plans under APB No. 25. The Company will continue its current method of accounting for stock based compensation and therefore, pro forma disclosures in footnotes will be provided on an annual basis. The adoption of this SFAS had no impact on the Company's results of operations or its financial condition.

6.  EARNINGS PER SHARE

     Primary earnings per share are based on the net earnings applicable to Common Stock divided by the weighted average number of Common Stock and Common Stock equivalents outstanding during the period, after giving effect to a 100% stock dividend effected on September 29, 1995 and a 100% stock dividend effected on July 1, 1996. Fully diluted earnings per share are based on the net earnings applicable to Common Stock adjusted for the after-tax interest expense on the Convertible Debentures (as defined below), divided by the weighted average number of Common Stock and Common Stock equivalents outstanding during the period increased by the assumed conversion of the Convertible Debentures into shares of Common Stock.

7.  CONVERTIBLE DEBENTURES

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

PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

GENERAL

RESTATEMENT

        On September 26, 1996, the Company announced that it had determined, in consultation with its independent auditors, that certain adjustments were required to be made to the Company's previously issued financial statements for the quarter ended June 30, 1996 to reflect a change in the accounting treatment with respect to the valuation of assets acquired as a result of the recent acquistions of J&J and Heritable. The effect of this accounting change resulted in the Company reducing the goodwill initially recorded in connection with such acquisitions and eliminating the revenue recognized during the second quarter of 1996 on the sale of the loan portfolios acquired as a result of such acquisitions. The aggregate effect of these adjustments was to reduce reported earnings for the second quarter of 1996 by $26.5 million, or $0.78 per fully diluted share, from $34.8 million, or $1.05 per fully diluted share, to $8.3 million, or $0.27 per fully diluted share. Included in the results of the second quarter of 1996, as revised, are $5.8 million of non-recurring charges related to such acquisitions. In addition, as a result of this change, the Company will reduce the amount of goodwill recorded in connection with such acquistions from $60.5 million to $10.6 million. This reduction in goodwill resulted in a decrease of amortization expense as previously reported in the second quarter of 1996 of $496,000 and will result in a $1.3 million per quarter reduction in amortization expense through the first quarter of 2006.

OVERVIEW

     The Company is a consumer finance company engaged in the business of originating, purchasing, selling and servicing mortgage loans secured primarily by one- to four-family residences. The Company primarily generates income from gains recognized from premiums on loans sold through whole loan sales to institutional purchasers, gain on sale of loans sold through securitizations, interest earned on loans held for sale and mortgage servicing receivables, origination fees received as part of the loan application process and fees earned on loans serviced. Gain on sale of loans includes the fair value of the interest-only and residual certificate that the Company receives upon the sale of loans through securitizations in the US and the value of mortgage servicing receivables that it receives on UK securitizations and on sales into the US Greenwich Facility and the UK Greenwich Facility (as such terms are defined in "--Liquidity and Capital Resources"). Gain recorded on loans sold with servicing retained represents the excess of the interest rate payable by an obligor on a loan over the interest rate passed through to the purchaser acquiring an interest in such loan, less applicable recurring fees. Gain on sale of loans constituted approximately 79.3% of total revenues for the six months ended June 30, 1996 and 75.2% of total revenues for the six months ended June 30, 1995. The Company completed its first US securitization in March 1995 and its first UK securitization in March 1996. The Company anticipates that it will continue to sell a substantial portion of its loans through securitizations with the balance sold in whole loan sales to institutional purchasers.

RESULTS OF OPERATIONS

Three Months Ended June 30, 1996 Compared to Three Months Ended June 30, 1995

     Total revenues increased $27.8 million or 259.8% to $38.5 million for the three months ended June 30, 1996 from $10.7 million for the comparable period in 1995. This increase was primarily the combined result of higher gains on sale of loans resulting from the combined US and UK increased loan origination and purchase volume and volume of loans sold compared to the prior period, and increased interest income resulting from higher average balances of loans held for sale, as well as increased interest income recognized on higher average balances of mortgage servicing receivables.

        Gain on sale of loans increased $20.6 million or 239.5% to $29.2 million for the three months ended June 30, 1996 from $8.6 million for the comparable period in 1995. This increase was a result of CSC-UK's gain on loan sales of $15.3 million representing a 37.0% gain on the $41.4 million of loan sales during the period compared to gain on loan sales of $2.7 million representing a 35.5% gain on the $7.5 million on loan sales during the comparable period in 1995. Additionally, the increase was a result of the increased volume of US loan sales at lower average gains during the three months ended June 30, 1996 ($270.9 million of loan sales at a weighted average gain of 5.2% ($14.0 million) as compared to a weighted average gains of 7.7% ($5.9 million) on $76.9 million loan sales during the three months ended June 30, 1995). The lower average gain recognized during the three months ended June 30, 1996 was a result of the lower average margins from bulk purchases which began during the second quarter of 1996, as well as lower margins from changes in interest rates during the second quarter of 1996.

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

     Earnings from partnership interest decreased $96,639 or 49.1% to $110,000 for the three months ended June 30, 1996 from $196,639 for the comparable period in 1995 as a result of lower earnings recognized from the equity interest in Industry Mortgage Company, L.P. for the three months ended June 30, 1996.

     Total expenses increased $18.4 million or 311.9% to $24.3 million for the three months ended June 30, 1996 from $5.9 million for the comparable period in 1995. This increase was a result of increased salaries, selling expenses and operating expenses related to increased loan origination and purchase volume during the 1996 period. Total expenses as a percentage of total revenues increased to 63.1% for the three months ended June 30, 1996 from 55.1% for the comparable period in 1995. Included in total expenses for the three months ended June 30, 1996 are restructuring charges of $5.0 million related to the J&J Acquisition and Heritable Acquisition. Excluding these one-time charges, total expenses as a percentage of total revenues decreased to 50.1% for the three months ended June 30, 1996. During the three months ended June 30, 1996, amortization of goodwill related to the UK Acquisition and the Heritable Acquisition totaled $537,794.

     Salaries and employee benefits increased $6.9 million or 300.0% to $9.2 million for the three months ended June 30, 1996 from $2.3 million for the comparable period in 1995. This increase was primarily due to increased staffing levels to 367 US employees at June 30, 1996 compared to 167 US employees for the comparable period in 1995 and the increased staffing levels associated with the UK operations resulting from the growth in loan origination and purchase volume and geographic expansion, as well as increased loans serviced.

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

     Other expenses increased $7.6 million or 330.4% to $9.9 million for the three months ended June 30, 1996 from $2.3 million for the comparable period in 1995. This was primarily a result of the inclusion of the restructuring charges of $5.0 million associated with the J&J Acquisition and Heritable Acquisition, increased selling costs of $2.4 million or 395.8% to $3.0 million for the three months ended June 30, 1996 from $607,473 for the comparable period in 1995 and increased professional fees, travel and entertainment and occupancy costs incurred to support the increased loan origination and purchase volume.

     Net earnings increased $5.9 million or 245.8% to $8.3 million for the three months ended June 30, 1996 from $2.4 million for the comparable period in 1995. The growth in net earnings was due primarily to the increased revenues resulting from an increase in US and UK loan origination and purchase volume and volume of loans sold during the three months ended June 30, 1996.


Six Months Ended June 30, 1996 Compared to Six Months Ended June 30, 1995

     Total revenues increased $50.6 million or 304.8% to $67.2 million for the six months ended June 30, 1996 from $16.6 million for the comparable period in 1995. This increase was primarily the combined result of higher gains on sale of loans resulting from the combined US and UK increase in loan origination and purchase volume and volume of loans sold compared to the prior period, the inclusion of the operating results of CSC-UK, which was not in existence until May 1995 and was 50% owned in the second quarter of 1995, increased interest income resulting from higher average balances of loans held for sale, as well as increased interest income recognized on higher average balances of mortgage servicing receivables, an increase in mortgage origination income due to an increased loan origination volume and an increase in servicing income.

        Gain on sale of loans increased $40.8 million or 326.4% to $53.3 million for the six months ended June 30, 1996 from $12.5 million for the comparable period in 1995. This increase was a result of the inclusion of CSC-UK's gain on loan sales of $27.5 million representing a 40.0% gain on the $68.8 million of loan sales during the period as compared to gain on loan sales of $2.7 million representing a 35.5% gain on the $7.5 million of loan sales during the comparable period in 1995. Additionally, the increase was a result of the increased volume of US loan sales at lower average gains during the six months ended June 30, 1996 ($446.7 million of loan sales at a weighted average gain of 5.8% ($25.8 million) as compared to a weighted average gains of 7.3% ($9.8 million) on $133.6 million of loan sales during the six months ended June 30, 1995). The lower average gain recognized during the six months ended June 30, 1996 was a result of the lower average margins from bulk purchases which began during the second quarter of 1996, as well as lower margins from shifts of interest rates during the second quarter of 1996.

     Mortgage origination income increased $787,013 or 56.0% to $2.2 million for the six months ended June 30, 1996 from $1.4 million for the comparable period in 1995. This increase was primarily a result of (i) the increase in US loan origination and purchase volume to $456.7 million for the six months ended June 30, 1996 from $148.5 million for the comparable period in 1995, partially offset by lower average origination fees earned and (ii) the increase in mortgage origination income from CSC-UK. It is anticipated that the Company's origination fees as a percentage of loans originated will continue to decrease in the future.

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

        Total expenses increased $27.3 million or 273.0% to $37.3 million for the six months ended June 30, 1996 from $10.0 million for the comparable period in 1995. This increase was a result of increased salaries, selling expenses and operating expenses related to increased loan origination and purchase volume during the 1996 period, as well as inclusion of the operating results of CSC-UK for the entire 1996 period, as compared to the six months ended June 30, 1995. Total expenses as a percentage of total revenues decreased to 55.5% for the six months ended June 30, 1996 from 60.2% for the comparable period in 1995. Included in total expenses for the six months ended June 30, 1996 are restructuring charges of $5.0 million related to the J&J Acquisition and Heritable Acquisition. Excluding these one-time charges, total expenses as a percentage of total revenues decreased to 48.1% for the six months ended June 30, 1996. During the six months ended June 30, 1996, amortization of goodwill related to the CSC-UK Acquisition and the Heritable Acquisition totaled $1.0 million.

     Salaries and employee benefits increased $10.5 million or 256.1% to $14.6 million for the six months ended June 30, 1996 from $4.1 million for the comparable period in 1995. This increase was primarily due to increased staffing levels to 367 US employees at June 30, 1996 compared to 167 US employees for the comparable period in 1995, the increased staffing levels associated with the UK operations resulting from the growth in loan origination and purchase volume and geographic expansion, as well as increased loans serviced.

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

     Other expenses increased $11.7 million or 325.0% to $15.3 million for the six months ended June 30, 1996 from $3.6 million for the comparable period in 1995 This increase was primarily a result of the inclusion of the restructuring charges of $5.0 million associated with the J&J Acquisition and Heritable Acquisition, increased selling costs of $3.5 million or 376.6% to $4.4 million for the six months ended June 30, 1996 from $917,903 for the comparable period in 1995, increased professional fees, travel and entertainment and occupancy costs incurred to support the increased loan origination and purchase volume and the inclusion of the operating results of CSC-UK during the period.

     Net earnings increased $14.2 million or 417.6% to $17.6 million for the six months ended June 30, 1996 from $3.4 million for the comparable period in 1995. The growth in net earnings was due primarily to increased revenues resulting from an increase in loan origination and purchase volume and volume of loans sold during the six months ended June 30, 1996 as the Company expanded its geographic base to 37 states and the District of Columbia and further penetrated existing markets.

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

     Mortgage servicing receivables increased $95.2 million or 430.8% to $117.3 million at June 30, 1996 from $22.1 million at December 31, 1995 primarily due to the $50.9 million of mortgage servicing receivables recorded as a result of the J&J Acquisition and the Heritable Acquisition and the $44.3 million recognized as a result of increased loan sales with servicing retained, partially offset by amortization expenses.

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

     Deferred tax assets were recorded in the amount of $17.3 million at June 30, 1996 as a result of the sale of $52.0 million and $155.1 million of mortgage loans received in connection with the J&J Acquisition and the Heritable Acquisition, respectively. There was no corresponding asset at December 31, 1995.

     Goodwill and other intangibles net of amortization increased $9.6 million or 49.7% to $28.9 million at June 30, 1996 from $19.3 million at December 31, 1995 primarily as a result of the goodwill recorded in connection with the Heritable Acquisition of $10.6 million, offset by $1.0 million of amortization during the period.

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

     Accounts payable and other liabilities increased $21.4 million or 130.5% to $37.8 million at June 30, 1996 from $16.4 million at December 31, 1995. This was primarily the result of the inclusion of CSC-UK and increased escrow balances associated with the increased loan servicing portfolio.

     Notes payable totaled $38.0 million at June 30, 1996 representing the $38.0 million note payable recorded in connection with the UK Greenwich Facility.

     Stockholders' equity increased $36.3 million or 63.6% to $93.4 million at June 30, 1996 from $57.1 million at December 31, 1995 primarily as a result of net earnings of $17.6 million for the six months ended June 30, 1996, stock issued in connection with the J&J Acquisition and Heritable Acquisition totaling $12.3 million, in addition to a $5.7 million unrealized gain on marketable securities, net of taxes and a foreign currency translation adjustment of $448,168.

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

     Adequate credit facilities and other sources of funding, including the ability of the Company to sell loans, are essential to the continuation of the Company's ability to originate and purchase loans. As a result of increased loan originations and purchases and its growing securitization program, the Company has operated, and expects to continue to operate, on a negative cash flow basis. During the six month periods ended June 30, 1996 and 1995, the Company used operating cash of approximately $47.3 million and $9.9 million, respectively. Additionally, during the same periods, the Company used $85.4 million and

$143,414 in investing activities, primarily to fund the Company's acquisitions of J&J and Heritable in the 1996 period. The Company's sale of loans through securitizations has resulted in a gain on securitization recognized by the Company. The recognition of this gain on securitization has a negative impact on the cash flow of the Company because significant costs are incurred upon closing of the transactions giving rise to such gain and the Company is required to pay income taxes on the gain on securitization in the period recognized, although the Company does not receive the cash representing the gain until later periods as the related loans are repaid or otherwise collected. During the same periods, the Company received cash of $136.0 million and $11.4 million, respectively. The Company borrows funds on a short-term basis to support the accumulation of loans prior to sale. These short-term borrowings are made under a warehouse line of credit with a group of banks for which CoreStates Bank, N.A. ("CoreStates") serves as agent (the "Warehouse Facility"). Pursuant to the Warehouse Facility, the Company has available a secured revolving credit line of $72.0 million to finance the Company's origination or purchase of loans, pending sale to investors or for holding certain loans in its own portfolio (the "Revolving Credit Line"). The Revolving Credit Line is settled on a revolving basis in conjunction with ongoing loan sales and bears interest at a variable rate (8.35% at June 30, 1996) based on
(i) 25 basis points over the higher of either the prime rate or the federal funds rate plus 50 basis points or (ii) LIBOR (A) divided by the result of one minus the stated maximum rate at which reserves are required to be maintained by Federal Reserve System member banks, (B) plus 175 basis points, as periodically elected by the Company. The outstanding balance of this portion of the Warehouse Facility was $55.9 million at June 30, 1996. The Revolving Credit Line extends through June 1997. In addition, the Warehouse Facility provides for a secured revolving working capital credit line of up to $3.0 million to be used by the Company for general corporate purposes (the "Working Capital Credit Line"). The Working Capital Credit Line operates as a revolving facility until January 1, 1997 at which time any outstanding balance under the Working Capital Credit Line converts to a term loan. The Working Capital Credit Line bears interest at a variable rate (9.25% at June 30, 1996) based on 100 basis points over the higher of either the prime rate or the federal funds rate plus 50 basis points. There was no outstanding balance under the Working Capital Credit Line at June 30, 1996. The Working Capital Credit Line terminates on December 31, 1998.

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

     In June 1996, the Company entered into a purchase and sale agreement with Greenwich, effective as of February 2, 1996 (the "US Greenwich Facility"), with respect to mortgage loans originated or purchased by the Company in the US. Pursuant to the US Greenwich Facility, the Company sells loans to Greenwich for subsequent inclusion in securitizations. In addition, the Company is advanced amounts based on a percentage of the principal balance of the loans sold to Greenwich. Advanced amounts outstanding under this facility bear interest at a rate of LIBOR plus 175 basis points (7.25% at June 30, 1996). The US Greenwich Facility expires on the earlier to occur of $1.0 billion in loans sold into the facility or February 2, 1998. The Company had approximately $604.0 million available under the facility at June 30, 1996. The Company retains servicing on all loans sold into the US Greenwich Facility.

     In March 1996, CSC-UK and Greenwich entered into a new mortgage loan purchase agreement effective as of January 1, 1996 that includes a working capital facility with respect to the funding of variable rate, residential mortgage loans originated or purchased by CSC-UK in the UK (the "UK Greenwich Facility") and terminated a previous facility with Greenwich. Pursuant to the UK Greenwich Facility and with certain exceptions, CSC-UK sells all of the loans it originates to Greenwich which must buy such loans. CSC-UK and/or Greenwich will subsequently resell these loans through whole loan sales or securitizations. The UK Greenwich Facility includes a working capital facility pursuant to which CSC-UK is advanced amounts based on a percentage of the principal balance of loans originated or purchased by CSC-UK and sold to Greenwich, which advance may not exceed (pound)10.0 million in the aggregate outstanding at any time. Outstanding amounts under this working capital facility bear interest at a rate of LIBOR plus 255 basis points (7.3859% at June 30, 1996). The outstanding balance under this working capital facility was pound sterling 10.0 million ($15.5 million) at June 30, 1996. This agreement expires on December 31, 2015. Both CSC-UK and Greenwich are prohibited from entering into substantially similar transactions with other parties. CSC-UK agreed to pay a fee to Greenwich in connection with the UK Greenwich Facility in the aggregate amount of $38.0 million, evidenced by a note bearing interest at a rate of 6.2% payable in installments of $13.0 million on December 15, 1996 and $25.0 million on December 15, 1997. Such fee is amortized over the life of the UK Greenwich Facility.

     In May 1996, the Company issued Convertible Debentures in the aggregate principal amount of $143.8 million. Proceeds from the Convertible Debentures were used to repay the indebtedness incurred in connection with the J&J Acquisition, to finance the Heritable Acquisition and for general corporate purposes.

     As of June 30, 1996, the Company had available a $30.0 million term loan with the First National Bank of Boston to fund loan originations and purchases and working capital needs, secured by first and second liens on the interest-only and residual certificates the Company receives upon loan sales through securitizations. There was no outstanding balance under the term loan at June 30, 1996. As of September 18, 1996, the outstanding balance of the term loan was $30.0 million. The term loan bears interest at a rate of 11.0% per annum and the agreement extends through December 31, 1996.

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

     The Company's cash requirements may be significantly influenced by possible acquisitions or strategic alliances, although there are no present agreements with respect to any significant acquisitions or strategic alliances.

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

     All references herein to "$" are to United States dollars; all references to "pound sterling " are to British Pounds Sterling. Unless otherwise specified, translation of amounts from British Pounds Sterling to United States dollars for the convenience of the reader has been made herein at pound sterling 1.00 = $1.55.

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

        DIRECTORS                                FOR        AGAINST    UNVOTED
        ---------                                ---        -------    -------
        Class III Directors
      (Hold office until the 1999 Annual Meeting):
             Robert Grosser                   13,196,727      800     1,559,501
             Robert C. Patent                 13,196,727      800     1,559,501
             Asher Fensterheim                13,196,707      820     1,559,501

        Class II Directors
      (Hold office until the 1998 Annual Meeting):
             Jonah L. Goldstein               13,196,727      800     1,559,501
             Arthur P. Gould                  13,196,707      820     1,559,501
             Hollis W. Rademacher             13,196,727      800     1,559,501

        Class I Directors
      (Hold office until the 1997 Annual Meeting):
             Robert M. Stata                  13,196,727      800     1,559,501
             David A. Steene                  13,196,727      800     1,559,501

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

   10.50 Service Deed, dated as of April 23, 1996, between J&J and Michael Robin Jaye.

   10.51 Service Deed, dated as of April 23, 1996, between J&J and Alec David Johnson.

   10.52 Covenant Letter and related Pledge Agreement, Stock Pledge Agreement and Collateral Assignment, each dated April 11, 1996, among the First National Bank of Boston, the Company and CSC, as amended by the Letter Agreement and related Commercial Promissory Note and the Confirmation of Guaranty, each dated June 13, 1996.

   10.53 Third Amendment to Lease, dated as of April 17, 1996, between CSC and Taxter Park Associates.

   10.54 Lease, dated as of April 18, 1996, among The Standard Life Assurance Company, City Mortgage Servicing Limited and CSC-UK.

   10.55 Purchase and Sale Agreement, dated June 20, 1996 and effective as of February 2, 1996, between CSC and Greenwich Capital Financial Products, Inc.

   10.56 Lease Agreement, dated as of July 7, 1996, between CSC and Robert Martin Company.

   10.57 Loan Agreement, dated as of August 6, 1996, between CSC and CoreStates, incorporated by reference to Exhibit 10.57 to the Company's Registration Statement on Form S-1 as declared effective by the Commission on September 4, 1996.

   10.58 Employment Agreement, dated as of January 1, 1996, between CSC and Tim S. Ledwick, incorporated by reference to Exhibit 10.58 to the Company's Registration Statement on Form S-1 as declared effective by the Commission on September 4, 1996.

   10.59 Employment Agreement, dated as of February 1, 1996, between CSC and Robert J. Blackwell, incorporated by reference to Exhibit
              10.59 to the Company's Registration Statement on Form S-1 as declared effective by the Commission on September 4, 1996.

   11.1*      Computation of Earnings Per Share

   27.1*      Financial Data Schedule

  ---------------
*   Filed herewith
+   Confidential treatment granted
++  Confidential treatment requested

(b)  Reports on Form 8-K:

    1. Form 8-K dated April 8, 1996 revising the Company's results for the year ended December 31, 1995.

    2. Form 8-K dated May 2, 1996 reporting the Company's first quarter 1996 results.

    3. Form 8-K dated May 2, 1996 reporting the Company's acquisition of J&J, as amended by Form 8-K/A dated September 27, 1996.

    4. Form 8-K dated May 2, 1996 reporting the Company's offering of its 6% Convertible Subordinated Debentures due 2006.

    5. Form 8-K dated June 28, 1996 reporting the Company's acquisition of Heritable, as amended by Form 8-K/A dated August 28, 1996, Form 8-K/A dated September 11, 1996 and Form 8-K/A dated September 27, 1996.

    6. Form 8-K dated September 27, 1996 revising the Company's results for the six months and three months ended June 30, 1996.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           CITYSCAPE FINANCIAL CORP.

Date:  September 26, 1996                    By /s/Tim S. Ledwick
       ------------------                      ---------------------------------
                                                   Tim S. Ledwick
                                             Title:  Chief  Financial Officer
                                             (as chief accounting officer and
                                             on behalf of the registrant)

                                EXHIBIT INDEX



   11.1       Computation of Earnings Per Share

   27.1       Financial Data Schedule