Form 10-Q/A
period 1996-06-30
CITYSCAPE FINANCIAL CORP
filed 1996-11-19
CIK 866253

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-Q/A
                                 AMENDMENT NO. 2

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996


[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER: 0-27314

                            CITYSCAPE FINANCIAL CORP.
                            -------------------------

       DELAWARE                                               11-2994671
------------------------                               -----------------------
(STATE OR OTHER JURISDICTION OF                           (IRS EMPLOYER
 INCORPORATION OR ORGANIZATION)                         IDENTIFICATION NO.)


                 565 TAXTER ROAD, ELMSFORD, NEW YORK 10523-5200
                 ----------------------------------------------
          (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES, INCLUDING ZIP CODE)

                                 (914) 592-6677
                                 --------------
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)


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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

                      29,640,212 SHARES $.01 PAR VALUE, OF
                      COMMON STOCK, AS OF NOVEMBER 14, 1996
                      -------------------------------------

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


PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS                                                             PAGE
                                                                                         ----
Consolidated Statements of Financial Condition at June 30, 1996 and
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

                           CITYSCAPE FINANCIAL CORP.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                                                                 JUNE 30, 1996    DECEMBER 31, 1995
                                                                                  (UNAUDITED)        (AUDITED)
                                                                                ---------------   ---------------
ASSETS
             Cash and cash equivalents                                          $     6,860,183   $     3,598,549
             Cash held in escrow                                                     10,885,667         5,920,118
              Prepaid commitment fees                                                37,034,000                 -
             Available-for-sale securities                                            9,818,190                 -
             Mortgage servicing receivables                                         129,223,915        24,561,161
             Trading securities                                                      45,414,617        15,571,455
             Mortgages held for sale, net                                           114,348,602        73,852,293
             Mortgages held for investment, net                                       4,510,991         1,024,204
             Equipment and leasehold improvements, net                                5,956,176         2,380,571
             Goodwill                                                                48,788,336        19,258,011
             Other assets                                                            31,962,110         6,352,619
                                                                                ---------------   ---------------
                  Total assets                                                  $   444,802,787   $   152,518,981
                                                                                ===============   ===============

LIABILITIES
             Warehouse financing facilities                                     $    72,796,772   $    74,901,975
             Accounts payable and other liabilities                                  35,648,248        16,410,833
             Allowance for loan losses                                               11,949,262         2,130,954
             Income taxes payable                                                    38,829,387         1,204,803
             Standby financing facility                                               7,966,292           771,361
             Notes payable                                                           38,000,000                 -
             Convertible subordinated debentures                                    143,750,000                 -
                                                                                ---------------   ---------------
                  Total liabilities                                                 348,939,961        95,419,926
                                                                                ---------------   ---------------


STOCKHOLDERS' EQUITY
             Preferred stock, $.01 par value, 5,000,000 shares authorized;
                no shares issued and outstanding                                              -                 -
             Common stock, $.01 par value, 50,000,000 shares authorized;
               29,626,452 and 28,900,732 issued and outstanding at June 30, 1996
               and December 31, 1995, respectively                                      296,264           289,007
             Additional paid-in capital                                              57,435,086        44,838,143
             Foreign currency translation adjustment                                     84,168            (6,219)
             Unrealized gain on available-for-sale securities, net of taxes           5,670,044                 -
             Retained earnings                                                       32,377,264        11,978,124
                                                                                ---------------   ---------------
                  Total stockholders' equity                                         95,862,826        57,099,055
                                                                                ---------------   ---------------

COMMITMENTS AND CONTINGENCIES                                                   ---------------   ---------------
                  Total liabilities and stockholders' equity                    $   444,802,787   $   152,518,981
                                                                                ===============   ===============



          See accompanying notes to consolidated financial statements.

                            CITYSCAPE FINANCIAL CORP.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                           THREE MONTHS ENDED JUNE 30,    SIX MONTHS ENDED JUNE 30,
REVENUES                                                       1996           1995           1996           1995
                                                           -----------    -----------    -----------    -----------
     Gain on sale of loans                                 $29,216,968    $ 8,591,851    $53,309,706    $12,471,351
      Mortgage origination income                            1,355,553        785,476      2,191,649      1,404,636
     Interest                                                6,460,688      1,067,926      9,478,371      2,133,758
     Servicing income                                          795,149         73,939      1,355,853         98,688
     Earnings from partnership                                 110,000        196,639        260,000        431,000
     Other                                                     514,343         30,870        636,190         43,440
                                                           -----------    -----------    -----------    -----------
          Total revenues                                    38,452,701     10,746,701     67,231,769     16,582,873
                                                           -----------    -----------    -----------    -----------
EXPENSES
   Salaries and employee benefits                            9,170,243      2,281,875     14,552,588      4,084,079
   Interest expense                                          4,683,682      1,392,875      6,381,727      2,332,864
   Selling expenses                                          3,011,939        607,473      4,374,906        917,903
   Other operating expenses                                  1,980,177      1,655,884      6,024,575      2,690,706
   Amortization of goodwill                                    708,486              -      1,202,280              -
                                                           -----------    -----------    -----------    -----------
          Total expenses                                    19,554,527      5,938,107     32,536,076     10,025,552
                                                           -----------    -----------    -----------    -----------
     Earnings before minority interest and income taxes     18,898,174      4,808,594     34,695,693      6,557,321
     Minority interest                                               -        845,608              -        845,608
                                                           -----------    -----------    -----------    -----------
Earnings before income taxes                                18,898,174      3,962,986     34,695,693      5,711,713
Provision for income taxes                                   7,772,178      1,585,194     14,296,553      2,284,685
                                                           -----------    -----------    -----------    -----------
NET EARNINGS                                               $11,125,996    $ 2,377,792    $20,399,140    $ 3,427,028
                                                           ===========    ===========    ===========    ===========
PRIMARY EARNINGS PER SHARE
     Net earnings per share of common stock                $      0.37    $      0.11    $      0.68    $      0.16
                                                           ===========    ===========    ===========    ===========
FULLY DILUTED EARNINGS PER SHARE
     Net earnings per share of common stock                $      0.35              -    $      0.66              -
                                                           ===========    ===========    ===========    ===========
   WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
       AND COMMON STOCK EQUIVALENTS

    Primary                                                 30,452,048     22,081,628     30,152,067     22,081,628
                                                           ===========    ===========    ===========    ===========
    Fully Diluted                                           33,841,939              -     31,940,693              -
                                                           ===========    ===========    ===========    ===========



          See accompanying notes to consolidated financial statements.

                           CITYSCAPE FINANCIAL CORP.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                       SIX MONTHS ENDED JUNE 30,
                                                                         1996             1995
                                                                      (UNAUDITED)     (UNAUDITED)
                                                                     ------------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings                                                         $ 20,399,140     $ 3,427,028
Adjustments to reconcile net earnings to net
cash provided by operating activities:
      Depreciation and amortization                                     2,692,300         113,711
      Income taxes payable                                             37,624,584       1,457,372
      Earnings from partnership interest                                 (260,000)       (431,000)
      Increase in mortgage servicing receivables                      (56,275,808)     (5,438,021)
      Increase in trading securities                                  (29,843,162)     (4,277,266)

Net changes in operating assets and liabilities:
     Increase in accrued interest receivable                           (1,621,521)        (82,267)
     (Increase) decrease in accounts receivable                       (10,472,041)        406,962
     Proceeds from sales of mortgages                                 731,322,184     140,525,396
     Mortgage origination funds disbursed                            (730,999,857)   (148,539,391)
     (Increase) decrease  in other assets                             (11,918,090)         11,147
     Increase in accounts payable & other liabilities                  21,385,770       2,109,193
     Other, net                                                           752,169         827,058
                                                                     ------------     -----------
           Net cash used in operating activities                      (27,214,332)     (9,890,078)
                                                                     ------------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES
 Acquisition of J&J and Heritable                                    (102,154,974)              -
    Net purchases of equipment                                         (3,389,575)       (284,582)
    Net (advances) distributions from partnership                         908,315         141,168
    Increase in mortgages held for investment                            (713,787)              -
    Increase in real estate owned                                        (180,472)              -
                                                                     ------------     -----------
           Net cash used in investing activities                     (105,530,493)       (143,414)
                                                                     ------------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES
    Increase (decrease) in warehouse financings and notes payable      (2,104,760)      8,832,791
    Increase (decrease) in standby financing facility                  (1,138,261)      2,049,302
    Net proceeds from issuance of subordinated debentures             139,134,125              -
    Net proceeds from issuance of common stock                            115,355         500,000
                                                                     ------------     -----------
           Net cash provided by financing activities                  136,006,459      11,382,093
                                                                     ------------     -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                               3,261,634       1,348,601

Cash and cash equivalents at beginning of period                        3,598,549         919,291

                                                                     ------------     -----------
Cash and cash equivalents at end of period                           $  6,860,183     $ 2,267,892
                                                                     ============     ===========

SUPPLEMENTAL DISCLOSURE OF FLOW INFORMATION
   Income taxes paid during the period                               $  2,925,028     $ 1,463,625
                                                                     ============     ===========
   Interest paid during the period                                   $  2,357,385     $ 1,437,812
                                                                     ============     ===========


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

     The consolidated financial statements of the Company include the accounts of CSC and its wholly-owned subsidiaries and beginning in May 1995, CSC-UK. All significant intercompany balances and transactions have been eliminated in consolidation. The CSC Acquisition, the UK Acquisition, the J&J Acquisition and the Heritable Acquisition (as such terms are defined below) have been accounted for under the purchase method of accounting and with respect to the CSC Acquisition as a, "reverse acquisition" as described in Note 3 below.

      Certain amounts in the statements have been reclassified to conform with the 1996 classifications.

3.   CHANGES IN REPORTED AMOUNTS

    The Company has revised its previously issued financial statements as of and for the six months and the three months ended June 30, 1996. The Company reviewed its accounting treatment in connection with the restructuring charges recorded and deferred taxes recognized as part of the J&J Acquisition and the Heritable Acquisition. As a result of this review, (i) the Company has recorded as goodwill the amount of restructuring charges recognized for these acquisitions in accordance with Emerging Issues Task Force Issue No. 94-3, " Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring) and
(ii) the Company has recorded as goodwill the amount of deferred taxes resulting from the sale of the mortgage loans acquired immediately following the J&J Acquisition and the Heritable Acquisition in accordance with Statement of Financial Accounting Standard ("SFAS") No. 109, "Accounting for Income Taxes".

4.   ACQUISITIONS

    In April 1994, the Company acquired all of the capital stock of CSC in an acquisition in which the shareholders of CSC acquired beneficial ownership of 16,560,000 shares or 92% of the Company's common stock (the "CSC Acquisition"). In connection with the CSC Acquisition, the Company changed its name to Cityscape Financial Corp. From the date of its formation through the date of the CSC Acquisition, the Company's activities were limited to (i) the sale of initial shares in connection with its organization, (ii) a registered public offering of securities and (iii) the pursuit of a combination, by merger or acquisition. The CSC Acquisition was effective as of January 1, 1994 for financial reporting purposes.

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

    In May 1995, the Company and three principals of a privately held United Kingdom-based mortgage banker formed CSC-UK. CSC-UK operates in the United Kingdom (excluding Northern Ireland, the "UK"), and lends to individuals who are unable to obtain mortgage financing from conventional mortgage sources such as banks and building societies because of impaired or unsubstantiated credit histories and/or unverifiable income. On September 29, 1995, the Company entered into an agreement with the three other shareholders of CSC-UK to acquire their 50% interest in CSC-UK not then owned by the Company through the issuance of 3,600,000 shares of the Company's Common Stock valued at $21.6 million (the "UK Acquisition"). The UK Acquisition was completed in September 1995. The UK Acquisition resulted in the recognition of $19.7 million of goodwill, which is being amortized using the straight-line method over a life of ten years. In addition to the goodwill, the Company acquired assets of $9.0 million, consisting primarily of mortgage servicing receivables, and assumed liabilities of $4.1 million. The UK Acquisition was accounted for as a purchase transaction. No additional fair market value was assigned to the net assets received in the UK Acquisition.

    In April 1996, CSC-UK acquired all of the outstanding stock of J&J Securities Limited ("J&J") a London-based mortgage banker for pound sterling
15.0 million ($22.7 million based on the Noon Buying Rate on the date of such acquisition) and 548,000 shares of the Company's Common Stock valued at $9.8 million (the "J&J Acquisition"). Of the $22.7 million in cash, $17.9 million was paid at closing, $3.1 million was payable subject to the resolution of certain tax issues related to J&J and $1.7 million is payable based upon the performance of certain mortgage loans held by J&J. J&J has become a wholly-owned subsidiary of CSC-UK. The J&J Acquisition was accounted for as a purchase transaction. J&J provides secured mortgage loans to UK borrowers who are similar to the Company's UK borrowers. The Company acquired assets of $53.8 million, consisting primarily of mortgage loans held for sale of $52.0 million, and assumed liabilities of $38.8 million. Additional fair market value of $21.8 million, representing the value of the mortgage servicing receivables, was assigned to the net assets acquired in the J&J Acquisition. The J&J Acquisition resulted in the recognition of $5.2 million of goodwill, which is being amortized using the straight-line method over a life of ten years.

   In June 1996, CSC-UK acquired all of the outstanding stock of Heritable Group Limited ("Heritable") for approximately pound sterling 41.8 million ($64.7 million based on the Noon Buying Rate on the date of such acquisition) and 99,362 shares of the Company's Common Stock valued at $2.5 million (the "Heritable

Acquisition"). Heritable, a UK-based mortgage finance company, operates as a wholly-owned subsidiary of CSC-UK. The Heritable Acquisition was accounted for as a purchase transaction. Heritable originates a full range of mortgage loan products secured primarily by single family residences directed towards borrowers on the upper-end of the credit spectrum. The Company acquired assets of $224.9 million, consisting primarily of mortgage loans held for sale of $188.6 million, and assumed liabilities of $196.8 million. Additional fair market value of $29.1 million, representing the value of the mortgage servicing receivables, was assigned to the net assets acquired in the Heritable Acquisition. The Heritable Acquisition resulted in the recognition of $25.4 million of goodwill, which is being amortized using the straight-line method over a life of ten years.


5.  NEW ACCOUNTING PRONOUNCEMENT

      On January 1, 1996, the Company adopted SFAS No. 123 "Accounting for Stock-Based Compensation". This SFAS encourages the adoption of a new fair value based accounting method for employee stock-based compensation plans and applies to all arrangements whereby an employee receives stock or other equity instruments of an employer based on the price of an employer's stock. These arrangements include restricted stock options and stock appreciation rights. The SFAS also permits the retention of the Company's current method of accounting for these plans under Accounting Principles Board Opinion No. 25. The Company will continue its current method of accounting for stock based compensation and therefore, pro forma disclosures in footnotes will be provided on an annual basis. The adoption of this SFAS had no impact on the Company's results of operations or its financial condition.

6.  EARNINGS PER SHARE

     Primary earnings per share are based on the net earnings applicable to Common Stock divided by the weighted average number of Common Stock and Common Stock equivalents outstanding during the period, after giving effect to a 100% stock dividend effected in September 1995 and a 100% stock dividend effected in July 1996. Fully diluted earnings per share are based on the net earnings applicable to Common Stock adjusted for the after-tax interest expense on the Convertible Debentures (as defined below), divided by the weighted average number of Common Stock and Common Stock equivalents outstanding during the period increased by the assumed conversion of the Convertible Debentures into shares of Common Stock.

7.  CONVERTIBLE DEBENTURES

    In May 1996, the Company issued $143.8 million of 6% Convertible Subordinated Debentures due 2006 (the "Convertible Debentures"), convertible at any time prior to redemption or maturity, at the holder's option, into shares of the Company's Common Stock at a conversion price of $26.25, subject to adjustment. The Convertible Debentures may be redeemed, at the option of the Company, in whole or in part, at any time after May 15, 1999 at predetermined redemption prices together with accrued and unpaid interest to the date fixed for redemption. Interest at 6% per annum, is payable semi-annually on each May 1 and November 1. The terms of the indenture governing the Convertible Debentures do not limit the incurrence of additional indebtedness by the Company, nor do they limit the Company's ability to make payments such as dividends.

PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Restatements

    On September 26, 1996, the Company announced that it had determined that certain adjustments were required to be made the Company's previously issued financial statements for the quarter ended June 30, 1996, to reflect a change in the accounting treatment with respect to the valuation of assets acquired as a result of the recent acquisitions of J&J and Heritable. The effect of this accounting change resulted in the Company eliminating $50.9 million in revenues and approximately $6.3 million of expenses originally recorded in connection with the acquisitions and a reduction in reported earnings of $26.5 million, or $0.78 per fully diluted share. Additionally, as a result of this accounting change the goodwill initially recorded in connection with such acquisitions was reduced from $60.5 million to $10.6 million resulting in a reduction of goodwill amortization of approximately $496,000 from the previously reported figure for the second quarter.

    On November 19, 1996, the Company announced that it had determined that certain additional adjustments relating to the J&J and Heritable Acquisitions were required to be made to the financial statements for the quarter ended June 30, 1996. These adjustments reflect a change in the accounting treatment with respect to the $5.0 million of restructuring charges and the $17.3 million of deferred taxes recorded as a result of such acquisitions. The effect of these adjustments resulted in the Company increasing the goodwill as initially restated in September from $10.6 million to $30.6 million reflecting the reclassification, as costs of the acquisitions, of (i) the restructuring charges, previously recorded as an expense, and (ii) the tax liability incurred as a result of the subsequent sale of the loans acquired as a result of the acquisition, previously recorded as a deferred tax asset. This increase in goodwill resulted in an increase of amortization expense as previously reported in the second quarter of 1996 of $170,692 and will result in a $502,150 per quarter increase in amortization expense through the first quarter of 2006.

    As a result of these adjustments, second quarter net earnings increased by $2.8 million or $0.08 per fully diluted share, from $8.3 million or $0.27 per fully diluted share, to $11.1 million or $0.35 per fully diluted share. For the six months ended June 30, 1996, net earnings increased from the previously reported $17.6 million or $0.58 per fully diluted share to $20.4 million or $0.66 per fully diluted share.

Overview

    The Company is a consumer finance company engaged in the business of originating, purchasing, selling and servicing mortgage loans secured primarily by one- to four-family residences. The Company generates income primarily from gains recognized from premiums on loans sold through whole loan sales to institutional purchasers, gain on sale of loans sold through securitizations, interest earned on loans held for sale and mortgage servicing receivables, origination fees received as part of the loan application process and fees earned on loans serviced. Gain on sale of loans includes the fair value of the interest-only and residual certificate that the Company receives upon the sale of loans through securitizations in the US and the value of mortgage servicing receivables that it receives on UK securitizations and on sales into the US Greenwich Facility and the UK Greenwich Facility (as such terms are defined in "--Liquidity and Capital Resources"). Gain recorded on loans sold with servicing retained represents the excess of the interest rate payable by an obligor on a loan over the interest rate passed through to the purchaser acquiring an interest in such loan, less applicable recurring fees. Gain on sale of loans constituted approximately 79.3% of total revenues for the six months ended June 30, 1996 and 75.2% of total revenues for the six months ended June 30, 1995. The Company completed its first US securitization in March of 1995 and its first UK securitization in March of 1996. The Company anticipates that it will continue to sell a substantial portion of its loans through securitizations with the balance sold in whole loan sales to institutional purchasers.

RESULTS OF OPERATIONS

Three Months Ended June 30, 1996 Compared to Three Months Ended June 30, 1995

    Total revenues increased $27.8 million or 259.8% to $38.5 million for the three months ended June 30, 1996 from $10.7 million for the comparable period in 1995. This increase was due primarily to higher gains on sale of loans resulting from the combined US and UK increased loan origination and purchase volume and volume of loans sold compared to the prior period and increased interest income resulting from higher average balances of loans held for sale, as well as increased interest income recognized on higher average balances of mortgage servicing receivables.

         Gain on sale of loans increased $20.6 million or 239.5% to $29.2 million for the three months ended June 30, 1996 from $8.6 million for the comparable period in 1995. This increase was due primarily to CSC-UK's gain on sale of loans of $15.3 million representing a 37.0% gain on the $41.4 million of loan sales during the period compared to gain on sale of loans of $2.7 million representing a 36.0% gain on the

$7.5 million on loan sales during the comparable period in 1995. Additionally, the increase was due to the increased volume of US loan sales at lower average gains during the three months ended June 30, 1996 ($270.9 million of loan sales at a weighted average gain of 5.2% ($14.0 million) as compared to a weighted average gains of 7.7% ($5.9 million) on $76.9 million loan sales during the three months ended June 30, 1995). The lower average gain on sale of loans recognized during the three months ended June 30, 1996 was due primarily to the lower average margins from bulk purchases which began during the second quarter of 1996, as well as lower margins from changes in interest rates during the second quarter of 1996.

    Mortgage origination income increased $570,077 or 72.6% to $1.4 million for the three months ended June 30, 1996 from $785,476 for the comparable period in 1995. This increase was due primarily to (i) the increase in US loan origination and purchase volume to $290.0 million for the three months ended June 30, 1996 from $87.7 million for the comparable period in 1995 and (ii) the increase in mortgage origination income from CSC-UK. It is anticipated that the Company's domestic origination fees as a percentage of loans originated will continue to decrease in the future. Mortgage origination income as a percentage of total revenues decreased to 3.5% for the 1996 period from 7.3% for the comparable period in 1995.

    Interest income increased $5.4 million or 490.9% to $6.5 million for the three months ended June 30, 1996 from $1.1 million for the comparable period in 1995. This increase was due primarily to the increased balance of loans held for sale during the 1996 period resulting from the increased loan origination and purchase volume in excess of loans sold during the period, as well as income recognized on mortgage servicing receivables.

    Servicing income increased $721,210 or 975.4 % to $795,149 for the three months ended June 30, 1996 from $73,939 for the comparable period in 1995. This increased income was due primarily to an increase in the average balances of US loans serviced to $587.9 million for the period ending June 30, 1996 from $96.6 million for the comparable period in 1995 and the increase in the average balances of UK loans serviced to $198.4 million for the period ending June 30, 1996 from $5.5 million for the comparable period in 1995.

    Earnings from partnership interest decreased $86,639 or 44.1% to $110,000 for the three months ended June 30, 1996 from $196,639 for the comparable period in 1995. This decrease was due to lower earnings recognized from the equity interest in Industry Mortgage Company, L.P. (including its successor, IMC Mortgage Company, "IMC") for the three months ended June 30, 1996.

    Total expenses increased $13.7 million or 232.2% to $19.6 million for the three months ended June 30, 1996 from $5.9 million for the comparable period in 1995. This increase was due primarily to increased salaries, selling expenses and operating expenses related to increased loan origination and purchase volume during the 1996 period. Total expenses as a percentage of total revenues decreased to 51.0% for the three months ended June 30, 1996 from 55.1% for the comparable period in 1995. During the three months ended June 30, 1996, amortization of goodwill related to the UK Acquisition, J&J Acquisition and the Heritable Acquisition totaled $708,486.

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

    Interest expense increased $3.3 million or 235.7% to $4.7 million for the three months ended June 30, 1996 from $1.4 million for the comparable period in 1995. The increase was due primarily to the interest costs associated with the $143.8 million of Convertible Debentures issued during the second quarter of 1996, as well as an increased balance of loans held pending sale during the three months ended June 30, 1996 resulting from the increased loan origination and purchase volume during the period.

    Other expenses increased $2.7 million or 117.4% to $5.0 million for the three months ended June 30, 1996 from $2.3 million for the comparable period in 1995. This was due primarily to increased selling costs of $2.4 million or 395.8% to $3.0 million for the three months ended June 30, 1996 from $607,473 for the comparable period in 1995 and increased professional fees, travel and entertainment and occupancy costs incurred to support the increased loan origination and purchase volume.

     Net earnings increased $8.7 million or 362.5% to $11.1 million for the three months ended June 30, 1996 from $2.4 million for the comparable period in 1995. The growth in net earnings was due primarily to the increased revenues resulting from an increase in US and UK loan origination and purchase volume and volume of loans sold during the three months ended June 30, 1996.


Six Months Ended June 30, 1996 Compared to Six Months Ended June 30, 1995

    Total revenues increased $50.6 million or 304.8% to $67.2 million for the six months ended June 30, 1996 from $16.6 million for the comparable period in 1995. This increase was due primarily to higher gain on sale of loans resulting from the combined US and UK increase in loan origination and purchase volume and volume of loans sold compared to the prior period, the inclusion of the operating results of CSC-UK, which was not in existence until May 1995 and was 50% owned in the second quarter of 1995, increased interest income resulting from higher average balances of loans held for sale, as well as increased interest income recognized on higher average balances of mortgage servicing receivables, an increase in mortgage origination income due to an increased loan origination volume and an increase in servicing income.

     Gain on sale of loans increased $40.8 million or 326.4% to $53.3 million for the six months ended June 30, 1996 from $12.5 million for the comparable period in 1995. This increase was a result of the inclusion of CSC-UK's gain on sale of loans of $27.5 million representing a 40.0% gain on the $68.8 million of loan sales during the period as compared to gain on sale of loans of $2.7 million representing a 36.0% gain on the $7.5 million of loan sales during the comparable period in 1995. Additionally, the increase was due to the increased volume of US loan sales at lower average gains during the six months ended June 30, 1996 ($446.7 million of loan sales at a weighted average gain of 5.8%
($25.8 million) as compared to a weighted average gains of 7.3% ($9.8 million) on $133.6 million of loan sales during the six months ended June 30, 1995). The lower average gain on sale of loans recognized during the six months ended June 30, 1996 was a result of the lower average margins from bulk purchases which began during the second quarter of 1996, as well as lower margins from changes in interest rates during the second quarter of 1996.

    Mortgage origination income increased $787,013 or 56.0% to $2.2 million for the six months ended June 30, 1996 from $1.4 million for the comparable period in 1995. This increase was due primarily to (i) the increase in US loan origination and purchase volume to $456.7 million for the six months ended June 30, 1996 from $148.5 million for the comparable period in 1995, and (ii) the increase in mortgage origination income from CSC-UK. It is anticipated that the Company's origination fees as a percentage of loans originated will continue to decrease in the future. Mortgage origination income as a percentage of total revenues decreased to 3.3% for the 1996 period from 8.5% for the comparable period in 1995.

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

    Servicing income increased $1.3 million or 1,273.9% to $1.4 for the six months ended June 30, 1996 from $98,688 for the comparable period in 1995. This increase was due primarily to an increase in the average balances of US loans serviced to $500.9 million for the period ending June 30, 1996 from $71.6 million for the comparable period in 1995 and the increase in the average balance of UK loans serviced to $128.2 million for the period ending June 30, 1996 from $5.5 million for the comparable period in 1995.

    Earnings from partnership interest decreased $171,000 or 39.7% to $260,000 for the six months ended June 30, 1996 from $431,000 for the comparable period in 1995. This decrease was due to lower earnings recognized from the equity interest in IMC during the six months ended June 30, 1996.

    Total expenses increased $22.5 million or 225.0% to $32.5 million for the six months ended June 30, 1996 from $10.0 million for the comparable period in 1995. This increase was due to increased salaries, selling expenses and operating expenses related to increased loan origination and purchase volume during the 1996 period, as well as inclusion of the operating results of CSC-UK for the entire 1996 period, as compared to the comparable period in 1995.
Total expenses as a percentage of total revenues decreased to 48.4% for the six months ended June 30, 1996 from 60.2% for the comparable period in 1995. During the six months ended June 30, 1996, amortization of goodwill related to the UK Acquisition, J&J Acquisition and the Heritable Acquisition totaled $1.2 million.

    Salaries and employee benefits increased $10.5 million or 256.1% to $14.6 million for the six months ended June 30, 1996 from $4.1 million for the comparable period in 1995. This increase was due primarily to increased staffing levels to 367 US employees at June 30, 1996 compared to 167 US employees for the comparable period in 1995, the increased staffing levels associated with the UK operations resulting from the growth in loan origination and purchase volume and geographic expansion, as well as increased loans serviced.

    Interest expense increased $4.1 million or 178.3%, to $6.4 million for the six months ended June 30, 1996 from $2.3 million for the comparable period in 1995. The increase was due primarily to the interest costs associated with the $143.8 million of Convertible Debentures issued during the second quarter of 1996 as well as an increased balance of loans held pending sale during the six months ended June 30, 1996 resulting from the increased loan origination and purchase volume during the period.

    Other expenses increased $6.8 million or 189.0% to $10.4 million for the six months ended June 30, 1996 from $3.6 million for the comparable period in 1995 This increase was due primarily to the increased selling costs of $3.5 million or 376.6% to $4.4 million for the six months ended June 30, 1996 from $917,903 for the comparable period in 1995, as well as increased professional fees, travel and entertainment and occupancy costs incurred to support the increased loan origination and purchase volume and the inclusion of the operating results of CSC-UK during the period.

     Net earnings increased $17.0 million or 500.0% to $20.4 million for the six months ended June 30, 1996 from $3.4 million for the comparable period in 1995. This increase was due primarily to increased revenues resulting from an increase in loan origination and purchase volume and volume of loans sold during the six months ended June 30, 1996 as the Company expanded its geographic base to 37 states and the District of Columbia and further penetrated existing markets.

FINANCIAL CONDITION

June 30, 1996 Compared to December 31, 1995

     Cash and cash equivalents increased $3.3 million or 91.7% to $6.9 million at June 30, 1996 from $3.6 million at December 31, 1995.

     Prepaid commitment fees were recorded as an asset at March 31, 1996 as a result of the UK Greenwich Facility entered into by CSC-UK and Greenwich International Ltd., a subsidiary of Greenwich Capital Markets, Inc. (referred to herein, including any subsidiaries as "Greenwich") in March 1996, to be amortized over the 20-year life of the UK Greenwich Facility. The unamortized balance at June 30, 1996 was $37.0 million. There was no corresponding asset at December 31, 1995.

    Available-for-sale securities in the amount of $9.8 million were recorded as an asset at June 30, 1996 as a result of the Company's equity interest in IMC. Prior to June 1996, the Company had recorded a 9.1% limited partnership interest in IMC. At December 31, 1995, the Company's investment in partnerships was $758,315 and was recorded as other assets. In June 1996, IMC converted into corporate form and effected a public offering of common stock. As a result of the offering, the Company's interest in IMC is no longer accounted for under the equity method of accounting, whereby the Company recognized its relative portion of the partnership earnings as revenues, but rather as available-for-sale securities in accordance with SFAS No. 115. Available-for-sale securities are reported on the statement of financial condition at fair market value with any corresponding change in value reported as an unrealized gain or loss (if assessed to be temporary) as an element of stockholders' equity after giving effect for taxes.

     Mortgage servicing receivables increased $104.6 million or 425.2% to $129.2 million at June 30, 1996 from $24.6 million at December 31, 1995 due primarily to the $50.9 million of mortgage servicing receivables recorded as a result of the J&J Acquisition and the Heritable Acquisition and the $44.3 million recognized as a result of the increase of loan sales with servicing retained, partially offset by amortization expenses.

    Trading securities increased $29.8 million or 191.0% to $45.4 million at June 30, 1996 from $15.6 million at December 31, 1995 as a result of the $109.7 million and $252.0 million of US securitizations completed during the first six months of 1996.

    Mortgage loans held for sale, net increased $40.4 million or 54.7% to $114.3 million at June 30, 1996 from $73.9 million at December 31, 1995 due primarily to the volume of US loans originated exceeding loan sale volume in the first six months of 1996 and loans acquired as part of the J&J Acquisition and the Heritable Acquisition which were not yet sold.

    Mortgage loans held for investment, net increased $3.5 million or 350.0% to $4.5 million at June 30, 1996 from $1.0 million at December 31, 1995. This increase was due to the Company's increased loan origination and purchase volume and the inclusion of $2.7 million of mortgages held for investment by CSC-UK. As a percentage of total assets, mortgage loans held for investment increased to 1.0% at June 30, 1996 from 0.7% at December 31, 1995.

    Goodwill and other intangibles net of amortization increased $29.5 million or 152.8% to $48.8 million at June 30, 1996 from $19.3 million at December 31, 1995 primarily as a result of the goodwill recorded in connection with the J&J Acquisition and Heritable Acquisition of $5.2 million and $25.4 million, respectively, offset by $1.2 million of amortization during the period.

     Other assets increased $25.6 million or 400.0% to $32.0 million at June 30, 1996 from $6.4 million at December 31, 1995. This was due primarily to the inclusion at June 30, 1996 of subwarehouse loan receivables of $5.6 million, deferred costs of $4.5 million related to the issuance of the Convertible Debentures, CSC-UK receivables related to loan sales to Greenwich of approximately $9.3 million and other assets of CSC-UK of $6.2 million.

    Warehouse financing facilities outstanding decreased $2.1 million or 2.8% to $72.8 million at June 30, 1996 from $74.9 million at December 31, 1995 primarily as a result of an increased volume of loans directly funded by the Company with proceeds from the Convertible Debenture offering.

    Accounts payable and other liabilities increased $19.3 million or 117.7% to $35.7 million at June 30, 1996 from $16.4 million at December 31, 1995. This increse was due primarily to the inclusion of CSC-UK and increased escrow balances associated with the increased loan servicing portfolio.

    Allowance for loan losses increased $9.8 million or 466.7% to $11.9 million at June 30, 1996 from $2.1 million at December 31, 1995 was due primarily as a result of increased loans sold in the UK with servicing rights retained.

    Notes payable totaled $38.0 million at June 30, 1996 representing the $38.0 million note payable recorded in connection with the UK Greenwich Facility.

    Stockholders' equity increased $38.8 million or 68.0% to $95.9 million at June 30, 1996 from $57.1 million at December 31, 1995 primarily as a result of net earnings of $20.4 million for the six months ended June 30, 1996, stock issued in connection with the J&J Acquisition and Heritable Acquisition totaling $12.3 million, in addition to a $5.7 million unrealized gain on available-for-sale securities, net of taxes and a foreign currency translation adjustment of $84,168.

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

    Adequate credit facilities and other sources of funding, including the ability of the Company to sell loans, are essential to the continuation of the Company's ability to originate and purchase loans. As a result of increased loan originations and purchase volume and its growing securitization program, the Company has operated, and expects to continue to operate, on a negative cash flow basis. During the six month periods ended June 30, 1996 and 1995, the Company used operating cash of $27.2 million and $9.9 million, respectively. Additionally, during the same periods, the Company used $105.5 million and $143,414 in investing activities, primarily to fund the Company's acquisitions of J&J and Heritable in the 1996 period. The Company's sale of loans through securitizations results in a gain on sale recognized by the Company. The recognition of this gain on sale has a negative impact on the cash flow of the Company because significant costs are incurred upon closing of the transactions giving rise to such gain and the Company is required to pay income taxes on the gain on sale of loans through securitizations in the period recognized, although the Company does not receive the cash representing the gain until later periods as the related loans are repaid or otherwise collected. During the same periods, the Company received cash from financing activities of $136.0 million and $11.4 million, respectively. The Company borrows funds on a short-term basis to support the accumulation of loans prior to sale. These short-term borrowings are made under a warehouse line of credit with a group of banks for which CoreStates Bank, N.A. ("CoreStates") serves as agent (the "Warehouse Facility"). Pursuant to the Warehouse Facility, the Company has available a secured revolving credit line of $72.0 million to finance the Company's origination or purchase of loans, pending sale to investors or for holding certain loans in its own portfolio (the "Revolving Credit Line"). The Revolving Credit Line is settled on a revolving basis in conjunction with ongoing loan sales and bears interest at a variable rate (8.35% at June 30, 1996) based on (i) 25 basis points over the higher of either the prime rate or the federal funds rate plus 50 basis points or (ii) LIBOR (A) divided by the result of one minus the stated maximum rate at which reserves are required to be maintained by Federal Reserve System member banks, (B) plus 175 basis points, as periodically elected by the Company. The outstanding balance of this portion of the Warehouse Facility was $55.9 million at June 30, 1996. The Revolving Credit Line extends through June 1997. In addition, the Warehouse Facility provides for a secured revolving working capital credit line of up to $3.0 million to be used by the Company for general corporate purposes (the "Working Capital Credit Line"). The Working Capital Credit Line operates as a revolving facility until January 1, 1997 at which time any outstanding balance under the Working Capital Credit Line converts to a term loan. The Working Capital Credit Line bears interest at a variable rate (9.3% at June 30, 1996) based on 100 basis points over the higher of either the prime rate or the federal funds rate plus 50 basis points. There was no outstanding balance under the Working Capital Credit Line at June 30, 1996. The Working Capital Credit Line terminates on December 31, 1998.

    The Warehouse Facility also permits the Company to use up to 20.0% of the Revolving Credit Line to provide subwarehouse lines of credit to certain loan correspondents from whom the Company purchases loans. In July 1995, the Company began lending funds on a short-term basis to assist in the funding of loans originated by certain of the Company's loan correspondents. Each borrowing under these subwarehouse credit lines has a term of not more than 30 days. The Company requires personal guarantees of the credit line from the principals of the related loan correspondents. At June 30, 1996, the aggregate balance of loans outstanding under this program was $4.8 million, with applications pending for an additional $12.6 million of loans.

    The Company has a $50.0 million loan purchase agreement (the "US Purchase Facility") with ContiTrade Services Corporation ("ContiTrade") whereby the Company originates and then sells loans and retains the rights to repurchase loans at a future date for whole loan sales to institutional investors or for sales through securitizations. This agreement extends through June 1999. The aggregate principal balance of loans sold to and retained by ContiTrade at June 30, 1996 under the US Purchase Facility was $11.7 million. The Company also has a standby financing arrangement with ContiTrade (the "Standby Facility") whereby ContiTrade provides the Company up to $10.0 million line of credit which is secured by the interest-only and residual certificates the Company receives upon loan sales through securitizations. As of June 30, 1996, the Company had $2.0 million available under the Standby Facility. The Standby Facility bears interest at a variable rate based on LIBOR plus 200 basis points (7.4% at June 30, 1996) and the agreement extends through June 1999.

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

    In March 1996, CSC-UK and Greenwich entered into a mortgage loan purchase agreement effective as of January 1, 1996 that includes a working capital facility with respect to the funding of variable rate, residential mortgage loans originated or purchased by CSC-UK in the UK (the "UK Greenwich Facility") and terminated a previous facility with Greenwich. Pursuant to the UK Greenwich Facility and with certain exceptions, CSC-UK sells all of the loans it originates to Greenwich which must buy such loans. CSC-UK and/or Greenwich will subsequently resell these loans through whole loan sales or securitizations. The UK Greenwich Facility includes a working capital facility pursuant to which CSC-UK is advanced amounts based on a percentage of the principal balance of loans originated or purchased by CSC-UK and sold to Greenwich, which advance may not exceed (pound)10.0 million in the aggregate outstanding at any time. Outstanding amounts under this working capital facility bear interest at a rate of LIBOR plus 255 basis points (7.39% at June 30, 1996). The outstanding balance under this working capital facility was pound sterling 10.0 million ($15.5 million) at June 30, 1996. This agreement expires on December 31, 2000 with respect to the working capital facility and on December 31, 2015 with respect to the loan purchase agreement. Both CSC-UK and Greenwich are prohibited from entering into substantially similar transactions with other parties. CSC-UK agreed to pay a fee to Greenwich in connection with the UK Greenwich Facility in the aggregate amount of $38.0 million, evidenced by a note bearing interest at a rate of 6.2% payable in installments of $13.0 million on December 15, 1996 and $25.0 million on December 15, 1997. Such fee is amortized over the life of the UK Greenwich Facility.

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

    All references herein to "$" are to United States dollars; all references to "pound sterling" are to British Pounds Sterling. Unless otherwise specified, translation of amounts from British Pounds Sterling to United States dollars for the convenience of the reader has been made herein at pound sterling 1.00 = $1.55.

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

    4.2       Indenture, dated as of May 7, 1996, between the Company and The
              Chase Manhattan Bank, N.A., incorporated by reference to Exhibit
              4.2 to the Company's Quarterly Report on Form 10-Q filed with the Commission on May 15, 1996.

    4.3 Registration Rights Agreement, dated as of April 26, 1996, among the Company, NatWest Securities Limited, Bear, Stearns & Co. Inc.,
              CIBC Wood Gundy Securities Corp. and Wasserstein Perella
              Securities, Inc., incorporated by reference to Exhibit 4.3 to the Company's Quarterly Report on Form 10-Q filed with the Commission on May 15, 1996.

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

   10.45      Asset Purchase Agreement, dated March 6, 1996, by and among
              CSC-UK, J&J, UK Credit Corporation Limited ("UK Credit") and certain shareholders of UK Credit, incorporated by reference to
              Exhibit 2.2 to the Company's Current Report on Form 8-K filed with the Commission on March 14, 1996.

   10.46+     Letter Agreement, dated as of March 28, 1996, from Greenwich
              International, Ltd. to CSC-UK regarding purchase commitment with respect to first and second mortgage loans located in the United
              Kingdom, incorporated by reference to Exhibit 10.46 to the Company's Annual Report on Form 10-K/A filed with the Commission on November 4, 1996.

   10.47      Letter Agreement, dated March 28, 1996, between Greenwich and
              CSC-UK regarding termination of prior agreement, incorporated by reference to Exhibit 10.46 to the Company's Annual Report on Form
              10-K filed with the Commission on April 1, 1996.

   10.48      Subscription Agreement, dated April 26, 1996, among the Company,
              NatWest Securities Limited, Bear, Stearns & Co. Inc., CIBC Wood
              Gundy Securities Corp. and Wasserstein Perella Securities, Inc., incorporated by reference to Exhibit 10.48 to the Company's
              Quarterly Report on Form 10-Q filed with the Commission on May 15,
              1996.

   10.49      Agreement for the Sale and Purchase of the Entire Issued Share
              Capital of Heritable Group Limited, dated June 14, 1996, incorporated by reference to Exhibit 2.1 to the Company's Current
              Report on Form 8-K filed with the Commission on June 28, 1996.

   10.50      Service Deed, dated as of April 23, 1996, between J&J and Michael
              Robin Jaye, incorporated by reference to Exhibit 10.50 to the Company's Quarterly Report on Form 10-Q filed with the Commission on August 14, 1996.

   10.51      Service Deed, dated as of April 23, 1996, between J&J and Alec
              David Johnson, incorporated by reference to Exhibit 10.51 to the Company's Quarterly Report on Form 10-Q filed with the Commission on August 14, 1996.

   10.52      Covenant Letter and related Pledge Agreement, Stock Pledge
              Agreement and Collateral Assignment, each dated April 11, 1996, among the First National Bank of Boston, the Company and CSC, as amended by the Letter Agreement and related Commercial Promissory
              Note and the Confirmation of Guaranty, each dated June 13, 1996.

   10.53 Third Amendment to Lease, dated as of April 17, 1996, between CSC and Taxter Park Associates, incoporated by reference to Exhibit
              10.53 to the Company's Quarterly Report on Form 10-Q filed with the Commission on August 14, 1996.

   10.54      Lease, dated as of April 18, 1996, among The Standard Life
              Assurance Company, City Mortgage Servicing Limited and CSC-UK, incorporated by reference to Exhibit 10.54 to the Company's
              Quarterly Report on Form 10-Q filed with the Commission on August
              14, 1996.

   10.55 Purchase and Sale Agreement, dated June 20, 1996 and effective as of February 2, 1996, between CSC and Greenwich Capital Financial
              Products, Inc., incorporated by reference to Exhibit 10.55 to the Company's Quarterly Report on Form 10-Q filed with the Commission on August 14, 1996.

   10.56      Lease Agreement, dated as of July 7, 1996, between CSC and Robert
              Martin Company, incorporated by reference to Exhibit 10.56 to the Company's Quarterly Report on Form 10-Q filed with the
              Commission on August 14, 1996.

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

   11.1*      Computation of Earnings Per Share

   27.1*      Financial Data Schedule

  ---------------
*   Filed herewith
+   Confidential treatment granted with respect to certain provisions



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


                                                 CITYSCAPE FINANCIAL CORP.
                                                 -------------------------


Date:  November 19, 1996                         By /s/Tim S. Ledwick
       -----------------                           ------------------
                                                       Tim S. Ledwick

                                                Title: Chief  Financial Officer
                                               (as chief accounting officer and
                                                on behalf of the registrant)