Form 10-Q
period 1996-09-30
CITYSCAPE FINANCIAL CORP
filed 1996-11-19
CIK 866253

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q


[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
         EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER  30, 1996


[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
         EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER: 0-27314

                            CITYSCAPE FINANCIAL CORP.


          DELAWARE                                      11-2994671
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

                            CITYSCAPE FINANCIAL CORP.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                      NINE MONTHS ENDED SEPTEMBER 30, 1996


                                                                                                           PAGE
                                                                                                           ----
PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Consolidated Statements of Financial Condition at September 30, 1996 and
    December 31, 1995                                                                                        2

Consolidated Statements of Operations for the nine months and the three months
   ended September 30, 1996 and 1995                                                                         3

Consolidated Statements of Cash Flows for the nine months ended September 30,
   1996 and 1995                                                                                             4

Notes to Consolidated Financial Statements                                                               5 - 7

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS                                                                      8 - 15


PART II - OTHER INFORMATION                                                                            16 - 23

                           CITYSCAPE FINANCIAL CORP.
                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                                SEPTEMBER 30, 1996   DECEMBER 31, 1995
                                                                                   (UNAUDITED)           (AUDITED)
                                                                                ------------------   -----------------
ASSETS
              Cash and cash equivalents ....................................       $  4,665,244       $   3,598,549
              Cash held in escrow ..........................................          3,613,292           5,920,118
              Prepaid commitment fees ......................................         36,547,000                --
              Available-for-sale securities ................................         13,963,648                --
              Mortgage servicing receivables ...............................        166,921,735          24,561,161
              Trading securities ...........................................         79,487,000          15,571,455
              Mortgages held for sale, net .................................        133,728,381          73,852,293
              Mortgages held for investment, net ...........................          5,387,575           1,024,204
              Equipment and leasehold improvements, net ....................         10,790,555           2,380,571
              Goodwill .....................................................         47,921,112          19,258,011
              Other  assets ................................................         47,103,280           6,352,619
                                                                                   ------------       -------------
                   Total assets ............................................       $550,128,822       $ 152,518,981
                                                                                   ============       =============

LIABILITIES
              Warehouse financing facilities ...............................       $102,817,361       $  74,901,975
              Accounts payable and other liabilities .......................         53,364,933          16,410,833
              Allowance for loan losses ....................................         15,628,408           2,130,954
              Income taxes payable .........................................         45,578,735           1,204,803
              Standby financing facility ...................................          7,966,292             771,361
              Notes and loans payable ......................................         68,000,000                --
              Convertible subordinated debentures ..........................        143,750,000                --
                                                                                   ------------       -------------
                   Total liabilities .......................................        437,105,729          95,419,926
                                                                                   ============       =============

STOCKHOLDERS' EQUITY
              Preferred stock, $.01 par value, 5,000,000 shares authorized;
                 no shares issued and outstanding ..........................               --                  --
              Common stock, $.01 par value, 50,000,000 shares
                authorized; 29,639,452 and 28,900,732 issued and outstanding
                at September 30, 1996 and December 31, 1995, respectively ..            296,395             289,007
              Additional paid-in capital ...................................         57,563,708          44,838,143
              Foreign currency translation adjustment ......................            275,750              (6,219)
              Unrealized gain on available-for-sale securities, net of taxes          8,095,139                --
              Retained earnings ............................................         46,792,101          11,978,124
                                                                                   ------------       -------------
                   Total stockholders' equity ..............................        113,023,093          57,099,055
                                                                                   ============       =============

COMMITMENTS AND CONTINGENCIES
                                                                                   ============       =============
                   Total liabilities and stockholders' equity ..............       $550,128,822       $ 152,518,981
                                                                                   ============       =============


          See accompanying notes to consolidated financial statements.

                            CITYSCAPE FINANCIAL CORP.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                            THREE MONTHS ENDED SEPTEMBER 30,      NINE MONTHS ENDED SEPTEMBER 30,
                                                                 1996              1995               1996              1995
REVENUES                                                                                                              (AUDITED)
                                                              -----------       -----------       ------------       -----------
     Gain on sale of loans                                    $45,327,543       $11,775,108       $ 98,637,249       $23,772,369
     Mortgage origination income                                  467,357           815,350          2,659,006         2,219,988
     Interest                                                   7,502,251         1,536,533         16,980,622         3,670,291
     Servicing income                                           1,045,515           210,812          2,401,368           309,500
     Earnings from partnership                                       --             318,630            260,000           749,621
     Other                                                      3,927,265            77,617          4,563,455           121,035
                                                              -----------       -----------       ------------       -----------
          Total revenues                                       58,269,931        14,734,050        125,501,700        30,842,804
                                                              -----------       -----------       ------------       -----------

EXPENSES
     Salaries and employee benefits                            10,735,791         3,652,995         25,288,379         7,910,183
     Interest expense                                           5,530,319           947,479         11,912,046         2,769,166
     Selling expenses                                           9,342,521           518,673         13,717,427         1,274,855
     Other operating expenses                                   6,479,263         1,669,529         12,503,838         4,385,904
     Amortization of goodwill                                   1,271,944               --           2,474,224              --
                                                              -----------       -----------       ------------       -----------
          Total expenses                                       33,359,838         6,788,676         65,895,914        16,340,108
                                                              -----------       -----------       ------------       -----------

     Earnings before minority interest and income taxes        24,910,093         7,945,374         59,605,786        14,502,696
     Minority interest                                               --           1,533,626               --           2,379,235
                                                              -----------       -----------       ------------       -----------

     Earnings before income taxes                              24,910,093         6,411,748         59,605,786        12,123,461
     Provision for income taxes                                10,495,256         2,625,317         24,791,809         4,910,002
                                                              -----------       -----------       ------------       -----------

NET EARNINGS                                                  $14,414,837       $ 3,786,431       $ 34,813,977       $ 7,213,459
                                                              ===========       ===========       ============       ===========

PRIMARY EARNINGS PER SHARE
     Net earnings per share of common stock                   $      0.47       $      0.17       $       1.14       $      0.32
                                                              ===========       ===========       ============       ===========

FULLY DILUTED EARNINGS PER SHARE
     Net earnings per share of common stock                   $      0.43              --         $       1.11              --
                                                              ===========       ===========       ============       ===========

   WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
       AND COMMON STOCK EQUIVALENTS

    Primary                                                    30,914,069        22,416,592         30,430,599        22,416,592
                                                              ===========       ===========       ============       ===========
    Fully Diluted                                              36,390,259              --           33,423,898              --
                                                              ===========       ===========       ============       ===========


          See accompanying notes to consolidated financial statements.

                            CITYSCAPE FINANCIAL CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                       NINE MONTHS ENDED SEPTEMBER 30,
                                                                         1996                  1995
                                                                      (UNAUDITED)            (AUDITED)
                                                                   ---------------       ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings                                                    $    34,813,977        $   7,213,459
   Adjustments to reconcile net earnings to net
     cash provided by operating activities:
         Depreciation and amortization                                   4,927,965              184,696
         Income taxes payable                                           42,577,278            2,854,973
         Earnings from partnership interest                               (260,000)            (749,621)
         Increase in mortgage servicing receivables                    (93,479,858)         (11,740,509)
         Increase in trading securities                                (63,915,545)         (11,944,695)

   Net changes in operating assets and liabilities:
        Increase in accrued interest receivable                         (3,763,555)            (117,820)
        (Increase) decrease in accounts receivable                      (8,483,680)             206,440
        Proceeds from sale of mortgages                              1,241,900,000          258,154,849
        Mortgage origination funds disbursed                        (1,267,687,857)        (293,011,000)
        Increase in other assets                                       (21,434,297)          (5,332,379)
        Increase in accounts payable & other liabilities                36,710,600            9,184,950
        Other, net                                                        (183,045)             176,108
                                                                   ---------------        -------------
              Net cash used in operating activities                    (98,278,017)         (44,920,549)
                                                                   ---------------        -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Acquisition of J&J and Heritable                               (102,154,974)                --
       Net purchases of equipment                                       (8,690,675)            (681,356)
       Net distributions from partnership                                  908,315              428,474
       Increase in mortgages held for investment                        (1,564,371)            (308,387)
       Increase in real estate owned                                      (236,383)                --
                                                                   ---------------        -------------
              Net cash used in investing activities                   (111,738,088)            (561,269)
                                                                   ---------------        -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Increase in warehouse financings and notes payable               65,933,830           38,385,588
       Increase in standby financing facilities                          5,770,739            7,725,729
       Net proceeds from issuance of subordinated debentures           139,134,125                 --
       Net proceeds from issuance of common stock                          244,106              533,752
                                                                   ---------------        -------------
              Net cash provided by financing activities                211,082,800           46,645,069
                                                                   ---------------        -------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                1,066,695            1,163,251

   Cash and cash equivalents at beginning of period                      3,598,549              919,291

                                                                   ===============        =============
   Cash and cash equivalents at end of period                      $     4,665,244        $   2,082,542
                                                                   ===============        =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Income taxes paid during the period                             $     8,481,979        $   2,787,408
                                                                   ===============        =============
   Interest paid during the period                                 $     3,975,483        $   2,810,943
                                                                   ===============        =============


          See accompanying notes to consolidated financial statements.

                            CITYSCAPE FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996
                                   (UNAUDITED)

1. ORGANIZATION

     Cityscape Financial Corp. ("Cityscape" or the "Company") is a consumer finance company that, through its wholly-owned subsidiary, Cityscape Corp. ("CSC"), engages in the business of originating, purchasing, selling and servicing mortgage loans secured primarily by one- to four-family residences. The majority of the Company's loans are made to owners of single family residences who use the loan proceeds for such purposes as debt consolidation, financing of home improvements and educational expenditures, among others. In the United States, the Company is licensed to do business in 40 states and the District of Columbia. The Company commenced operations in the United Kingdom in May 1995 with the formation of City Mortgage Corporation Limited ("CSC-UK"), an English corporation that originates, sells and services loans in England, Scotland and Wales in which the Company initially held a 50% interest and subsequently purchased the remaining 50% in September 1995 (See Note 3). CSC-UK had no operations and no predecessor prior to May 1995.

2.  BASIS OF PRESENTATION

       The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring accruals, considered necessary for a fair presentation of the results for the interim period have been included. Operating results for the nine months ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. The accompanying consolidated financial statements and the information included under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" should be read in conjunction with the consolidated financial statements and related notes of the Company for the year ended December 31, 1995.

     The consolidated financial statements of the Company include the accounts of CSC and its wholly-owned subsidiaries and beginning in May 1995, CSC-UK. All significant intercompany balances and transactions have been eliminated in consolidation. The CSC Acquisition, the UK Acquisition, the J&J Acquisition and the Heritable Acquisition (as such terms are defined below) have been accounted for under the purchase method of accounting and with respect to the CSC Acquisition as a "reverse acquisition" as described in Note 3 below.

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

    In January 1994, CSC acquired Astrum Funding Corp. ("Astrum") in exchange for 6.3% of the outstanding shares of the Company. This transaction was accounted for using the purchase method of accounting. The Astrum acquisition resulted in the Company acquiring net assets of $1,185 and obtaining licenses to act as a mortgage banker in 11 states in which it had not previously been licensed. No additional fair market value was assigned to the net assets received. Although the Company acquired the new licenses earlier than if it had applied for licensing on its own, the Company assigned no value to such licenses because they could have been obtained independently. Further, the Company determined that due to the illiquidity of the Company's stock as well as the relatively minimal interest granted to the Astrum shareholders, the Company's stock had no fair value in excess of the net assets received in the acquisition.

     In May 1995, the Company and three principals of a privately held United Kingdom-based mortgage banker formed CSC-UK. CSC-UK operates in the United Kingdom (excluding Northern Ireland, the "UK"), and lends to individuals who are unable to obtain mortgage financing from conventional mortgage sources such as banks and building societies because of impaired or unsubstantiated credit histories and/or unverifiable income. In September 1995, the Company entered into an agreement with the three other shareholders of CSC-UK to acquire their 50.0% interest in CSC-UK not then owned by the Company through the issuance of 3,600,000 shares of the Company's Common Stock valued at $21.6 million (the "UK Acquisition"). The UK Acquisition was completed in September 1995. The UK Acquisition resulted in the recognition of $19.7 million of goodwill, which is being amortized using the straight-line method over a life of ten years. In addition to the goodwill, the Company acquired assets of $9.0 million, consisting primarily of mortgage servicing receivables, and assumed liabilities of $4.1 million. The UK Acquisition was accounted for as a purchase transaction. No additional fair market value was assigned to the net assets received in the UK Acquisition.

     In April 1996, CSC-UK acquired all of the outstanding stock of J&J Securities Limited ("J&J"), a London-based mortgage banker, for (Pound sterling)15.0 million ($22.7 million based on the Noon Buying Rate on the date of such acquisition) and 548,000 shares of the Company's Common Stock valued at $9.8 million (the "J&J Acquisition"). Of the $22.7 million in cash, $17.9 million was paid at closing, $3.1 million was payable subject to the resolution of certain tax issues related to J&J and $1.7 million is payable based upon the performance of certain mortgage loans held by J&J. J&J has become a wholly-owned subsidiary of CSC-UK. The J&J Acquisition was accounted for as a purchase transaction. J&J provides secured mortgage loans to UK borrowers who are similar to the Company's UK borrowers. The Company acquired assets of $53.8 million, consisting primarily of mortgage loans held for sale of $52.0 million, and assumed liabilities of $38.8 million. Additional fair market value of $21.8 million, representing the value of the mortgage servicing receivables, was assigned to the net assets acquired in the J&J Acquisition. The J&J Acquisition resulted in the recognition of $5.2 million of goodwill, which is being amortized using the straight-line method over a life of ten years.

     In June 1996, CSC-UK acquired all of the outstanding stock of Heritable Group Limited ("Heritable") for approximately (Pound sterling)41.8 million ($64.7 million based on the Noon Buying Rate on the date of such acquisition), including 99,362 shares of the Company's Common Stock valued at $2.5 million (the "Heritable Acquisition"). Heritable, a UK-based mortgage finance company, operates as a wholly-owned subsidiary of CSC-UK. The Heritable Acquisition was accounted for as a purchase transaction. Heritable originates a wide range of mortgage loan products secured primarily by single family residences geared towards borrowers on the upper-end of the credit spectrum. The Company acquired assets of $224.9 million, consisting primarily of mortgage loans held for sale of $188.6 million, and assumed liabilities of $196.8 million. Additional fair market value of $29.1 million, representing the value of the mortgage servicing receivables, was assigned to the net assets acquired in the Heritable Acquisition. The Heritable Acquisition resulted in the recognition of $25.4 million of goodwill, which is being amortized using the straight-line method over a life of ten years.

4.  NEW ACCOUNTING PRONOUNCEMENTS

    On January 1, 1996, the Company adopted Statement of Financial
Accounting Standard ("SFAS") No. 123 "Accounting for Stock-Based Compensation". SFAS No. 123 encourages the adoption of a new fair value based accounting method for employee stock-based compensation plans and applies to all arrangements whereby an employee receives stock or other equity instruments of an employer based on the price of an employer's stock. These arrangements include restricted stock options and stock appreciation rights. SFAS No. 123 also permits the retention of the Company's current method of accounting for these plans under Accounting Principles Board Opinion No. 25. The Company will continue its current method of accounting for stock-based compensation and therefore, pro forma disclosures in footnotes will be provided on an annual basis. The adoption of SFAS No. 123 had no impact on the Company's results of operations or its financial condition.

    In June 1996, the Financial Accounting Standards Board issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" which provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on consistent application of a financial components approach that focuses on control. SFAS No. 125 distinguishes transfers of financial assets that are sales from transfers that are secured borrowings. SFAS No. 125 is effective for transfers and servicing of financial assets and extinguishment of liabilities occurring after December 31, 1996 and is to be applied prospectively. The Company has not completed its analysis of this statement.

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

7.  FIRST NATIONAL BANK OF BOSTON TERM LOAN

     In June 1996, the Company entered into a $30.0 million term loan with The First National Bank of Boston ("Bank of Boston") to fund loan originations and purchases and working capital needs, secured by first and second liens on the interest-only and residual certificates the Company receives upon loan sales through securitizations. At September 30, 1996, the outstanding balance of the term loan was $30.0 million. The term loan bore interest at a rate of 11.0% per annum. In October 1996, the Company terminated the agreement and repaid all amounts outstanding under this loan with proceeds from the Senior Secured Facility (as defined below).

8.  SUBSEQUENT EVENTS

        In October 1996, the Company entered into a $100.0 million Senior Secured Credit Agreement ("Senior Secured Facility") with a group of lenders for which CIBC Wood Gundy Securities Corp. ("CIBC") serves as agent. The Senior Secured Facility terminates on October 30, 1998, and carries an initial interest rate of 11.0%, increasing 0.5% on the first day of each quarter commencing July 1, 1997 up to a maximum of 15.0%.

PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Restatements

    On September 26, 1996, the Company announced that it had determined that certain adjustments were required to be made to the Company's previously issued financial statements for the quarter ended June 30, 1996, to reflect a change in the accounting treatment with respect to the valuation of assets acquired as a result of the recent acquisitions of J&J and Heritable. The effect of this accounting change resulted in the Company eliminating $50.9 million in revenues and approximately $6.3 million of expenses originally recorded in connection with the acquisitions and a reduction in reported earnings of $26.5 million, or $0.78 per fully diluted share. Additionally, as a result of this accounting change the goodwill initially recorded in connection with such acquisitions was reduced from $60.5 million to $10.6 million resulting in a reduction of goodwill amortization of approximately $496,000 from the previously reported figure for the second quarter.

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

    Further, as a result of these adjustments, there was increased goodwill amortization recorded during the third quarter of 1996 which resulted in a $502,150 decrease in previously announced net earnings or $0.02 per fully diluted share from $14.9 million or $0.45 per fully diluted share to $14.4 million of $0.43 per fully diluted share. For the nine months ended September 30, 1996, net earnings increased $2.3 million to $34.8 million or $1.11 per fully diluted share from the previously announced results of $32.5 million or $1.04 per fully diluted share.

GENERAL

    The Company is a consumer finance company engaged in the business of originating, purchasing, selling and servicing mortgage loans secured primarily by one- to four-family residences. The Company generates income primarily from gains recognized from premiums on loans sold through whole loan sales to institutional purchasers, gain on sale of loans sold through securitizations, interest earned on loans held for sale and mortgage servicing receivables, origination fees received as part of the loan application process and fees earned on loans serviced. Gain on sale of loans includes the fair value of the interest-only and residual certificates that the Company receives upon the sale of loans through securitizations in the US and the value of mortgage servicing receivables that it receives on UK securitizations and on sales into the US Greenwich Facility and the UK Greenwich Facility (as such terms are defined in "--Liquidity and Capital Resources"). Gain recorded on loans sold with servicing retained represents the excess of the interest rate payable by an obligor on a loan over the interest rate passed through to the purchaser acquiring an interest in such loan, less applicable recurring fees. Gain on sale of loans constituted approximately 78.6% and 77.3% of total revenues for the nine months ended September 30, 1996 and 1995, respectively. The Company completed its first US securitization in March of 1995 and its first UK securitization in March of 1996. The Company anticipates that it will continue to sell a substantial portion of its loans through securitizations with the balance sold in whole loan sales to institutional purchasers.

RESULTS OF OPERATIONS

Three Months Ended September 30, 1996 Compared to Three Months Ended September 30, 1995

    Total revenues increased $43.6 million or 296.6% to $58.3 million for the three months ended September 30, 1996 from $14.7 million for the comparable period in 1995. This increase was due primarily to higher gains on sale of loans resulting from the combined US and UK increased loan origination and purchase volume and volume of loans sold compared to the prior period and increased interest income resulting from higher average balances of loans held for sale, as well as increased interest income recognized on higher average balances of mortgage servicing receivables.

     Gain on sale of loans increased $33.5 million or 283.9% to $45.3 million for the three months ended September 30, 1996 from $11.8 million for the comparable period in 1995. This increase was due primarily to CSC-UK's gain on sale of loans of $21.3 million representing a 31.5% gain on the $67.6 million of loan sales during the period compared to gain on sale of loans of $3.9 million representing a 28.7% gain on the $13.6 million of loan sales during the comparable period in 1995. Additionally, the increase was due to the increased volume of US loan sales at lower average gains during the three months ended September 30, 1996 ($441.7 million of loan sales at a weighted average gain of 5.4% ($24.0 million) in the 1996 period as compared to $98.9 million of loan sales at a weighted average gain of 8.0% ($7.9 million) in the 1995 period). The lower average gain on sale of loans recognized during the three months ended September 30, 1996 was due primarily to the lower average margins from bulk purchases which began during the second quarter of 1996, as well as lower margins from correspondent wholesale loans.

    Mortgage origination income decreased $347,993 or 42.7% to $467,357 for the three months ended September 30, 1996 from $815,350 for the comparable period in 1995. This decrease was due primarily to lower average origination fees earned, partially offset by the increase in US loan origination and purchase volume to $469.1 million for the three months ended September 30, 1996 from $123.2 million for the comparable period in 1995. It is anticipated that the Company's domestic origination fees as a percentage of loans originated will continue to decrease in the future. Mortgage origination income as a percentage of total revenues decreased to 0.8% for the 1996 period from 5.5% for the comparable period in 1995.

    Interest income increased $6.0 million or 400.0% to $7.5 million for the three months ended September 30, 1996 from $1.5 million for the comparable period in 1995. This increase was due primarily to the increased balance of loans held for sale during the 1996 period resulting from the increased loan origination and purchase volume in excess of loans sold during the period, as well as income recognized on mortgage servicing receivables.

    Servicing income increased $834,703 or 395.9% to $1.0 million for the three months ended September 30, 1996 from $210,812 for the comparable period in 1995. This increased income was due primarily to an increase in the average balances of US loans serviced to $982.4 million for the three months ended September 30, 1996 from $164.3 million for the comparable period in 1995 and the increase in the average balances of UK loans serviced to $377.3 million for the period ending September 30, 1996 from $14.4 million for the comparable period in 1995.

    The Company did not record earnings from partnership interest for the three months ended September 30, 1996 as compared to $318,630 for the three months ended September 30, 1995. This was due to the conversion of Industry Mortgage Company, L.P. (including its successor, IMC Mortgage Company, "IMC") from partnership to corporate form. IMC completed a public offering of its common stock in June 1996. As a result of the offering, the Company's interest in IMC is no longer accounted for under the equity method of accounting, whereby the Company recognized its relative portion of the partnership's earnings as revenues, but rather as available-for-sale securities in accordance with SFAS No.115.

        Total expenses increased $26.6 million or 391.2% to $33.4 million for the three months ended September 30, 1996 from $6.8 million for the comparable period in 1995. This increase was due primarily to increased salaries, interest expense, selling expenses and operating expenses related to increased loan origination and purchase volume during the 1996 period. Total expenses as a percentage of total revenues increased to 57.3% for the three months ended September 30, 1996 from 46.3% for the comparable period in 1995. This increase was due primarily to the increased selling and commission costs for UK loan originations. During the three months ended September 30, 1996, amortization of goodwill related to the UK Acquisition, the J&J Acquisition and the Heritable Acquisition totaled $1.3 million.

    Salaries and employee benefits increased $7.0 million or 189.2% to $10.7 million for the three months ended September 30, 1996 from $3.7 million for the comparable period in 1995. This increase was due primarily to increased staffing levels to 526 US employees at September 30, 1996 compared to 220 US employees for the comparable period in 1995 and the increased staffing levels associated with the UK operations (278 UK employees at September 30, 1996 compared to 54 UK employees for the comparable period in 1995) resulting from the growth in loan origination and purchase volume and geographic expansion, increased loans serviced, as well as the J&J Acquisition and the Heritable Acquisition.

    Interest expense increased $4.6 million or 483.7%, to $5.5 million for the three months ended September 30, 1996 from $947,479 for the comparable period in 1995. This increase was due primarily to the interest costs associated with the $143.8 million of Convertible Debentures issued during the second quarter of 1996, as well as an increased balance of loans held pending sale during the three months ended September 30, 1996 resulting from the increased loan origination and purchase volume during the period.

    Other expenses increased $13.6 million or 618.2% to $15.8 million for the three months ended September 30, 1996 from $2.2 million for the comparable period in 1995. This increase was due primarily to increased selling costs of $8.8 million or 1,701.2% to $9.3 million for the three months ended September 30, 1996 from $518,673 for the comparable period in 1995, as a result of increased selling and commission costs for UK loan originations, and increased professional fees, travel and entertainment and occupancy costs incurred to support the increased loan origination and purchase volume.

     Net earnings increased $10.6 million or 278.9% to $14.4 million for the three months ended September 30, 1996 from $3.8 million for the comparable period in 1995. The growth in net earnings was due primarily to the increased revenues resulting from an increase in US and UK loan origination and purchase volume and volume of loans sold during the three months ended September 30, 1996.

Nine Months Ended September 30, 1996 Compared to Nine Months Ended September 30, 1995

    Total revenues increased $94.7 million or 307.5% to $125.5 million for the nine months ended September 30, 1996 from $30.8 million for the comparable period in 1995. This increase was due primarily to higher gain on sale of loans resulting from the combined US and UK increased loan origination and purchase volume and volume of loans sold compared to the prior period and increased interest income resulting from higher average balances of loans held for sale, as well as increased interest income recognized on higher average balances of mortgage servicing receivables.

     Gain on sale of loans increased $74.8 million or 314.3% to $98.6 million for the nine months ended September 30, 1996 from $23.8 million for the comparable period in 1995. This increase was due primarily to CSC-UK's gain on sale of loans of $48.8 million representing a 35.8% gain on the $136.4 million of loan sales during the 1996 period compared to gain on sale of loans of $6.2 million representing a 29.1% gain on the $21.3 million of loan sales during the comparable period in 1995. Additionally, the increase was due to the increased volume of US loan sales at lower average gains ($898.4 million of loan sales at a weighted average gain of 5.5% ($49.8 million) in the 1996 period as compared to $232.5 million of loan sales at a weighted average gain of 7.6% ($17.6 million) in the 1995 period). The lower average gain on sale of loans recognized during the nine months ended September 30, 1996 was due primarily to the lower average margins from bulk purchases which began during the second quarter of 1996, lower margins from correspondent wholesale loans, as well as lower margins from changes in interest rates during the second quarter of 1996.

    Mortgage origination income increased $439,018 or 19.8% to $2.7 million for the nine months ended September 30, 1996 from $2.2 million for the comparable period in 1995. This increase was due primarily to (i) the increase in US loan origination and purchase volume to $925.8 million for the nine months ended September 30, 1996 from $271.7 million for the comparable period in 1995, and
(ii) the increase in UK loan origination and purchase volume to $377.0 million for the nine months ended September 30, 1996 from $21.3 million for the comparable period in 1995. It is anticipated that the Company's domestic origination fees as a percentage of loans originated will continue to decrease in the future. Mortgage origination income as a percentage of revenues decreased to 2.1% for the 1996 period from 7.2% for the comparable period in 1995.

    Interest income increased $13.3 million or 359.5% to $17.0 million for the nine months ended September 30, 1996 from $3.7 million for the comparable period in 1995. This increase was due primarily to the increased balance of loans held for sale during the 1996 period resulting from the increased loan origination and purchase volume in excess of loans sold during the period, as well as income recognized on mortgage servicing receivables.

    Servicing income increased $2.1 million or 675.9% to $2.4 million for the nine months ended September 30, 1996 from $309,500 for the comparable period in 1995. This increased income was due primarily to an increase in the average balances of US loans serviced to $661.4 million for the nine months ended September 30, 1996 from $139.1 million for the nine months ended September 30, 1995 and the increase in the average balances of UK loans serviced to $212.3 million for the 1996 period from $13.4 million for the 1995 period.

     Earnings from partnership interest decreased $489,621 or 65.3% to $260,000 for the nine months ended September 30, 1996 from $749,621 for the nine months ended September 30, 1995. This decrease was due primarily to lower earnings recognized from the equity interest in IMC during the nine months ended September 30, 1996. In June 1996, IMC converted from partnership to corporate form and effected a public offering of its common stock. As a result of the offering, the Company's interest in IMC is no longer accounted for under the equity method of accounting, whereby the Company recognized its relative portion of the partnership's earnings as revenues, but rather as available-for-sale securities in accordance with SFAS No. 115.

    Total expenses increased $49.6 million or 304.3% to $65.9 million for the nine months ended September 30, 1996 from $16.3 million for the comparable period in 1995. This increase was due primarily to increased salaries, selling expenses and operating expenses related to increased loan origination and purchase volume during the 1996 period. Total expenses as a percentage of total revenues decreased to 52.5% for the nine months ended September 30, 1996 from 52.9% for the comparable period in 1995.

During the nine months ended September 30, 1996, amortization of goodwill related to the UK Acquisition, the J&J Acquisition and the Heritable Acquisition totaled $2.5 million.

    Salaries and employee benefits increased $17.4 million or 220.3% to $25.3 million for the nine months ended September 30, 1996 from $7.9 million for the comparable period in 1995. This increase was due primarily to increased staffing levels to 526 US employees at September 30, 1996 compared to 220 US employees for the comparable period in 1995 and the increased staffing levels associated with the UK operations (278 UK employees at September 30, 1996 compared to 54 UK employees for the comparable period in 1995) resulting from the growth in loan origination and purchase volume and geographic expansion, increased loans serviced, as well as the J&J Acquisition and the Heritable Acquisition.

    Interest expense increased $9.1 million or 325.0%, to $11.9 million for the nine months ended September 30, 1996 from $2.8 million for the comparable period in 1995. This increase was due primarily to the interest costs associated with the $143.8 million of Convertible Debentures issued during the second quarter of 1996, as well as an increased balance of loans held pending sale during the nine months ended September 30, 1996 resulting from the increased loan origination and purchase volume during the period.

        Other expenses increased $20.5 million or 359.6% to $26.2 million for the nine months ended September 30, 1996 from $5.7 million for the comparable period in 1995. This increase was due primarily to increased selling costs of $12.4 million or 953.8% to $13.7 million for the nine months ended September 30, 1996 from $1.3 million for the comparable period in 1995 as a result of increased selling and commission costs for UK loan originations and increased professional fees, travel and entertainment and occupancy costs incurred to support the increased loan origination and purchase volume.

     Net earnings increased $27.6 million or 383.3% to $34.8 million for the nine months ended September 30, 1996 from $7.2 million for the comparable period in 1995. This growth in net earnings was due primarily to increased revenues resulting from an increase in US and UK loan origination and purchase volume and volume of loans sold during the nine months ended September 30, 1996 as the Company expanded its geographic base to 40 states and the District of Columbia and further penetrated existing markets.

FINANCIAL CONDITION

September 30, 1996 Compared to December 31, 1995

     Cash and cash equivalents increased $1.1 million or 30.6% to $4.7 million at September 30, 1996 from $3.6 million at December 31, 1995.

        Prepaid commitment fees were recorded as an asset at March 31, 1996 as a result of the UK Greenwich Facility entered into by CSC-UK and Greenwich International Ltd., a subsidiary of Greenwich Capital Markets, Inc. (referred to herein, including any subsidiaries as "Greenwich") in March 1996, to be amortized over the 20-year life of the UK Greenwhich Facility. The balance at September 30, 1996 was $36.5 million. There was no corresponding asset at December 31, 1995.

     Available-for-sale securities in the amount of $14.0 million were recorded as an asset at September 30, 1996 as a result of the Company's equity interest in IMC. Prior to June 1996, the Company had recorded a 9.1% limited partnership interest in IMC. At December 31, 1995, the Company's investment in partnerships was $758,315 and was recorded as other assets. In June 1996, IMC converted into corporate form and effected a public offering of common stock. As a result of the offering, the Company's interest in IMC is no longer accounted for under the equity method of accounting, whereby the Company recognized its relative portion of the partnership earnings as revenues, but rather as available-for-sale securities in accordance with SFAS No. 115. Available-for-sale securities are reported on the Company's statement of financial condition at fair market value with any corresponding change in value reported as an unrealized gain or loss (if assessed to be temporary) as an element of stockholders' equity after giving effect for taxes.

     Mortgage servicing receivables increased $142.3 million or 578.5% to $166.9 million at September 30, 1996 from $24.6 million at December 31, 1995. This increase was due primarily to the $50.9 million of mortgage servicing receivables recorded as a result of the J&J Acquisition and the Heritable Acquisition and the $107.5 million recognized as a result of the increase of loan sales with servicing retained, partially offset by amortization expenses.

     Trading securities increased $63.9 million or 409.6% to $79.5 million at September 30, 1996 from $15.6 million at December 31, 1995. This increase was due to the $109.7 million, $252.0 million, and $396.4 million of US securitizations completed during the first nine months of 1996.

     Mortgage loans held for sale, net increased $59.8 million or 80.9% to $133.7 million at September 30, 1996 from $73.9 million at December 31, 1995. This increase was due primarily to the volume of US loans originated exceeding loan sale volume in the first nine months of 1996 and loans acquired as part of the Heritable Acquisition which were not yet sold.

    Mortgage loans held for investment, net increased $4.4 million or 440.0% to $5.4 million at September 30, 1996 from $1.0 million at December 31, 1995. This increase was due primarily to the Company's increased loan origination and purchase volume and the inclusion of $2.8 million of mortgages held for investment by CSC-UK. As a percentage of total assets, mortgage loans held for investment increased to 1.0% at September 30, 1996 from 0.7% at December 31, 1995.

    Goodwill and other intangibles, net of amortization, increased $28.6 million or 148.2% to $47.9 million at September 30, 1996 from $19.3 million at December 31, 1995. This increase was due primarily to the goodwill recorded in connection with the J&J Acquisition and the Heritable Acquisition of $5.2 million and 25.4 million, respectively, offset by $2.5 million of amortization during the period.

     Other assets increased $40.7 million or 635.9% to $47.1 million at September 30, 1996 from $6.4 million at December 31, 1995. This increase was due primarily to the inclusion at September 30, 1996 of subwarehouse loan receivables of $19.6 million, deferred costs of $4.4 million related to the issuance of the Convertible Debentures, CSC-UK receivables related to loan sales to Greenwich of approximately $12.4 million and other assets of CSC-UK of $3.6 million.

    Warehouse financing facilities outstanding increased $27.9 million or 37.2% to $102.8 million at September 30, 1996 from $74.9 million at December 31, 1995. This increase was due primarily to the increased origination and purchase volume in excess of the volume of loans sold as reflected in the increase in mortgages held for sale, net.

    Accounts payable and other liabilities increased $37.0 million or 225.6% to $53.4 million at September 30, 1996 from $16.4 million at December 31, 1995. This increase was due primarily to the inclusion of CSC-UK and increased escrow balances associated with the increased loan servicing portfolio.

    Allowance for loan losses increased $13.5 million or 642.9% to $15.6 million at September 30, 1996 from $2.1 million at December 31, 1995 was due primarily to increased loans sold in the UK with servicing rights retained.

    Notes and loans payable totaled $68.0 million at September 30, 1996 representing the $38.0 million note payable recorded in connection with the UK Greenwich Facility and the $30.0 million term loan with the Bank of Boston.

    Stockholders' equity increased $55.9 million or 97.9% to $113.0 million at September 30, 1996 from $57.1 million at December 31, 1995. This increase was due primarily to net earnings of $34.8 million for the nine months ended September 30, 1996 and stock issued in connection with the J&J Acquisition and Heritable Acquisition totaling $12.3 million, in addition to an $8.1 million unrealized gain on available-for-sale securities, net of taxes and a foreign currency translation adjustment of $275,750.

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

     Adequate credit facilities and other sources of funding, including the ability of the Company to sell loans, are essential to the continuation of the Company's ability to originate and purchase loans. As a result of increased loan origination and purchase volume and its growing securitization program, the Company has operated, and expects to continue to operate, on a negative cash flow basis. During the nine month periods ended September 30, 1996 and 1995, the Company used operating cash of $98.3 million and $44.9 million, respectively. Additionally, during the same periods, the Company used $111.7 million and $561,269, respectively, in investing activities, primarily to fund the Company's acquisitions of J&J and Heritable in the 1996 period. The Company's sale of loans through securitizations results in a gain on sale recognized by the Company. The recognition of this gain on sale has a negative impact on the cash flow of the Company because significant costs are incurred upon closing of the transactions giving rise to such gain and the Company is required to pay income taxes on the gain on sale of loans through securitizations in the period recognized, although the Company does not receive the cash representing the gain until later periods as the related loans are repaid or otherwise collected. During the same periods, the Company received cash from financing activities of $211.1 million and $46.6 million, respectively. The Company borrows funds on a short-term basis to support the accumulation of loans prior to sale. These short-term borrowings are made under a warehouse line of credit with a group of banks for which CoreStates Bank, N.A. ("CoreStates") serves as agent (the "Warehouse Facility"). Pursuant to the Warehouse Facility, the Company has available a secured revolving credit line of $72.0 million to finance the Company's origination or purchase of loans pending sale to investors or to hold certain loans in its own portfolio (the "Revolving Credit Line"). The Revolving Credit Line is settled on a revolving basis in conjunction with ongoing loan sales and bears interest at a variable rate (7.46% at September 30, 1996) based on (i) 25 basis points over the higher of either the prime rate or the federal funds rate plus 50 basis points or (ii) LIBOR (A) divided by the result of one minus the stated maximum rate at which reserves are required to be maintained by Federal Reserve System member banks, plus (B) 175 basis points, as periodically elected by the Company. The outstanding balance of this portion of the Warehouse Facility was $71.8 million at September 30, 1996. The Revolving Credit Line extends through June 1997. In addition, the Warehouse Facility provided for a secured revolving working capital credit line of up to $3.0 million to be used by the Company for general corporate purposes (the "Working Capital Credit Line"). The Working Capital Credit Line operated as a revolving facility. The Working Capital Credit Line bore interest at a variable rate (9.3% at September 30, 1996) based on 100 basis points over the higher of either the prime rate or the federal funds rate plus 50 basis points. The outstanding balance under the Working Capital Credit Line at September 30, 1996 was $3.0 million. The Working Capital Credit Line was terminated on November 12, 1996.

        The Warehouse Facility also permits the Company to use up to 20.0% of the Revolving Credit Line to provide subwarehouse lines of credit to certain loan correspondents from whom the Company purchases loans. In July 1995, the Company began lending funds on a short-term basis to assist in the funding of loans originated by certain of the Company's loan correspondents. Each borrowing under these subwarehouse credit lines has a term of not more than 30 days. The Company requires personal guarantees of the credit line from the principals of the related loan correspondents. At September 30, 1996, the aggregate balance of loans outstanding under this program was $19.6 million (including self-funded loans), with applications pending for additional $12.7 million of loans.

     The Company has a $50.0 million loan purchase agreement (the "US Purchase Facility") with ContiTrade Services Corporation ("ContiTrade") whereby the Company originates and then sells loans and retains the rights to repurchase loans at a future date for whole loan sales to institutional investors or for sales through securitizations. The US Purchase Facility extends through June 1999. The aggregate principal balance of loans sold to and retained by ContiTrade at September 30, 1996 under the US Purchase Facility was $3.7 million. The Company also has a standby financing arrangement with ContiTrade (the "Standby Facility") whereby ContiTrade provides the Company a $10.0 million line of credit which is secured by the interest-only and residual certificates the Company receives upon loan sales through securitizations. As of September 30, 1996, the Company had $2.0 million available under the Standby Facility. The Standby Facility bears interest at a variable rate based on LIBOR plus 200 basis points (7.4% at September 30, 1996) and the agreement extends through June 1999.

     In June 1996, the Company entered into a purchase and sale agreement with Greenwich, effective as of February 2, 1996 (the "US Greenwich Facility"), with respect to mortgage loans originated or purchased by the Company in the US. Pursuant to the US Greenwich Facility, the Company sells loans to Greenwich for subsequent inclusion in securitizations. In addition, the Company is advanced amounts based on a percentage of the principal balance of the loans sold to Greenwich. Advanced amounts outstanding under this facility bear interest at a rate of LIBOR plus 175 basis points (7.19% at September 30, 1996). The US Greenwich Facility expires on the earlier to occur of $1.0 billion in loans sold into the facility or February 2, 1998. The Company had approximately $142.3 million available under the facility at September 30, 1996. The Company retains servicing rights on all loans sold into the US Greenwich Facility.

     In March 1996, CSC-UK and Greenwich entered into a mortgage loan purchase agreement effective as of January 1, 1996 (the "UK Greenwich Facility") that includes a working capital facility with respect to the funding of variable rate, residential mortgage loans originated or purchased by CSC-UK in the UK and terminated a previous facility with Greenwich. Pursuant to the UK Greenwich Facility and with certain exceptions, CSC-UK sells all of the loans it originates to Greenwich which must buy such loans. CSC-UK and/or Greenwich will subsequently resell these loans through whole loan sales or securitizations. The UK Greenwich Facility includes a working capital facility pursuant to which CSC-UK is advanced amounts based on a percentage of the principal balance of loans originated or purchased by CSC-UK and sold to Greenwich, which advance may not exceed (pound)10.0 million in the aggregate outstanding at any time. Outstanding amounts under this working capital facility bear interest at a rate of LIBOR plus 255 basis points (8.46% at September 30, 1996). The outstanding balance under this working capital facility was (Pound sterling)9.9 million ($15.5 million) at September 30, 1996. This agreement expires on December 31, 2000 with respect to the working capital facility and on December 31, 2015 with respect to the loan purchase agreement. Both CSC-UK and Greenwich are prohibited from entering into substantially similar transactions with other parties. CSC-UK agreed to pay a fee to Greenwich in connection with the UK Greenwich Facility in the aggregate amount of $38.0 million, evidenced by two notes bearing interest at a rate of 6.2%, payable, respectively, in amounts of $13.0 million on December 15, 1996 and $25.0 million on December 15, 1997. Such fee is amortized over the life of the UK Greenwich Facility.

    In May 1996, the Company issued Convertible Debentures in the aggregate principal amount of $143.8 million. Proceeds from the Convertible Debentures were used to repay the indebtedness incurred in connection with the J&J Acquisition, to finance the Heritable Acquisition and for general corporate purposes.

    In June 1996, the Company entered into a $30.0 million term loan with the Bank of Boston to fund loan originations and purchases and working capital needs, secured by first and second liens on the interest-only and residual certificates the Company receives upon loan sales through securitizations. At September 30, 1996, the outstanding balance of the term loan was $30.0 million. The term loan bore interest at a rate of 11.0% per annum. In October 1996, the Company terminated the agreement and repaid all amounts outstanding under this loan with proceeds from the Senior Secured Facility.

    The Company also has a loan and security agreement with CoreStates whereby CoreStates agrees to lend the Company up to $10.0 million to fund loan originations and purchases. Borrowings under the agreement bear interest at the prime rate plus 25 basis points (8.5% at September 30, 1996) and are due upon demand. The agreement terminates on June 30, 1997. The outstanding balance under the loan and security agreement was $9.9 million at September 30, 1996.

    In October 1996, the Company entered into a $100.0 million Senior Secured Facility with a group of lenders for which CIBC serves as agent. The Senior Secured Facility terminates on October 30, 1998, and carries an initial interest rate of 11.0%, increasing 0.5% on the first day of each quarter commencing July 1, 1997 up to a maximum of 15.0%. The Company initially drew down $50.0 million which was used to repay the $30.0 million term note with the Bank of Boston, fund loan originations and for general corporate purposes.

    In October 1996, the Company entered into a $5.0 million unsecured revolving credit facility with the Bank of Boston. Advances under the line of credit are due on October 24, 1997 and bear interest at the Bank of Boston's Base Rate plus 50 basis points. As of November 15, 1996, the outstanding balance of the unsecured revolving credit facility was $5.0 million.

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

     The Company anticipates that it will need to arrange for additional cash resources during the first six months of 1997 through additional debt or equity financing or additional bank borrowings. The Company has no commitments for additional bank borrowings or additional debt or equity financing, and there can be no assurance that the Company will be successful in consummating any such financing transaction in the future on terms the Company would consider to be favorable.

     All references herein to "$" are to United States dollars; all references to "(Pound sterling)" are to British Pounds Sterling. Unless otherwise specified, translation of amounts from British Pounds Sterling to United States dollars for the convenience of the reader has been made herein at (Pound sterling)1.00 = $1.56.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      The Company is a party to various routine legal proceedings arising out of the ordinary course of its business. Management believes that none of these actions, individually or in the aggregate, will have a material adverse effect on the results of operations or financial condition of the Company.

ITEM 2.  CHANGES IN SECURITIES

    On July 1, 1996, a 100% stock dividend was paid to stockholders of record on June 24, 1996.

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

         10.9 Employment Agreement, dated as of July 1, 1995, between CSC and Jonah L. Goldstein, incorporated by reference to Exhibit
                  10.10 to the Company's Registration Statement on Form S-1 as declared effective by the Commission on December 20, 1995.

         10.10 Master Agreement for Sale and Purchase of Mortgages, dated as of July 1, 1993, between CSC and Industry Mortgage Company L.P., incorporated by reference to Exhibit 10.12 to the Company's Registration Statement on Form S-1 as declared effective by the Commission on December 20, 1995.

         10.11 Master Agreement for Sale and Purchase of Mortgage Loans, dated as of March 11, 1994, between CSC and The First National Bank of Boston, incorporated by reference to Exhibit 10.13 to the Company's Registration Statement on Form S-1 as declared effective by the Commission on December 20, 1995.

         10.12 ContiMortgage Wholesale Second Mortgage Program Master Agreement for Sale and Purchase of Mortgages, dated as of August 23, 1991, between CSC and ContiMortgage Corporation, as amended by the First Amendment to Master Agreement for Purchase and Sale, dated as of November 22, 1993, by the Second Amendment to Master Agreement for Purchase and Sale, dated as of January 28, 1994 and by the Third Amendment, dated as of November 9, 1994, incorporated by reference to Exhibit
                  10.14 to the Company's Registration Statement on Form S-1 as declared effective by the Commission on December 20, 1995.

         10.13 Standby Financing and Investment Banking Services Agreement, dated as of June 24, 1994, between CSC and ContiTrade, incorporated by reference to Exhibit 10.15 to the Company's Registration Statement on Form S-1 as declared effective by the Commission on December 20, 1995.

         10.14 Ongoing Agreement of Purchase and Sale of Mortgage Loans, dated as of November 12, 1993, between CSC and NationsCredit Financial Services Corporation of America, incorporated by reference to Exhibit 10.16 to the Company's Registration Statement on Form S-1 as declared effective by the Commission on December 20, 1995.

         10.15 Letter agreement, dated as of December 15, 1994, from NationsCredit Corporation and CSC, incorporated by reference to Exhibit 10.17 to the Company's Registration Statement on Form S-1 as declared effective by the Commission on December 20, 1995.

         10.16 Promissory Note, dated as of December 9, 1993, between CSC and Center Capital Corporation, incorporated by reference to
                  Exhibit 10.18 to the Company's Registration Statement on Form S-1 as declared effective by the Commission on December 20, 1995.

         10.17 Revolving Credit, Security, and Term Loan Agreement, dated as of June 30, 1995 among CSC, the Company, CoreStates Bank, N.A., Harris Trust and Savings Bank, NBD Bank and NatWest Bank N.A., as amended by Amendment No. 1 to the Revolving Credit Agreement, dated as of August 30, 1995, incorporated by reference to Exhibit 10.19 to the Company's Registration Statement on Form S-1 as declared effective by the Commission on December 20, 1995.

         10.18 The Company's 1995 Stock Option Plan, incorporated by reference to Exhibit 10.20 to the Company's Registration Statement on Form S-1 as declared effective by the Commission on December 20, 1995.

         10.19 The Company's 1995 Non-Employee Directors Stock Option Plan, incorporated by reference to Exhibit 10.21 to the Company's Registration Statement on Form S-1 as declared effective by the Commission on December 20, 1995.

         10.20 Pooling and Servicing Agreement, dated as of March 10, 1995, among CSC, ContiTrade and Chemical Bank, incorporated by reference to Exhibit 10.22 to the Company's Registration Statement on Form S-1 as declared effective by the Commission on December 20, 1995.

         10.21 Indemnification Agreement, dated as of March 30, 1995, among CSC, ContiTrade and Municipal Bond Investors Assurance Corporation, incorporated by reference to Exhibit 10.23 to the Company's Registration Statement on Form S-1 as declared effective by the Commission on December 20, 1995.

         10.22 Insurance Agreement, dated as of March 10, 1995, among CSC, Chemical Bank and Municipal Bond Investors Assurance Corporation, incorporated by reference to Exhibit 10.24 to the Company's Registration Statement on Form S-1 as declared effective by the Commission on December 20, 1995.

         10.23 Purchase Price Letter, dated as of March 30, 1995, between CSC and ContiTrade, incorporated by reference to Exhibit 10.25 to the Company's Registration Statement on Form S-1 as declared effective by the Commission on December 20, 1995.

         10.24 Pooling and Servicing Agreement, dated as of July 31, 1995, between CSC and Harris Trust and Savings Bank, incorporated by reference to Exhibit 10.26 to the Company's Registration Statement on Form S-1 as declared effective by the Commission on December 20, 1995.

         10.25 Indemnification Agreement, dated as of August 24, 1995, between CSC, ContiFinancial Services Corporation and Financial Security Assurance Inc., incorporated by reference to Exhibit
                  10.27 to the Company's Registration Statement on Form S-1 as declared effective by the Commission on December 20, 1995.

         10.26 Insurance and Indemnity Agreement, dated as of July 31, 1995, between CSC and Financial Security Assurance Inc., incorporated by reference to Exhibit 10.28 to the Company's Registration Statement on Form S-1, as amended as declared effective by the Commission on December 20, 1995.

         10.27+ Mortgage Loan Purchase Agreement, dated as of May 26, 1995, between CSC-UK and Greenwich, incorporated by reference to
                  Exhibit 10.29 to the Company's Registration Statement on Form S-1 as declared effective by the Commission on December 20, 1995.

         10.28+ Letter, dated as of May 26, 1995, from Greenwich to CSC-UK regarding purchase commitment with respect to first and second mortgage loans located in the United Kingdom, incorporated by reference to Exhibit 10.30 to the Company's Registration Statement on Form S-1 as declared effective by the Commission on December 20, 1995.

         10.29+ Servicing Agreement, dated as of May 26, 1995, among CSC-UK, City Mortgage Servicing Limited and Greenwich, incorporated by reference to Exhibit 10.31 to the Company's Registration Statement on Form S-1 as declared effective by the Commission on December 20, 1995.

         10.30 Stock Purchase Agreement, dated as of September 29, 1995, among the Company, David Steene, Martin Brand and Gerald Epstein, incorporated by reference to Exhibit 10.32 to the Company's Registration Statement on Form S-1 as declared effective by the Commission on December 20, 1995.

         10.31 Service Agreement, dated as of April 5, 1995, between CSC-UK and David Steene, incorporated by reference to Exhibit 10.33 to the Company's Registration Statement on Form S-1 as declared effective by the Commission on December 20, 1995.

         10.32 Service Agreement, dated as of April 5, 1995, between CSC-UK and Martin Brand, incorporated by reference to Exhibit 10.34 to the Company's Registration Statement on Form S-1 as declared effective by the Commission on December 20, 1995.

         10.33 Service Agreement, dated as of April 5, 1995, between CSC-UK and Gerald Epstein, incorporated by reference to Exhibit 10.35 to the Company's Registration Statement on Form S-1 as declared effective by the Commission on December 20, 1995.

         10.34 Agreement, dated as of May 1, 1995, between CSC-UK and J.L.B. Equities, Inc., incorporated by reference to Exhibit 10.36 to the Company's Registration Statement on Form S-1 as declared effective by the Commission on December 20, 1995.

         10.35 Lease, dated as of August 2, 1995, among The Standard Life Assurance Company, City Mortgage Servicing Limited and CSC-UK, incorporated by reference to Exhibit 10.37 to the Company's Registration Statement on Form S-1 as declared effective by the Commission on December 20, 1995.

         10.36 Pooling and Servicing Agreement, dated as of November 27, 1995, among CSC, ContiTrade Services L.L.C. and Harris Trust and Savings Bank, incorporated by reference to Exhibit 10.40 to the Company's Registration Statement on Form S-1 as declared effective by the Commission on December 20, 1995.

         10.37 Insurance and Indemnity Agreement, dated as of November 27, 1995, between CSC and Financial Security Assurance Inc., incorporated by reference to Exhibit 10.41 to the Company's Registration Statement on Form S-1 as declared effective by the Commission on December 20, 1995.

         10.38 Indemnification Agreement, dated as of December 6, 1995, among CSC, Financial Security Assurance Inc. and ContiFinancial Services Corporation, incorporated by reference to Exhibit
                  10.42 to the Company's Registration Statement on Form S-1 as declared effective by the Commission on December 20, 1995.

         10.39 Purchase Price Letter, dated as of December 6, 1995, between CSC and ContiTrade Services L.L.C., incorporated by reference to Exhibit 10.43 to the Company's Registration Statement on Form S-1 as declared effective by the Commission on December 20, 1995.

         10.40 Stock Option Agreement, dated as of March 6, 1996, by and among the Company, CSC-UK and Messrs. Jaye and Johnson, incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed with the Commission on March 14, 1996.

         10.41 Asset Purchase Agreement, dated March 6, 1996, by and among CSC-UK, J&J, UK Credit Corporation Limited ("UK Credit") and certain shareholders of UK Credit, incorporated by reference to Exhibit 2.2 to the Company's Current Report on Form 8-K filed with the Commission on March 14, 1996.

         10.42+ Letter Agreement, dated as of March 28, 1996, from Greenwich International, Ltd. to CSC-UK regarding purchase commitment with respect to first and second mortgage loans located in the United Kingdom, incorporated by reference to Exhibit 10.46 to the Company's Annual Report on Form 10-K/A filed with the Commission on November 4, 1996.

         10.43 Letter Agreement, dated March 28, 1996, between Greenwich and CSC-UK regarding termination of prior agreement, incorporated by reference to Exhibit 10.46 to the Company's Annual Report on Form 10-K filed with the Commission on April 1, 1996.

         10.44 Subscription Agreement, dated April 26, 1996, among the Company, NatWest Securities Limited, Bear, Stearns & Co. Inc., CIBC Wood Gundy Securities Corp. and Wasserstein Perella Securities, Inc., incorporated by reference to Exhibit 10.48 to the Company's Quarterly Report on Form 10-Q filed with the Commission on May 15, 1996.

         10.45 Agreement for the Sale and Purchase of the Entire Issued Share Capital of Heritable Group Limited, dated June 14, 1996, incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed with the Commission on June 28, 1996.

         10.46 Service Deed, dated as of April 23, 1996, between J&J and Michael Robin Jaye, incorporated by reference to Exhibit 10.50 to the Company's Quarterly Report on Form 10-Q filed with the Commission on August 14, 1996.

         10.47 Service Deed, dated as of April 23, 1996, between J&J and Alec David Johnson, incorporated by reference to Exhibit 10.51 to the Company's Quarterly Report on Form 10-Q filed with the Commission on August 14, 1996.

         10.48 Third Amendment to Lease, dated as of April 17, 1996, between CSC and Taxter Park Associates, incorporated by reference to
                  Exhibit 10.53 to the Company's Quarterly Report on Form 10-Q filed with the Commission on August 14, 1996.

         10.49 Lease, dated as of April 18, 1996, among The Standard Life Assurance Company, City Mortgage Servicing Limited and CSC-UK, incorporated by reference to Exhibit 10.54 to the Company's Quarterly Report on Form 10-Q filed with the Commission on August 14, 1996.

         10.50 Purchase and Sale Agreement, dated June 20, 1996 and effective as of February 2, 1996, between CSC and Greenwich Capital Financial Products, Inc., incorporated by reference to Exhibit
                  10.55 to the Company's Quarterly Report on Form 10-Q filed with the Commission on August 14, 1996.

         10.51 Lease Agreement, dated as of July 7, 1996, between CSC and Robert Martin Company, incorporated by reference to Exhibit
                  10.56 to the Company's Quarterly Report on Form 10-Q filed with the Commission on August 14, 1996.

         10.52 Loan Agreement, dated as of August 6, 1996, between CSC and CoreStates, incorporated by reference to Exhibit 10.57 to the Company's Registration Statement on Form S-1 filed with the Commission on September 4, 1996.

         10.53 Employment Agreement, dated as of January 1, 1996, between CSC and Tim S. Ledwick, incorporated by reference to Exhibit 10.58 to the Company's Registration Statement on Form S-1 filed with the Commission on September 4, 1996.

         10.54 Employment Agreement, dated as of February 1, 1996, between CSC and Robert J. Blackwell, incorporated by reference to
                  Exhibit 10.59 to the Company's Registration Statement on Form S-1 filed with the Commission on September 4, 1996.

         10.55 Pooling and Servicing Agreement, dated March 22, 1996, among CSC, Financial Asset Securities Corp. and Harris Trust and Savings Bank, filed as an exhibit in Registration Statement 33-99018.

         10.56 Pooling and Servicing Agreement, dated June 21, 1996, among CSC, Financial Asset Securities Corp. and Harris Trust and Savings Bank, filed as an exhibit in Registration Statement 33-99018.

         10.57 Pooling and Servicing Agreement, dated August 23, 1996, among CSC, Financial Asset Securities Corp. and Harris Trust and Savings Bank, filed as an exhibit in Registration Statement 333-10273.

         10.58 Amendment No. 1 dated as of August 30, 1996, to the Purchase and Sale Agreement, dated as of February 2, 1996, between CSC and Greenwich Capital Financial Products, Inc., incorporated by reference to Exhibit 10.63 to Amendment No. 1 to the Company's Registration Statement on Form S-1 filed with the Commission on September 27, 1996.

         10.59* Commitment Letter, dated July 30, 1996, between CSC and Walsh Securities, Inc.

         10.60* Senior Secured Credit Agreement, dated October 30, 1996, among the Company and CIBC Wood Gundy Securities Corp. and the lenders named therein.

         10.61* Commitment Letter and related Promissory Note and Guaranty, each dated October 31, 1996, among the First National Bank of Boston, the Company and CSC.

         10.62* Amendment No. 2 dated as of October 30, 1996 to the Purchase and Sale Agreement, dated as of February 2, 1996, as amended between CSC and Greenwich Capital Financial Products, Inc.

         11.1*    Computation of Earnings Per Share

         27.1*    Financial Data Schedule

  ---------------
*   Filed herewith
+   Confidential treatment granted with respect to certain provisions

(b)  Reports on Form 8-K:

1. Form 8-K/A dated August 28, 1996, Form 8-K/A dated September 11, 1996 and Form 8-K/A dated September 26, 1996 amending Form 8-K dated June 28, 1996 reporting the Company's acquisition of Heritable.

2. Form 8-K/A dated September 26, 1996 amending Form 8-K dated May 2, 1996 reporting the Company's acquisition of J&J.

3. Form 8-K dated September 26, 1996 revising the Company's results for the six months and three months ended June 30, 1996.

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