Form 10-K/A
period 1995-12-31
CITYSCAPE FINANCIAL CORP
filed 1997-01-30
CIK 866253

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-K/A
                                (AMENDMENT NO. 2)


  X      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 1995

___      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
         EXCHANGE ACT

                         COMMISSION FILE NUMBER: 0-27314

                            CITYSCAPE FINANCIAL CORP.
             (Exact name of registrant as specified in its charter)

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

        Securities registered pursuant to Section 12 (b) of the Act: None

Securities registered pursuant to Section 12 (g) of the Act: Common Stock, par value $0.01 per share.

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ].

As of March 15, 1996, the aggregate market value of the registrant's Common Stock held by nonaffiliates of the registrant was $128,911,623 based on the closing sales price of the registrant's Common Stock as reported on the Nasdaq National Market. For purposes of this calculation, shares owned by officers, directors and 5% stockholders known to the registrant have been deemed to be owned by affiliates. As of March 15, 1996, the number of shares of the registrant's Common Stock outstanding was 14,472,128 and there were no shares of the registrant's Preferred Stock outstanding.


DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on June 12, 1996 (the "Proxy Statement"), which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the registrant's fiscal year ended December 31, 1995 ("Fiscal 1995") are incorporated herein as provided in Part III.

                                     PART 1
ITEM 1. BUSINESS

GENERAL

  Cityscape Financial Corp. (the "Company") is a consumer finance company engaged in the business of originating, purchasing, selling and servicing mortgage loans secured primarily by one- to four-family residences. The majority of the Company's loans are made to owners of single family residences who use the loan proceeds for such purposes as debt consolidation and financing of home improvements and educational expenditures, among others. Through its wholly owned subsidiary Cityscape Corp. ("CSC"), the Company is licensed or registered to do business in 35 states and the District of Columbia. Through its indirect wholly owned subsidiary City Mortgage Corporation Limited ("CSC-UK"), the Company originates, sells and services mortgage loans in England, Scotland and Wales.


  The Company was incorporated under the laws of the State of Delaware in December 1988 and was formerly named Mandi of Essex, Ltd. CSC, the Company's principal operating subsidiary, was incorporated under the laws of the State of New York in March 1985. On April 27, 1994, the Company acquired all of the capital stock of CSC in an acquisition in which the shareholders of CSC acquired beneficial ownership of approximately 92% of the Company's common stock. In connection with the acquisition of CSC, the Company changed its name to Cityscape Financial Corp. From the date of its formation through the date of the acquisition of CSC, the Company's activities were limited to (i) the sale of initial shares in connection with its organization, (ii) a registered public offering of securities and (iii) the pursuit of a combination, by merger or acquisition.



  In January 1994, CSC acquired Astrum Funding Corp. ("Astrum") which had operated as a mortgage banker in 11 states. In May 1995, the Company and three principals of a privately held United Kingdom-based mortgage banker formed a company organized under English law, CSC-UK. CSC-UK operates in the United Kingdom (excluding Northern Ireland, the "UK"), and lends to individuals who are generally unable to obtain mortgage financing from conventional mortgage sources in the UK such as banks and building societies ("Conventional UK Lenders") because of impaired or unsubstantiated credit histories and/or unverifiable income (for example, because they are self-employed). On September 29, 1995, the Company entered into an agreement with the three other shareholders of CSC-UK to acquire the remaining 50% interest in CSC-UK not then owned by the Company through the issuance of 1.8 million shares of the Company's Common Stock valued at $21.6 million (the "UK Acquisition"). The UK Acquisition was completed as of September 30, 1995 and CSC now holds 100% of the stock of CSC-UK. The Company also owns a 9.1% limited partner interest in Industry Mortgage Company, LP, a Delaware limited partnership ("IMC"). IMC originates, purchases, sells and services mortgage loans that are secured primarily by one- to four-family residences.


  In March 1996, the Company and CSC-UK entered into a definitive agreement pursuant to which CSC-UK will purchase all of the outstanding stock of J&J Securities Limited ("J&J") in exchange for (pound)15.0 million and 274,000 shares of Common Stock (the "J&J Acquisition"). J&J is a mortgage banker engaged in the same line of business as CSC-UK. The J&J Acquisition is scheduled to close prior to May 30, 1996, but there can be no assurance that the transaction will be consummated as of that date, if at all.

  The Company's principal executive office and mailing address is 565 Taxter Road, Elmsford, New York 10523-5200 and its telephone number is (914) 592-6677.

  Unless otherwise specified, all references herein to "$" are to United States dollars; all references to "(pound)" are to British Pounds Sterling. Unless otherwise specified, translation of amounts from British Pounds Sterling to United States dollars for the convenience of the reader has been made herein at the noon buying rate in New York City for cable transfers in foreign currencies as certified for customs purposes by the Federal Reserve Bank of New York (the "Noon Buying Rate") on December 31, 1995 of (pound-sterling )1.00 = $1.55. No representation is made that the British Pound Sterling amounts could have been, or could be, converted into United States dollars at that rate or at any other rate. In the event of changes in the official rate, the amounts shown in the convenience translations would change proportionately.

US Overview

  In the US market, the Company focuses on lending to individuals who are unable or unwilling to obtain mortgage financing from conventional mortgage sources such as thrift institutions and commercial banks. These conventional lending sources, as compared to the Company, generally impose stringent and inflexible loan underwriting guidelines and require a longer period of time to approve and fund loans. The Company's customers are individuals who often have impaired or unsubstantiated credit histories and/or unverifiable income (for example, because they are self-employed) and require or seek a high degree of personalized service and prompt response to their loan applications. As a result, the Company's customers generally are not averse to paying the higher interest rates that the Company charges for its loan programs as compared to the interest rates charged by conventional lending sources. In addition, the Company also has a Wholesale Loan Acquisition Program whereby it purchases loans on a wholesale basis from selected financial institutions and mortgage bankers.

  The majority of the Company's loan origination and purchase volume is currently originated through a network of approximately 500 independent mortgage brokers located in 35 states and the District of Columbia. The Company strives to process each loan application received from mortgage brokers as quickly as possible in accordance with the Company's loan application approval procedures. Accordingly, most loan applications receive preliminary decisions within 24 hours of receipt and are funded within 15-25 days of receipt of the loan application. The Company also purchases loans under its Wholesale Loan Acquisition Program from selected financial institutions and mortgage bankers, also known as loan correspondents. Under the Wholesale Loan Acquisition Program, loan correspondents originate loans in accordance with the Company's underwriting guidelines and the Company purchases such loans in the form of complete loan packages. In some cases, the Company provides its loan correspondents with subwarehousing arrangements to facilitate the funding of mortgage loans.

  During the year ended December 31, 1995, the Company increased its loan origination and purchase volume in the US 170.7% to approximately $417.9 million, an increase of $263.5 million over the Company's 1994 loan origination and purchase volume of $154.4 million. The Company's US loan originations and purchases during 1995 had an average initial principal balance of $69,550, a weighted average coupon of 11.9% and a weighted average initial loan-to-value ratio of 66.4%.

  The Company sells US loans primarily through securitizations and, to a lesser extent, through whole loan sales. Through 1994, the Company sold virtually all of its loan production in private placements to a variety of institutional purchasers. In 1995, however, the Company sold a majority of its loan production in private placements of mortgage-backed securities in securitizations. The Company intends to continue to sell loans primarily through securitizations and, subject to market conditions, through whole loan sales.

  In March 1995, the Company completed its first securitization involving a portfolio of approximately $50.0 million of loans secured by one- to four-family residences and in August and December of 1995, the Company completed its second and third securitizations involving portfolios of approximately $100.0 million and $85.0 million (including $23.8 million under a pre-funding commitment which had yet to be funded and has since been funded in full), respectively, of loans secured by one- to four-family residences and small mixed-use and multi-family properties. The Company also sold $209.0 million of its US loan production in private transactions to institutional investors.

UK Overview

  The Company commenced its UK operations in May 1995 with the formation of CSC-UK. In the UK market, the Company focuses on lending to individuals who are generally unable to obtain mortgage financing from Conventional UK Lenders because of impaired or unsubstantiated credit histories and/or unverifiable income. The Company believes that these borrowers are currently underserved in the UK due to a lack of participation by Conventional UK Lenders in this market segment. The withdrawal of Conventional UK Lenders was a function of economic difficulties experienced in the UK in the late 1980s which, in conjunction with poor underwriting practices, resulted in unacceptable losses for Conventional UK Lenders who made loans to these borrowers during that period. As a result of these losses and the negative effect on home prices that resulted from significant reduction in the deductibility of mortgage interest for UK personal income tax purposes (enacted in 1988), the regulatory authorities responsible for overseeing Conventional UK Lenders imposed higher capital adequacy ratios on Conventional UK Lenders as a condition to making loans to borrowers with impaired or unsubstantiated credit histories and/or unverifiable income irrespective of the actual income levels or the home equity of these borrowers. Given the lack of participation by Conventional UK Lenders, the Company believes that these borrowers currently obtain mortgage financing from private investors through a number of small mortgage banking institutions, if at all.

  Although the Company's operations in the UK are generally similar to its US operations, there are certain distinctions, primarily related to loan payment and prepayment terms.

  Except for certain loans subject to regulations promulgated under the United Kingdom Consumer Credit Act 1974 (the "CCA"), the Company's UK loans are calculated by using a standard rate of interest (the "Standard Rate"), and may provide the opportunity for a borrower to pay a reduced, or "concessionary" rate (the "Concessionary Rate") to the extent that the borrower pays his loan when due and is current on previous loan payments. With regard to prepayment terms, if a UK borrower redeems his loan in full prior to the maturity date (whether voluntarily or through a default), the equivalent of an early payment fee is incurred as a result of the borrower's failure to fulfill his contractual obligation to pay a stated amount of interest for the credit extended. The total principal and interest due over the full term of the loan are calculated and then the borrower is provided a rebate for the unexpired portion of the loan term, resulting in the equivalent of an early payment fee.


  The Company calculates the amount of interest payable on a mortgage loan over its stated term to maturity by using a "flat" rate of interest on its original loan balance assuming no amortization of the loan. The cost of credit is determined by multiplying the Standard Rate times the original principal amount of the loan times the original stated term of the loan. To determine the UK borrower's monthly payment, the total cost of credit, adjusting for fees and charges, is added to the original principal amount of the loan and divided by the number of months represented in the loan term. This payment results in an effective annual percentage rate (the "APR") that is greater than the APR on a loan originated in the US.

  For purposes of allocating loan payments between principal and interest, the amount of a payment that is deemed to be allocable to the repayment of principal will be determined on an actuarial basis assuming that the loan has an interest rate that is equal to the APR on the loan, calculated using the applicable Concessionary Rate. For example, a hypothetical loan of (pound)35,000 written with a Concessionary Rate of 9.9% and an original term to stated maturity of 20 years would have a monthly payment of (pound)434.58 and an APR of 13.97% assuming all payments were made when due. In order to determine the principal portion of each monthly payment under the Concessionary Rate of the hypothetical (pound)35,000 loan described above, the loan is amortized using its Concessionary Rate APR.

  Under the terms of some of the Company's loans in the UK, the amount due in the case of a prepayment is based upon the amount of interest, at the Standard Rate, that has been "earned" and calculated in accordance with the "Rule of 78s" method with a six month deferment (i.e., for purposes of calculating the amount of interest that has been earned, the redemption date is set at six months after the date of actual redemption by the borrower). In the hypothetical (pound-sterling)35,000 loan described above, the prepayment after the 18th month would require the borrower to pay (pound-sterling)45,872, or 31.1% more than the original principal balance.

UK loan origination volume from the commencement of operations through December 31, 1995 was $41.4 million. The Company's UK loan originations during this period possessed an average principal balance of $43,120, a weighted average coupon of 16.4 % and a weighted average initial loan-to-value ratio of 49.0%.

  The Company anticipates selling UK loans through securitizations and, to a lesser extent, through whole loan sales to maximize its revenues and provide greater flexibility in managing its cash requirements. Prior to each such sale, the Company sells UK loans upon origination to Greenwich International Ltd. ("Greenwich") pursuant to the terms of its mortgage loan purchase agreement with Greenwich (the "UK Purchase Facility"). The Company completed the first UK loan sale through a securitization of (pound)32.0 million ($49.6 million) of loans in a private placement in March 1996.

BUSINESS STRATEGY

  The Company's business strategy is to continue its focus on lending to borrowers who are unable or unwilling to obtain mortgage financing from conventional mortgage sources. In the US, the Company originates loans through a network of approximately 500 independent mortgage brokers and purchases loans under its Wholesale Loan Acquisition Program from selected financial institutions and mortgage bankers. Currently, the Company has approximately 350 independent mortgage brokers approved to submit applications in the UK. The Company's goal is to continue to increase its loan origination and purchase volume by pursuing the strategies discussed below.

Nationwide Geographic Expansion in the US

  The Company intends to expand its independent mortgage broker network and Wholesale Loan Acquisition Program in the US on a nationwide basis. The Company currently has an extensive independent broker network covering 35 states and the District of Columbia and it purchases loans from selected financial institutions and mortgage bankers. The Company's expansion strategy involves (i) identifying areas with demographic statistics that are comparable to existing markets where the Company has been successful in originating and purchasing loans, (ii) understanding the area's regulatory requirements and tailoring the Company's loan programs to comply with such requirements, (iii) searching for and retaining business development representatives for that area who have (or have the ability to develop) contacts with the independent mortgage brokers originating loans in that area and (iv) marketing to the independent mortgage brokers through the business development representatives in order to generate loan originations.

Further Develop and Expand UK Operations

  In the UK, the Company seeks to target an underserved segment of the home equity market by lending to borrowers who are unable to obtain mortgage financing from conventional mortgage sources because of impaired or unsubstantiated credit histories and/or unverifiable income. Given the lack of participation by Conventional UK lenders in this market segment, the Company believes that these borrowers currently obtain mortgage financing from private investors through a number of small, privately held mortgage bankers, if at all. Since the formation of CSC-UK in May 1995, the Company has been actively marketing its products and services to mortgage brokers in the UK. The Company has developed proprietary on-line software to expedite the loan application process for brokers, and has adopted in the UK its US underwriting procedures in implementing standardized appraisal guidelines and employing underwriting and processing staff to provide prompt, efficient and reliable service to the UK broker community. Through the UK Purchase Facility, the Company has achieved a substantial source of funding for loan originations in the UK. The Company believes it is well positioned to expand in this underserved segment of the overall UK mortgage loan market.

Expansion of its Wholesale Operations

  The Company seeks to increase significantly its wholesale purchases of loans from selected financial institutions and mortgage bankers under its Wholesale Loan Acquisition Program. The Company offers a wide range of products and services to meet the needs of the participants in its Wholesale Loan Acquisition Program. In addition, the Company offers subwarehousing arrangements to selected mortgage bankers to facilitate the funding of mortgage loans.

Maximize Independent Mortgage Broker Relationships

  The Company seeks to maximize its loan origination capability from its network of independent mortgage brokers by offering a variety of innovative products and providing consistent underwriting and prompt and efficient service at competitive prices. The Company offers over 20 loan products to its customers to meet the needs of the diverse borrower market. The Company targets producers with a smaller volume of loans, a segment of the mortgage market the Company believes has typically been underserved by traditional sources, and attempts to retain and grow these relationships by providing quality and reliable products and services as well as consistent underwriting and substantial funding sources. The Company processes and underwrites loans for its brokers and typically funds loans within 15-25 days from receipt of the application. The Company believes that it can achieve further penetration of its existing independent mortgage broker network without incurring significant concentration risks.

Continuation of Growth in Loan Servicing Operations

  With its acquisition of Astrum in January 1994, the Company became active in loan servicing and currently services its own loans and acts as a master servicer on loans serviced by another institution, as well as contract servicer on loans that are held by other institutions. The Company intends to increase its loan servicing operations by negotiating to retain servicing rights on a greater percentage of the loan origination and purchase volume it sells in order to diversify and stabilize its revenue stream and to take advantage of economies of scale in its loan servicing business.

Product Extension and Expansion

  The Company frequently reviews its loan offerings and introduces new loan products to attempt to meet the needs of its customers. The Company also evaluates products or programs that it believes are complementary to its current products for the purpose of enhancing revenue by leveraging the Company's existing systems and personnel. In furtherance of this strategy, the Company expanded in March 1996 into the origination and purchase of Title I home improvement loans partially insured by the US Department of Housing and Urban Development and conventional home improvement loans.

LOANS

Overview

  The Company's consumer finance activities primarily consist of originating, purchasing, selling and servicing mortgage loans and, recently, Title I and conventional home improvement loans. The vast majority of these loans are secured by first or second mortgages on one- to four-family residences with the balance secured by first mortgages on small multi-family residences and mixed-use properties. Once a loan application has been received, the underwriting process completed and the loan funded, the Company typically will package the loans in a portfolio and sell the portfolio, either through a securitization or directly on a whole loan basis to institutional purchasers. The Company retains the right to service a majority of the loan origination and purchases volume that it sells. The Company also acts as a contract loan servicer for other financial institutions.

Loan Originations and Purchases

  The Company is licensed or registered to originate or purchase loans in 35 states and the District of Columbia through a network of approximately 500 independent mortgage brokers and through its six US branch offices. In addition, the Company purchases loans on a wholesale basis from selected financial institutions and mortgage bankers. In the UK, the Company originates loans through a network of independent mortgage brokers. Currently, the Company has approximately 350 independent mortgage brokers who are approved to submit applications in the UK. The Company believes that its strategy of originating loans through independent mortgage brokers and purchasing loans in the US through wholesale acquisitions is efficient as it allows the Company, with only six offices, to maintain lower overhead expenses than competing companies utilizing a more extensive branch office system.


                               CHANNELS OF LOAN ORIGINATIONS AND PURCHASES

                                                  COMPANY                  CSC(1)           CSC-UK
                                                                                          FORMATION
                                                YEAR ENDED              YEAR ENDED         THROUGH
                                               DECEMBER 31,            DECEMBER 31,     DECEMBER 31,
                                          1995            1994             1993            1995(2)
                                       ---------       ---------       -----------      -----------
                                                           (DOLLARS IN THOUSANDS)
Independent Mortgage Brokers:
  Principal Balance ........            $291,907        $149,724          $77,586          $41,395
  Number of Loans ..........               4,161           1,947            1,052              960
  Average Principal Balance per
     Loan...................               $70.2           $76.9            $73.8            $43.1
Wholesale Loan Acquisition
  Program:
  Principal Balance ........            $125,957          $4,686               --               --
  Number of Loans ..........               1,847              60               --               --
  Average Principal Balance per
     Loan...................               $68.2           $78.1               --               --
Total Loan Originations and
  Purchases:
  Principal Balance ........            $417,864        $154,410          $77,586          $41,395
  Number of Loans ..........               6,008           2,007            1,052              960
  Average Principal Balance per
     Loan...................               $69.6           $76.9            $73.8            $43.1

----------
(1) Represents historical information of CSC prior to its acquisition by the Company.

(2) Through December 31, 1995, CSC-UK had only originated, and not purchased, loans.

  Independent Mortgage Brokers. The majority of the Company's US loan origination and purchase volume is currently derived from independent mortgage brokers. During 1995, $291.9 million or 69.9% of the Company's loan originations and purchases were sourced through the independent mortgage broker network. All independent mortgage brokers submitting loan applications to the Company must be registered or licensed as required by the jurisdiction in which they operate. The Company believes that not only are independent mortgage brokers the most efficient way to reach borrowers, but also that the use of these brokers minimizes the Company's staffing requirements and marketing expenses.

  The Company receives credit application packages from mortgage brokers. As independent mortgage brokers may submit loan applications to several prospective lenders simultaneously, the Company strives to provide a quick response to the loan application (in most instances a preliminary response is given on the same day that the application is received). In addition, the Company emphasizes personal service to both the broker and loan applicant by having consultants and loan processors follow the loan application through the application and closing process. Because the Company's independent mortgage brokers collect fees from the borrower and are not compensated by the Company, the Company believes that consistent underwriting, quick response times and personal service are critical to successfully originating loans through independent mortgage brokers. During 1995, the single and ten highest producing independent mortgage brokers accounted for 6.4% and 21.0%, respectively, of the Company's US loan originations. The Company periodically reviews the performance of the loans produced by each independent broker and any pattern of higher than expected delinquency or documentation deficiencies will result in the elimination of that broker from the Company's approved list.

  Wholesale Loan Acquisition Program. In addition to originating loans through its network of independent mortgage brokers, the Company purchases US loan through its Wholesale Loan Acquisition Program. These loan purchases are in the form of complete loan packages originated by loan correspondents. Commenced in 1994, the Wholesale Loan Acquisition Program accounted for $126.0 million (30.1%) and $4.7 million (3.0%) of the Company's total US loan origination and purchase volume for 1995 and 1994, respectively. The Company anticipates that this program will account for substantially more of the Company's total loan origination and purchase volume in the future.

  Under the Wholesale Loan Acquisition Program, loan correspondents originate loans in accordance with the Company's underwriting guidelines. Loan correspondents must be registered or licensed as required by the jurisdiction in which they operate and must be approved by the Company. Prior to approving a financial institution or mortgage banker as a loan correspondent, the Company performs an extensive investigation of, among other things, the proposed loan correspondent's licensing or registration and the performance of its previously originated loans. The investigation includes contacting the agency that licenses or registers such loan correspondent, as well as other purchasers of loans originated by it, and reviewing such loan correspondent's financial statements. Following approval, the Company requires that each loan correspondent enter into a purchase and sale agreement with customary representations and warranties regarding the loans sold to the Company. No single financial institution or other mortgage banker accounted for more than 14.4% of the loans purchased under the Wholesale Loan Acquisition Program during 1995.

  In order to facilitate its Wholesale Loan Acquisition Program, the Company offers a wide range of products and services designed to meet the needs of its loan correspondents including, in certain cases, a subwarehousing facility to assist in the funding of mortgage loans. Borrowings under the Company's subwarehousing lines have terms of not more than 30 days and require personal guarantees from the principals of the loan correspondents for such credit lines.

  Geographic Distribution of US Loans. Although the Company is licensed or registered in 35 states and the District of Columbia, it has historically concentrated its business in the eastern seaboard states and the midwest. While this concentration has declined, New York and Illinois contributed 37.0% and 17.6%, respectively, of the Company's total US loan origination and purchase volume for the year ended December 31, 1995. The Company intends to expand its loan origination and purchase activities into new states through both independent mortgage brokers and its Wholesale Loan Acquisition Program. Typically, the Company begins to originate and purchase loans within a six-month period after receiving its license or becoming registered in a state. This allows the Company time to develop appropriate documentation and procedures for complying with local and state regulatory requirements, retain a business development representative for the market, implement through that business development representative a strategy designed to familiarize loan origination and purchase sources with the Company and its loan programs, as well as pre-qualify appraisers, title companies and closing attorneys. During 1995, the Company has received its license or has become registered to conduct mortgage banking activities in 13 states.

          GEOGRAPHIC DISTRIBUTION OF US LOAN ORIGINATIONS AND PURCHASES

                            COMPANY                     CSC(1)
                                                      YEAR ENDED
                     YEAR ENDED DECEMBER 31,         DECEMBER 31,
                       1995            1994              1993
                       ----            ----              ----
States
 New York...........   37.0%           67.2%             89.7%
 Illinois...........   17.6            12.2               1.3
 Maryland...........   7.6             5.3                 --
 New Jersey.........   6.4             2.1                1.7
 Pennsylvania.......   5.8             0.4                 --
 Indiana............   4.1             5.0                 --
 Georgia............   4.2              --                 --
 Virginia...........   2.5             1.7                 --
 Massachusetts......   1.9             0.7                 --
 Connecticut........   1.4             4.5                7.3
 All other states(2)  11.5             0.9                 --
                     -----           -----              -----
     Total:......... 100.0%          100.0%             100.0%
                     =====           =====              =====

     ----------
(1) Represents historical information of CSC prior to its acquisition by the Company.

(2) Other states representing at least 1.0% of total US loan origination and purchases for the year ended December 31, 1995 include Ohio (2.3%), the District of Columbia (1.8%), South Carolina (1.7%), North Carolina (1.6%) and Michigan (1.1%).

  UK Originations. The Company currently originates all of its UK loans through independent mortgage brokers using methods similar to those used in the US to generate loan origination volume. Most loans to borrowers with impaired or unsubstantiated credit histories and/or unverifiable income are originated by independent mortgage brokers throughout the UK. Mortgage brokers fund their originated loans through private investors, selected financial institutions and, since the recent formation of CSC-UK, the Company.

  The Company is licensed to originate loans throughout England, Scotland and Wales. The Company is currently originating loans through a network of independent mortgage brokers. The Company will only originate loans through Company-approved independent mortgage brokers that are accredited and licensed under the CCA. Currently, the Company has approximately 350 independent mortgage brokers who are approved to submit applications in the UK. Unlike in the US, the Company pays these brokers a commission on loans they originate through CSC-UK.

  The following table highlights certain selected information relating to the origination and purchase of loans by the Company during the periods shown.

                         LOAN ORIGINATIONS AND PURCHASES

                                         COMPANY                   CSC(1)             CSC-UK
                                         FOR THE                  FOR THE          FROM FORMATION
                                        YEAR ENDED               YEAR ENDED           THROUGH
                                        DECEMBER 31,             DECEMBER 31,       DECEMBER 31,
                                     1995          1994              1993              1995
                                     ----          ----              ----              ----
Type of property securing loan:
  One- to four-family .........     97.2%          98.3%            100.0%             96.3%
 Multi-family/Mixed-use .......      2.8           1.7              0.0                3.7
Type of mortgage securing
  loan:
  First mortgage ..............      89.0          87.0             64.0               92.0
  Second mortgage .............      11.0          13.0             36.0               8.0
Weighted average interest
  rate ........................      11.9          11.1             10.7               16.4
Weighted average initial
  loan-to-value ratio(2) ......      66.4          59.7             52.5               49.0

----------

(1) Represents historical information of CSC prior to its acquisition by the Company.

(2) The loan-to-value ratio of a loan secured by a first mortgage is determined by dividing the amount of the loan by the appraised value of the mortgaged property at origination. The loan-to-value ratio of a loan secured by a second mortgage is determined by taking the sum of the loans secured by the first and second mortgages and dividing by the appraised value of the mortgaged property at origination.

Loan Underwriting--US

  The Company's underwriting guidelines are provided to all mortgage brokers and loan correspondents from whom applications are received. Loan applications are classified according to certain characteristics including collateral, loan size, debt ratio, loan-to-value ratio, credit history of the applicant and term of the loan. Loan applicants with less favorable credit ratings generally are offered loans with higher interest rates and lower loan-to-value ratios than applicants with more favorable credit ratings.

  The Company's loan application and approval process generally is conducted over the telephone by the Company's sales consultants and loan processors. Applications from brokers are usually received by facsimile transmission. A rating underwriter then reviews the applicant's credit history, based on the information contained in the application as well as reports available from credit reporting bureaus, to see if the credit history meets the Company's underwriting guidelines and, based on this review, assigns a preliminary "rating" to the application. The proposed terms of the loan are then communicated to the broker responsible for the application who in turn discusses the proposal with the loan applicant. The Company endeavors to respond, and in most cases, does respond, to the broker on the same day the application is received. If the applicant accepts the proposed terms, a sales consultant will directly contact the broker, or in some cases the loan applicant, to gather additional information necessary for the closing and funding of the loan.

  All loan applications require an appraisal of the collateral property prior to closing the loan. Only Company approved independent licensed appraisers are used for appraisals. The Company selects appraisers based upon a review of sample appraisals, professional experience, education, membership in related professional organizations, and by contacting clients of the appraiser and reviewing the appraiser's experience with the particular types of properties that secure the Company's loans.

   In the case of loans purchased under the Wholesale Loan Acquisition Program, if the original appraisal was performed by an appraiser that is not Company approved, the Company obtains an additional appraisal from an approved appraiser.

Each loan application is required to pass two different types of loan underwriters--a rating underwriter who establishes the credit history of the applicant and assigns a rating and a final underwriter who approves the decision to provide the loan. These underwriters determine if a loan complies with the Company's loan underwriting guidelines. The Company will originate loans outside of these guidelines in certain circumstances where originating the loan is warranted.

  The decision to provide a loan to a loan applicant is based upon the value of the offered collateral, the applicant's creditworthiness and the Company's perception of the applicant's ability to repay the loan. A number of factors determine a loan applicant's creditworthiness including debt ratios (the borrower's average monthly expenses for debts, including fixed monthly expenses for housing, taxes and installment debt, as a percentage of gross monthly income), payment history on existing indebtedness and the combined loan-to-value ratio (combined loan amounts as a percentage of collateral value) for all existing mortgages on a property. Generally, first mortgages are limited to a maximum of 90% loan-to-value ratio and second mortgages are limited to a combined loan-to-value ratio of 85%.

  Upon completion of the underwriting process, the closing of the loan is scheduled with a Company-approved closing attorney or agent. The closing attorney or agent is responsible for completing the loan closing transaction in accordance with applicable law and the Company's operating procedures. Title insurance, insuring the Company's interest as mortgagee, is required on all loans as is evidence of adequate homeowner's insurance naming the Company as an additional insured.

  The Company has established classifications with respect to the credit profiles of loans based on certain of the borrower's credit characteristics. Each loan applicant is placed into one of four letter ratings ("A" through "D," with subratings within those categories), depending upon a number of factors including the applicant's credit history, based on credit bureau reports and employment status. Terms of loans made by the Company, as well as the maximum loan-to-value ratio and debt service to income coverage (calculated by dividing fixed monthly debt payments by gross monthly income), vary depending upon the classification of the borrower. Borrowers with lower credit ratings generally pay higher interest rates and loan origination fees. The criteria currently used by the Company in classifying loan applicants can be generalized as follows:

     "A" Risk. Under the "A" risk category, a loan applicant must have generally repaid installment or revolving debt according to its terms.

              - Existing mortgage loans: required to be current at the time the application is submitted, with a maximum of one (or two on a case-by-case basis) 30-day late payment(s) within the last 12 months being acceptable.

              - Non-mortgage credit: minor derogatory items are allowed, but a letter of explanation is required, any recent open collection accounts or open charge-offs, judgments or liens would generally disqualify a loan applicant from this category.

              - Bankruptcy filings: must have been discharged more than four years prior to closing with credit re-established.

              - Maximum loan-to-value ratio: up to 80% (or 90% on an exception basis) is permitted for a loan secured by an owner-occupied one- to four-family residence; 75% (or up to 80% on an exception basis) for a loan secured by an owner-occupied condominium; and 70% (or up to 80% on an exception basis) for a loan secured by a non-owner-occupied one- to four-family residence.

              -   Debt service-to-income ratio:  generally 45% or less.

     "B" Risk. Under the "B" risk category, a loan applicant must have generally repaid installment or revolving debt according to its terms.

              - Existing mortgage loans: required to be current at the time the application is submitted, with a maximum of two (or three on a case-by-case basis) 30-day late payments within the last 12 months being acceptable.

              - Non-mortgage credit: some prior defaults may have occurred, but major credit paid or installment debt paid as agreed may offset some delinquency; any open charge-offs, judgments or liens would generally disqualify a loan applicant from this category.

              - Bankruptcy filings: must have been discharged more than two years prior to closing with credit re-established.

              - Maximum loan-to-value ratio: up to 80% (or 90% on an exception basis) is permitted for a loan secured by an owner-occupied one- to four-family residence; and 70% for a loan secured by a non-owner-occupied one- to four-family residence.

              - Debt service-to-income ratio: generally 50% or less (45% or less for 90% loan-to-value ratios).

     "C" Risk. Under the "C" risk category, a loan applicant may have experienced significant credit problems in the past.

              - Existing mortgage loans: not required to be current at the time the application is submitted; loan applicant is allowed a maximum of four 30-day late payments and one 60-day late payment within the last 12 months.

              - Non-mortgage credit: significant prior delinquencies may have occurred, but major credit paid or installment debt paid as agreed may offset some delinquency; all delinquent credit must be current or paid off.

              - Bankruptcy filings: must have been discharged more than one year prior to closing with two years credit re-established.

              - Maximum loan-to-value ratio: up to 75% (or 80% on an exception basis for first liens only) is permitted for a loan secured by an owner-occupied one- to four-family residence; and 65% (or up to 70% on an exception basis) for a loan secured by either an owner-occupied condominium or a non-owner-occupied one- to four-family residence.

              -    Debt service-to-income ratio: generally 50% or less.

     "D" Risk. Under the "D" risk category a loan applicant may have experienced significant credit problems in the past.

              - Existing mortgage loans: must be paid current from loan proceeds and no more than 150 days at closing; an explanation for such delinquency is required.

              - Non-mortgage credit: significant prior defaults may have occurred, but the loan applicant must be able to demonstrate regularity in payment of some credit obligations; all charge-offs, judgments, liens or collection accounts must be paid off.

              -    Bankruptcy filings: must be discharged prior to closing.

              - Maximum loan-to-value ratio: up to 70% is permitted for a loan secured by an owner-occupied one- to four-family residence; and 60% for a loan secured by either an owner-occupied condominium or a non-owner-occupied one- to four-family residence.

              -    Debt service-to-income ratio: generally 50% or less.


         The Company uses the foregoing categories and characteristics as guidelines only. On a case-by-case basis, the Company may determine that the prospective borrower warrants a risk category upgrade, a debt service-to-income ratio exception, a pricing exception, a loan-to-value exception or an exception from certain requirements of a particular risk category (collectively, an "Exception"). An Exception may generally be allowed if the application reflects certain compensating factors, among others: low loan-to-value ratio; pride of ownership; stable employment or length of occupancy at the applicant's current residence. An Exception may also be allowed if the loan applicant places a down payment through escrow of at least 20% of the purchase price of the mortgaged property, or if the new loan reduces the loan applicant's monthly aggregate debt load. Accordingly, the Company may classify in a more favorable risk category certain mortgage loans that, in the absence of such compensating factors, would satisfy only the criteria of a less favorable risk category.

  The following table sets forth certain information with respect to the Company's US originations by borrower classification, along with weighted average coupons, during the year ended December 31, 1995.


            US LOAN ORIGINATIONS FOR THE YEAR ENDED DECEMBER 31, 1995

                                  TOTAL
               BORROWER        (DOLLARS IN     % OF      WEIGHTED
            CLASSIFICATION       MILLIONS)     TOTAL   AVERAGE COUPON
            --------------       ---------     -----   --------------
               "A" Risk ......   $188.8        45.2%      11.3%
               "B" Risk ......    156.0        37.3       12.1
               "C" Risk ......     46.0        11.0       13.2
               "D" Risk ......     27.1         6.5       14.2
                                 ------       -----       ----
                     Total ...   $417.9       100.0%      11.9%
                                 ======       =====       ====

Loan Underwriting--UK

  In the UK, the Company has implemented an underwriting process to assist mortgage brokers in the loan screening process which is similar to that of the Company's US operations. Independent mortgage brokers submit applications to the Company at CSC-UK's offices by facsimile transmission or via the Company's proprietary on-line loan application software. The Company's on-line computer software enables brokers to receive loan pricing information and expedites the loan application process. Upon receipt of either a simple fact sheet or a completed application form, an initial assessment is made based on the loan applicant's income, credit history and loan-to-value information. If pre-approved, a loan offer and mortgage documents are produced the same day and are sent to the broker and the loan applicant. Through December 31, 1995, the Company's experience has been that up to 70% of offers are ultimately rejected by the Company upon completion of the underwriting process even though the initial loan application complied with the Company's UK underwriting criteria. These loans are typically rejected by the Company, in part, for objective reasons such as the appraised value of the underlying property being lower than the value stated in the application or inadequate borrower income and, in part, for subjective reasons based on management's past experience.

  The Company has implemented policies in the UK that it believes will minimize losses on its UK loans in the event the Company has to foreclose on the underlying property by requiring conservative loan-to-value ratios and full disclosure to borrowers. Specifically, the Company does not lend at loan-to-value levels in excess of 60%, in order to provide significant collateral coverage for home value deflation and/or disposal expenses before any losses are incurred.

  As part of the underwriting process, each loan application requires an appraisal of the collateral property prior to loan approval. The Company supplies its mortgage brokers with a pre-approved list of appraisers that are professionally licensed. Appraisers are required to use standardized appraisal forms developed by the Company which solicit information such as fair market value of the property, internal and external conditions of the property, comparable property sales and local demand for such property, among others. All appraisals must be dated no more than three months prior to closing.

  The Company also requires a title search to be conducted on all properties securing loans prior to loan approval. Registered title deeds are maintained by a UK governmental agency and are inspected by outside counsel, all of whom are required to carry compulsory professional negligence insurance. Such registered documents verify ownership of the collateral property, reveal any pending prior third party interests requiring correction before closing and create priority periods during which no intervening liens may be filed. The documents registered with the UK governmental agency serve as conclusive evidence of ownership, therefore eliminating the need for title insurance.

  Although UK law does not require extensive disclosure to borrowers, the Company has adopted a policy to provide each loan applicant with detailed information about the prospective loan. The Company supplies the loan applicant at the time of application with a Customer Care Booklet that highlights, among other things, (i) the loan's relatively high Standard Rate, (ii) the Concessionary Rate, (iii) the fact that the amount due in the case of a prepayment is calculated under the Rule of 78s method, (iv) the independence of the mortgage broker in the entire loan review process and (v) the fact that failure to make payments on the loan may result in the borrower losing his or her home. The borrower's signature on the Customer Care Booklet is a requirement of the loan application process. Additionally, the Company offers all borrowers the opportunity to rescind the loan for a period of up to one week after funding.

  Upon completion of the underwriting process, the closing of the loan is scheduled with a Company approved closing attorney or agent. The closing attorney or agent is responsible for completing the loan closing transaction in accordance with applicable law and the Company's operating procedures.

Loan Sales

  The Company sells its loan origination and purchase volume primarily through securitizations and, to a lesser extent, through whole loan sales. By employing this strategy, the Company is better able to manage its cash flow, diversify its exposure to the potential volatility of the capital markets and maximize the revenues associated with the gain on sale of loans given market conditions existing at the time of disposition. During 1995 and 1994, the Company sold $359.0 million and $138.0 million of loans, representing 85.9% and 89.4% of total US originations and purchases during these periods, respectively.

  Securitizations. During 1995, the Company sold $235.0 million of its US loan origination and purchase volume in securitizations (including $23.8 million under a pre-funding commitment which had yet to be funded and has since been funded in full). In loan sales through securitizations, the Company sells loans that it has originated or purchased to a real estate mortgage investment conduit ("REMIC") trust for a cash purchase price and interests in such REMIC trust consisting of interest-only regular interests and the residual interest which are represented by the interest-only and residual certificates. The Company retains no interest in the loans sold into such REMIC trust other than its interest as a holder of the interest-only and residual certificates issued by such REMIC trust. The cash purchase price is raised through an offering by the REMIC trust of pass-through certificates representing regular interests in the REMIC trust. Following the securitization, the purchasers of the pass-through certificates receive the principal collected and the investor pass-through interest rate on the principal balance, while the Company recognizes as current revenue the fair value of the interest-only and residual certificates. An interest-only certificate represents an interest in a REMIC trust with fixed terms that unconditionally entitles the holder to receive interest payments that are either fixed or derived from a formula. A residual certificate represents the interest in the REMIC trust which has no principal amount and does not unconditionally entitle the holder to receive payments. A holder of the residual certificate is entitled only to the remainder, if any, of the interest cash flow from the mortgage loans sold to the REMIC trust after payment of all other interests in such trust and as such bears the greatest degree of risk regarding the performance of such mortgage loans. Securitizations take the form of pass-through certificates which represent undivided beneficial ownership interests in a portfolio consisting of Company-originated or purchased loans that the Company has sold to a trust. The Company, if it remains as servicer of the loan portfolio, remits the principal and part of the interest payments on such loans to the trust which in turn passes them to investors in the pass-through certificates. A portion of the Company's US securitizations have also included the payment of pre-funded amounts.



  In March 1995, the Company completed in a private placement its first loan sale through the securitization of a portfolio of approximately $50.0 million of principal amount of loans secured by one- to four-family residences. In August and December 1995, the Company completed its second and third securitizations in private placements involving portfolios of approximately $100.0 million and $85.0 million (of which $23.8 million was pre-funded at December 31, 1995), respectively, of principal amount of loans secured by one- to four-family residences and small multi-family residences and mixed-use properties. The Company recognizes as current revenue the fair value of the interest-only and residual certificates. Fair value is determined based on various economic factors, including loan type, size, interest rate, date of origination, term and geographic location. The Company also uses other available information such as reports on prepayment rates, collateral value, economic forecasts and historical default and prepayment rates of the portfolio under review. The Company estimates the expected cash flows that it will receive over the life of a portfolio of loans. These expected cash flows constitute the excess of the interest rate payable by the obligors of loans over the interest rate paid on the related securities, less applicable fees and credit loans. The Company discounts the expected cash flows at a discount rate which it believes to be consistent with the required risk-adjusted rate of return to an independent third party purchaser of the interest-only and residual certificates. Gain on securitization on these transactions aggregated $14.3 million (representing the fair value of the interest-only and residual certificates of $15.6 million, less $1.3 million of costs associated with the transactions) or 54.4% of the total US gain on sale of loans for 1995.


In these securitizations, the Company purchased credit enhancements to the senior interest in the related REMIC trusts in the form of insurance policies provided by insurance companies. The pooling and servicing agreements that govern the distribution of cash flows from the loans included in the REMIC trusts require either (i) the establishment of a reserve that may be funded with an initial cash deposit by the Company or (ii) the overcollateralization of the REMIC trust intended to result in receipts and collections on the loans that exceed the amounts required to be distributed to holders of senior interests. To the extent that borrowers default on the payment of principal or interest on the loans, losses will be paid out of the reserve account or will reduce the overcollateralization to the extent that funds are available and will result in a reduction in the value of the interest-only and residual certificates held by the Company. If payment defaults exceed the amount in the reserve account or the amount of overcollateralization, as applicable, the insurance policy maintained by the Company will pay any further losses experienced by holders of the senior interests in the related REMIC trust.

  The Company may be required either to repurchase or to replace loans which do not conform to the representations and warranties made by the Company in the pooling and servicing agreements entered into when the portfolios of loans are sold through a securitization.

  For 1995, loan sales through securitizations accounted for 37.4% ($14.3 million) of the Company's total (US and UK) gain on sale of loans. The Company intends to continue to conduct loan sales through securitizations, either in private placements or in public offerings, when market conditions are attractive for such loan sales.

  Whole Loan Sales. Whole loan sales represented all of the Company's US loan sales during 1994, and with the initiation of the sale of loans through securitizations, declined to 58.2% of all US loan sales in the year ended December 31, 1995. The Company disposes of loans through whole loan sales when management believes that the Company is able to achieve a greater return through whole loan sales than through a securitization. The Company invites prospective institutional purchasers to review its loan portfolios as part of the whole loan sale process . During 1995 and 1994, the Company sold US loans to seven and 13 institutional purchasers, respectively. Loans generally are sold in portfolios. Upon the sale of a loan portfolio, the Company generally receives a "premium," representing a cash payment in excess of the par value of the loans (par value representing the unpaid balance of the loan amount given to the borrower) or in a few instances a "yield differential" whereby the Company receives a portion of the interest paid by the borrower for the life of the loan. Premiums on US whole loan sales represented 24.0% of the Company's total revenues in 1995 and 50.9% of the Company's total revenues in 1994. The Company maximizes its premium on whole loan sale revenue by closely monitoring institutional purchasers' requirements and focusing on originating the types of loans that meet those requirements and for which institutional purchasers tend to pay higher rates.

  During 1995, ContiTrade Services Corporation ("ContiTrade"), The First National Bank of Boston (the "Bank of Boston") and NationsCredit Commercial Corp. represented 17.3%, 15.6% and 11.4%, respectively, of all US loans sold by the Company. During 1994, however, the three institutions listed above were the principal institutional purchasers of the Company's whole loan sales, accounting for 30.1%, 21.6% and 10.5%, respectively, of all loans sold by the Company.

  The Company has sold substantially all of its US loan origination and purchase volume to various institutional purchasers on a non-recourse basis with customary representations and warranties covering loans sold. The Company, therefore, may be required to repurchase loans pursuant to its representation and warranties and may have to return a portion of the premium earned if a loan is prepaid during a limited period of time after sale, usually six months and no greater than one year. The Company typically repurchases a loan if a default occurs within the first month following the date the loan was originated or if the loan documentation is alleged to contain fraudulent misrepresentations made by the borrower. During 1995, the Company repurchased seven loans for $623,300 and gave premium rebates totaling $247,651. In 1994, the Company repurchased one loan for $95,550 and gave premium rebates totaling $72,393.

  For 1995 and 1994, premiums from whole loan sales accounted for 45.6% ($12.0 million) and 100% ($5.7 million), respectively, of the Company's total US gain on sale of loans.


  Loans originated by the Company in the UK are immediately sold to Greenwich and are then pooled by CSC-UK and/or Greenwich for future sale either through securitizations or whole loan sales. The Company completed its first UK loan sale through a securitization of (pound)32.0 million ($49.6 million) of loans in a private placement in March 1996.


Loan Servicing and Collections -- US

  In conjunction with the purchase of Astrum in January 1994, the Company expanded into the business of loan servicing. Loan servicing is the collection of payments due under a loan, the monitoring of the loan, the remitting of payments to the holder of the loan, furnishing reports to such holder and the enforcement of such holder's rights, including attempting to recover delinquencies and instituting loan foreclosures. The Company currently services its own loans and acts as a master servicer on loans serviced by others as well as contract servicer on loans that are held by other institutions. Management believes that the business of loan servicing provides an additional and profitable revenue stream and one that is less cyclical than the business of loan origination and purchasing. The Company intends to increase its loan servicing operations by negotiating for the retention of servicing rights on a greater percentage of the loan origination and purchase volume it sells in order to diversify and stabilize its revenue stream. To illustrate this strategy, the Company retained the servicing rights to 74.2% of the $359.0 million in US loans it sold during 1995.


  Under a contract servicing arrangement, the Company is responsible for servicing loan portfolios held by other institutions for a fee. Under a master servicing arrangement, another servicer is responsible for borrower contact while the Company is responsible for monitoring that servicer's performance and assisting in actual loan collection if necessary.

  As of December 31, 1995, the Company was servicing 5,863 US loans representing an aggregate of $386.7 million, including $59.7 million of loans as master servicer for other servicers, $15.4 million as contract servicer of loans held by third parties and the balance as servicer of loans originated or purchased by the Company. Revenue generated from loan servicing amounted to 1.6% of total revenues for the year ended December 31, 1995. The Company anticipates that loan servicing will contribute a larger portion of total revenues in future periods.

  The Company has developed loan servicing software which enables it to implement servicing and collection procedures and to provide a series of adaptable custom designed reports including a trial balance, a remittance report, a paid-off report and a delinquency report. The collections function is fully automated. Delinquent accounts are automatically placed in the appropriate collector's queue ten days after the due date of the payment. Company collectors have computer access to telephone numbers, payment histories, loan information and all past collection notes. The Company has a specific policy which sets forth actions to be taken at various stages of delinquency beginning on the tenth and extending to the ninetieth day after the payment due date. Between 90-105 days of delinquency, the Company decides whether to foreclose or to take other action. All collection activity, including the date collection letters were sent and detailed notes on the substance of each collection telephone call, is entered into a permanent collection history for each account. Additional guidance with the collection process is derived through the Loan Performance Monitoring Committee, a group comprised of members of the Company's senior management.

  The Company's loan servicing software also tracks and maintains homeowners' insurance information. Expiration reports are generated weekly listing all policies scheduled to expire within 30 days. When policies lapse, a letter is issued advising the borrower of the lapse and that the Company will obtain force placed insurance at the borrower's expense. The Company also has an insurance policy in place that provides coverage automatically for the Company in the event that the Company fails to obtain force placed insurance.

  The Company funds and closes loans throughout the month. Most of the Company's loans require a first payment 30 days after funding. Accordingly, the Company's servicing portfolio consists of loans with payments due at varying times each month. This system alleviates the cyclical highs and lows that some servicing companies experience as a result of heavily concentrated due dates.

  The Company believes that its collections policy identifies payment problems sufficiently early to permit the Company to act swiftly to address collection problems and to preserve equity in a pre-foreclosure property. The Company believes that these policies, combined with the experience level of the Company's independent appraisers, reduce the incidence of charge-offs of a first mortgage loan or a second mortgage loan.

  Notwithstanding the above, there are occasions when a charge off may be necessary. Loan foreclosures are the responsibility of the Company's loan servicing operations. Prior to a foreclosure sale, the Company performs a foreclosure analysis with respect to the mortgaged property to determine the value of the mortgaged property and the bid that the Company will make at the foreclosure sale. This analysis includes (i) a current valuation of the property obtained through a drive-by appraisal conducted by an independent appraiser,
(ii) an estimate of the sale price of the mortgaged property obtained by sending two local realtors to inspect the property, (iii) an evaluation of the amount owed, if any, to a senior mortgagee and for real estate taxes and (iv) an analysis of marketing time, required repairs and other costs, such as real estate broker fees, that will be incurred in connection with the foreclosure sale. The Company has established a committee comprised of members of senior management to perform the foreclosure analyses.

  All foreclosures are assigned to outside counsel located in the same state as the secured property. Bankruptcies filed by borrowers are also assigned to appropriate local counsel who are required to provide monthly reports on each loan file.

  The following table provides data on delinquency experience and real estate owned ("REO") properties for the Company's US serviced portfolio (excluding loan balances under contract servicing or master servicing agreements).



                                                   AS OF  DECEMBER 31,
                                            1995                         1994
                                     DOLLARS      % OF           DOLLARS        % OF
                                       IN       SERVICED            IN        SERVICED
                                    THOUSANDS   PORTFOLIO       THOUSANDS     PORTFOLIO
US serviced portfolio.......        $311,649     100.0%          $23,904        100.0%
                                    --------     ------          -------       ------
   30-59 days delinquent ...          5,479        1.8                --           --
   60-89 days delinquent ...          1,580         .5               142          0.6
   90 days or more delinquent         4,968        1.6               679          2.8
                                    -------       ----              ----         ----
   Total US delinquencies ..        $12,027        3.9%             $821          3.4%
                                    =======       ====              ====         ====
   US REO property..........           $141          -              $130          0.5%
                                       ====        ===              ====         ====


  The following table provides data on the loan loss experience on the Company's US mortgage loans held for sale and held for investment.




                                                           1995                  1994
                                                           ----                  ----
Average balance outstanding(1).............             $38,396,633           $10,521,362
Gross loan losses..........................                      --               282,210
Charge-offs................................                  51,816                    --
Total credit losses as a percent of average balance
  outstanding..............................                      --                  2.68%

----------
(1) Represents the average of the principal balances of the loans outstanding on the last business day of each month during the period.

  The Company made no provision for loan losses for mortgages held for sale for the years ended December 31, 1995 and 1994 respectively, and, as of December 31, 1995, the Company had no reserve for losses on mortgages held for sale. The Company establishes a reserve for losses on loans held for investment based upon delinquency trends, collateral value and economic conditions and trends. A loan is charged-off against the reserve account when such loan is deemed uncollectable or to the extent the loan balance exceeds the fair market value of the collateral acquired through foreclosure. During 1995, the Company made no additional provision for losses on mortgages held for investment and recorded charge-off of $51,816 through the reserve for losses on mortgages held for investment. As of December 31, 1995, the Company had $198,394 reserved for losses on mortgages held for investment. During 1994, the Company recorded a loan loss provision of $250,210 for mortgages held for investment.

  Foreclosure--US. Regulation and practices in the US regarding the liquidation of properties (e.g., foreclosure) and the rights of the mortgagor in default vary greatly from state to state. Loans originated or purchased by the Company are secured by mortgages, deeds of trust, trust deeds, security deeds, leaseholds or deeds to secure debt, depending upon the prevailing practice in the state in which the property securing the loan is located. Depending on local law, foreclosure is effected by judicial action and/or non-judicial sale, and is subject to various notice and filing requirements. If foreclosure is effected by judicial action, as in New York and Illinois for example, the foreclosure proceedings may take several months.

  In general, the borrower, or any person having a junior encumbrance on the real estate, may cure a monetary default by paying the entire amount in arrears plus other designated costs and expenses incurred in enforcing the obligation during a statutorily prescribed reinstatement period. Generally, state law controls the amount of foreclosure expenses and costs, including attorneys' fees, which may be recovered by a lender.

  After the reinstatement period has expired without the default having been cured, in certain states the borrower or junior lienholder has the right of redemption of the property by paying the loan in full to prevent the scheduled foreclosure sale. For example, in Illinois the right of redemption exists for 90 days from the date of foreclosure judgment; New York law does not recognize a right of redemption.

  There are a number of restrictions that may limit the Company's ability to foreclose on a property. A lender may not foreclose on the property securing a second mortgage loan unless it forecloses subject to each senior mortgage, in which case the junior lender or purchaser at such a foreclosure sale will take title to the property subject to the lien securing the amount due on the senior mortgage. Moreover, if a borrower has filed for bankruptcy protection, a lender may be stayed from exercising its foreclosure rights. Also, certain states provide a homestead exemption which may restrict the ability of a lender to foreclose on residential property. In such states, the Company requires the borrower to waive his or her right of homestead. While such waivers are generally enforceable in Illinois, waivers of homestead rights may not be enforceable in other states.

  Although foreclosure sales are typically public sales, frequently no third party purchaser bids in excess of the lender's lien due to several factors, including the difficulty of determining the exact status of title to the property, the possible deterioration of the property during the foreclosure proceedings and a requirement that the purchaser pay for the property in cash or by cashier's check. Thus, the foreclosing lender often purchases the property from the trustee or referee for an amount equal to the principal amount outstanding under the loan, accrued and unpaid interest and the expenses of foreclosure. Depending upon market conditions, the ultimate proceeds of the sale may not equal the lender's investment in the property. If, after determining that purchasing a property securing a loan will minimize the loss associated with the defaulted loan, the Company may bid at the foreclosure sale for such property or accept a deed in lieu of foreclosure.

  Loan foreclosures are the responsibility of the Company's loan servicing operations. Prior to a foreclosure, the Company performs a foreclosure analysis with respect to the mortgaged property to determine the value of the mortgaged property and the bid that the Company will make at the foreclosure sale. This is based on (i) a current valuation of the property obtained through a drive-by appraisal conducted by an independent appraiser, (ii) an estimate of the sale price of the mortgaged property obtained by sending two local realtors to inspect the property, (iii) an evaluation of the amount owed, if any, to a senior mortgagee and for real estate taxes and (iv) an analysis of marketing time, required repairs and other costs, such as real estate broker fees, that will be incurred in connection with the foreclosure sale. The Company has established a committee comprised of members of senior management to perform the foreclosure analyses.

  The Company assigns all foreclosures to outside counsel located in the same state as the mortgaged property. Bankruptcies filed by borrowers are also assigned to appropriate local counsel who are required to provide monthly reports on each loan file.

Loan Servicing and Collections--UK

  In the UK, the Company's loan collection and servicing process is very similar to its US process except for certain additional procedures. Prior to the first payment date of the loan, servicing representatives call to remind the borrower of payment and the benefit of the concessionary flat interest rate.

  To the extent that a loan falls into arrears more than 30 days, the Company uses the services of independent debt counselors who are instructed to make personal contact with a borrower at the borrower's home. The purpose of this visit is (i) to understand the borrower's reasons for arrears, gather information concerning the borrower's other debts and obligations and suggest solutions to the arrears problem, (ii) to confidentially assess the condition and true value of the home (at the point of the visit) and (iii) to make a recommendation as to whether the loan can be brought current in the near term. The costs associated with the debt counselors' visit are incurred by the borrower as an addition to his loan balance.

  In the event that the borrower remains in arrears and fails to comply with the terms of the agreement set out by the debt counselors, proceedings for physical possession of the property are commenced. Realizing the security inherent in a mortgaged property requires eviction which is actioned by a court possession order, typically received within 120 days after filing for possession. Failure to comply with the terms of the court order enables the holder of the loan to ask the court for physical possession of the property.

  The following table provides data on delinquency experience for the Company's UK serviced portfolio (excluding loan balances under contract servicing agreements). The Company does not have any REO properties in the UK.

                                            AS OF
                                          DECEMBER 31, 1995
                                                        % OF
                                      DOLLARS IN       SERVICED
                                       THOUSANDS      PORTFOLIO
                                       ---------      ---------
UK serviced portfolio..........         $40,299         100.0%
                                        -------         -----
30-59 days delinquent..........           1,087           2.7
60-89 days delinquent..........             423           1.1
90 days or more delinquent.....           1,926           4.8
                                        -------         -----
   Total UK delinquencies......           3,436           8.6
                                          =====         =====


  The Company believes that its UK underwriting policies, specifically its maximum loan-to-value ratio of 60%, help to reduce the likelihood that the Company will incur losses on property dispositions. There were no loan losses recorded for the period from May 2, 1995 (inception) through December 31, 1995 on the CSC-UK loan servicing portfolio. During this period, the average balance of loans serviced for the period totaled $20.0 million.

  Foreclosure--UK. Regulations and practices regarding the liquidation of properties (e.g. power of sale) and the rights of the mortgagor in default are generally uniform throughout England, Scotland and Wales. Unlike the US, lenders in the UK seldom "foreclose" on the mortgaged property due to the arcane procedures required to be followed to conduct a foreclosure under applicable UK laws. The standard remedy for a lender in the case of a defaulted mortgage loan is to rely on the contractual power of sale contained in the mortgage to sell the mortgaged property. A lender does not have to take title to the mortgaged property when exercising a power of sale and therefore can avoid possibly becoming responsible for certain liabilities of title holders such as local property taxes.

  In order to deliver a mortgaged property sold upon exercise of a power of sale, a lender must generally evict the mortgagee prior to the sale. The lender's first eviction step is to obtain a possession order from a court authorizing vacant possession. Typically, a hearing on an application for a possession order will be held eight to 12 weeks following the application date.

  At the hearing, generally the only dispute that will arise will be the terms under which the court will suspend an order for possession. The court will consider a number of factors in determining if a suspension of a possession order is warranted such as the reasons for the default, the prospects of the mortgagor paying off the arrears in installments in addition to the normal scheduled payments as due and the adequacy of the security. Although it is difficult to predict how long a court may be willing to suspend a possession order, if at all, suspensions of possession orders generally last less than six months.

  If a possession order is not suspended or was suspended for a specified period and such period expired without satisfaction to the lender, or the borrower fails to honor the possession order, a lender is entitled, in most instances, to apply to the court for a bailiff's appointment under which the bailiff will take physical possession of the mortgage property (typically four to six weeks after the application). Borrowers are entitled to apply for the suspension of the bailiff's appointment subject to production of evidence of the borrower's ability to discharge the original possession order.

  After the bailiff takes physical possession of the mortgaged property the lender will exercise its power of sale and will typically either auction the mortgaged property or market the same. At the time of sale, the lender is required to realize the best price reasonably obtainable in the open market.

  In addition, in the case of mortgage loans regulated under the CCA, borrowers are able to apply to a court to alter the rate of interest due on the unpaid installments under the loan. Mortgages securing regulated loans are by statute only enforceable by court order which order can be suspended at the discretion of the court.

  In the case of a loan secured by a second mortgage, the junior lienholder may institute proceedings and take possession of the property only after notice of such proceedings have been given to the senior lienholder. Junior lienholders are obligated upon a sale of the mortgaged property to repay the debt owed to the senior lienholder.

  An application for bankruptcy by the borrower or any third party does not stop or adjourn proceedings, nor does the UK have the equivalent of homestead rights.

  Since commencing operations in the UK, the Company has exercised its power of sale with respect to five mortgaged properties, of which one has been sold. Exercising powers of sale are the responsibility of the Company's UK loan servicing operations. The Director of Loan Servicing must approve all decisions to proceed against a mortgaged property. Prior to proceeding to sale, the Company will perform an analysis of the mortgaged property to determine its value and the amount, if any, of the senior mortgage. The Company's in-house valuation personnel will determine the initial valuation of the mortgaged property. If such valuation differs significantly from the expected valuation, a more formal appraisal and inspection will be conducted.

  The Company's asset managers are responsible for conducting an analysis of the marketing time necessary to sell the mortgaged property, providing advice on alternative disposal methods and overseeing the sale of the property. The sale of the property is handled by one of the Company's outside solicitors.

MARKETING

  The Company focuses its marketing efforts on sources of loan originations, as opposed to individual borrowers, through its 48 business development representatives and seven regional managers. These business development representatives and regional managers seek to establish and maintain the Company's relationships with its principal sources of loan originations--independent mortgage brokers, financial institutions, including commercial banks and thrifts, and other mortgage bankers. Through its focus on sources of originations as opposed to loan applicants, the Company avoids the high fixed costs associated with a large network of retail offices and retail advertising.

  The business development representatives provide various levels of information and/or assistance to the Company's sources of loan originations depending on the sophistication and resources of the particular customer and are primarily responsible for maintaining the Company's relationships with its sources of loan originations. The business development representatives endeavor to increase the volume of loan originations from independent mortgage brokers, financial institutions and other mortgage bankers located within the geographic territory assigned to such representative through, among other actions, visits to customer offices and attendance at trade shows, as well as print advertisements in broker trade magazines. These representatives also provide the Company with information relating to customers, competitive products and pricing and new market entrants, all of which assist the Company in refining its programs and its classifications of borrowers in order to meet competitive needs. The business development representatives are compensated with a base salary and commissions based on the volume of loans that are originated or purchased as a result of their efforts.

  When the Company enters a new geographic market and is prepared to begin loan origination and purchase activities, it typically conducts a half-day seminar for brokers in that region. This seminar introduces the brokers to the Company's products, services, underwriting process and funding resources, and has helped the Company penetrate new markets.

  In the UK, the Company also does not engage in any form of direct marketing to potential borrowers. Independent mortgage brokers advertise their services to borrowers through several means, including advertisements in national UK newspapers. The Company markets to these independent mortgage brokers through business development representatives who visit mortgage brokers to familiarize them with the Company's products and competitive distinctions. The business development representatives stress the advantages of the Company's proprietary on-line loan application software and its unique loan programs. The Company anticipates that future marketing efforts will be directed toward UK realtors and insurance agents, who the Company believes will prove to be effective referral sources and who are typically unaware of mortgage financing available to borrowers with impaired or unsubstantiated credit histories and/or unverifiable income.

COMPETITION

  As a consumer finance company, the Company faces intense competition. Traditional competitors in the financial services business include other mortgage banking companies, commercial banks, credit unions, thrift institutions, credit card issuers and finance companies. Many of these competitors in the consumer finance business are substantially larger and have considerably greater financial, technical and marketing resources than the Company. In addition, many financial service organizations have formed national networks for loan origination substantially similar to the Company's loan programs. Competition can take many forms including convenience in obtaining a loan, customer service, marketing and distribution channels, amount and term of the loan, and interest rates. In addition, the current level of gains realized by the Company and its existing competitors on the sale of loans could attract additional competitors into this market with the possible effect of lowering gains on future loan sales owing to increased loan origination competition.

  The Company believes that it is able to compete on the basis of providing prompt and responsive service, consistent underwriting and competitive loan programs to borrowers whose needs are not met by traditional financial institutions.


  In the UK, banks, building societies and other finance companies generally make mortgage loans to borrowers. The Company believes, however, that these Conventional UK Lenders are not currently participating in the market for loans to borrowers with impaired or unsubstantiated credit histories and/or unverifiable income due to the higher capital adequacy ratios that they must maintain to participate in this market as required by applicable banking regulations. Therefore, the Company's most significant present competition is from private investors who are currently funding the origination volume of independent mortgage brokers. Due to the relative lack of competition for the type of loans the Company originates in the UK, the Company has attained a substantially higher weighted average gain on loans in the UK than it has in the US. There can be no assurance, however, that Conventional UK Lenders or other consumer finance companies will not initiate loan programs in the UK that are similar to those offered by the Company.


INVESTMENT IN INDUSTRY MORTGAGE COMPANY, L.P.


  In July 1993, the Company acquired a limited partnership interest in IMC of which it now holds a 9.1% interest. IMC originates, purchases, sells and services mortgage loans that are primarily secured by one- to four-family residences. Pursuant to the terms of IMC's limited partnership agreement, the Company is obligated to offer to sell an average of $1.0 million of loans per month to IMC at market prices. The Company entered into an agreement with IMC whereby, in return for the payment of a fee, such monthly obligation has been eliminated for the period from November 1, 1995 through December 31, 1996. For the year ended December 31, 1995, IMC contributed approximately $480,000 to the Company's pre-tax income.


REGULATION

US

  The Company's business is subject to extensive regulation, supervision and licensing by federal, state and local governmental authorities and is subject to various laws and judicial and administrative decisions imposing requirements and restrictions on part or all of its operations. The Company's consumer lending activities are subject to the Federal Truth-in-Lending Act and Regulation Z (including the Home Ownership and Equity Protection Act of 1994), ECOA, the Fair Credit Reporting Act of 1970, as amended, RESPA, and Regulation X, the Home Mortgage Disclosure Act and the Federal Debt Collection Practices Act, as well as other federal and state statutes and regulations affecting the Company's activities. The Company is also subject to the rules and regulations of, and examinations by, HUD and state regulatory authorities with respect to originating, processing, underwriting, selling, securitizing and servicing loans. These rules and regulations, among other things, impose licensing obligations on the Company, establish eligibility criteria for mortgage loans, prohibit discrimination, provide for inspections and appraisals of properties, require credit reports on loan applicants, regulate assessment, collection, foreclosure and claims handling, investment and interest payments on escrow balances and payment features, mandate certain disclosures and notices to borrowers and, in some cases, fix maximum interest rates, fees and mortgage loan amounts. Failure to comply with these requirements can lead to loss of approved status, termination or suspension of servicing contracts without compensation to the servicer, demands for indemnifications or mortgage loan repurchases, certain rights of rescission for mortgage loans, class action lawsuits and administrative enforcement actions.

  The Company believes that it is in compliance in all material respects with applicable federal and state laws and regulations.

UK


  A portion of the Company's mortgage banking business in the UK is subject to regulations promulgated under the United Kingdom Consumer Credit Act 1974 (the "CCA") applicable to loans made to individuals or partnerships with principal balances of (pound)15,000 or less. Loans with principal balances in excess of (pound)15,000 are not currently regulated within the UK. The CCA and regulations promulgated thereunder, among other things, impose licensing obligations on CSC-UK, set down certain requirements relating to the form, content, legibility, execution and delivery of loan documents, restrict communication with the borrower prior to completion of a transaction, require information and notice of enforcement to be given to the borrower, require a one-month deferment with any calculations of prepayment interest under the Rule of 78s method, require rebates to the borrower on early settlement and create a cause of action for "extortionate credit bargains." A license is required to service loans in the UK irrespective of the size of the loan. Failure to comply with the requirements of these rules and regulations can result in the revocation or suspension of the license to do business and render the mortgage unenforceable in the absence of a court order. Approximately 2.8% (as a percentage of aggregate principal balances) of the Company's UK loans were subject to the CCA and the regulations promulgated thereunder at December 31, 1995.

  The Company believes that CSC-UK is in compliance in all material respects with applicable laws and regulations in the UK.

ENVIRONMENTAL MATTERS

  To date, the Company has not been required to perform any investigation or clean up activities, nor has it been subject to any environmental claims. There can be no assurance, however, that this will remain the case in the future.

US

  In the course of its business, the Company has acquired and may acquire in the future properties securing loans which are in default. Although the Company primarily lends to owners of residential properties, there is a risk that the Company could be required to investigate and clean up hazardous or toxic substances or chemical releases at such properties after acquisition by the Company, and may be held liable to a governmental entity or to third parties for property damage, personal injury and investigation and cleanup costs incurred by such parties in connection with the contamination. In addition, the owner or former owners of a contaminated site may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from such property. On all loan applications for properties exceeding seven units or on loan applications where the Company believes there may exist or an appraisal may indicate a possible environmental problem, the Company requires a Phase I Environmental Report.

UK


  "Owners" or "occupiers" of contaminated land in the UK are potentially liable under UK environmental laws. Such persons can be required to clean up affected land, cease polluting activities, obtain licenses in respect of waste management, reimburse for clean up costs of land and controlled waters and pay fines for non-compliance with relevant laws and regulations. A lender may be deemed to be an "owner" upon enforcement of its interest in the mortgaged property following default by the borrower and depending on the method of enforcement employed.


  In April 1996, a new UK statute (The Environmental Act 1995) will become effective and require local authorities to inspect and identify contaminated land in their jurisdiction and to require the person who caused or knowingly permitted the environmental harm to continue (or if no such person can be identified, the owner) to clean up such land.

  There are no registers which identify contaminated land. In order to identify such land prior to making a loan, the Company relies on its appraisers to identify potential environmental problems. There can be no assurance that a previous or current owner or occupier of a mortgaged property complied with environmental laws or that in the future lenders will not be subject to additional environmental liabilities.

EMPLOYEES

  As of December 31, 1995, the Company had a total of 264 US employees, four of whom were part-time employees and 260 of whom were full-time employees, and 71 UK employees. The Company has 207 employees working at its New York headquarters. None of the Company employees is covered by a collective bargaining agreement. The Company considers its relations with its employees to be good.

ITEM 2.  PROPERTIES

  The Company's US executive and administrative offices and the majority of its US mortgage banking operations are located at 565 Taxter Road in Elmsford, New York, where the Company leases approximately 35,000 square feet of office space at an aggregate annual rent of approximately $540,000. The leases provide for certain scheduled increases and expire on December 31, 1999, as to a portion of the leased space, and on August 31, 2000 for the remainder. The Company's UK offices are located at Sherbourne House, Croxley Business Park, Watford, Hertfordshire, where the Company leases approximately 10,500 square feet of office space at an aggregate annual rent of approximately $236,000. The lease provides for certain scheduled increases and expires on June 24, 2005. The Company is currently in discussions with a landlord owning rental property nearby the US executive and administrative offices and also with the landlord of the UK offices regarding additional space and believes such discussions will be successfully concluded.

ITEM 3.  LEGAL PROCEEDINGS

  The Company is a party to various routine legal proceedings arising out of the ordinary course of its business. Management believes that none of these actions, individually or in the aggregate, will have a material adverse affect on the results of operations or financial condition of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

EXECUTIVE OFFICERS

  The following table sets forth the name, age and position with the Company of each person who is an executive officer of the Company or its subsidiaries.

         NAME              AGE          POSITIONS WITH THE COMPANY
         ----              ---          --------------------------
Robert Grosser ..........  38    Chairman of the Board, Chief Executive
                                 Officer, President;  President of CSC

Robert C. Patent ........  45    Vice Chairman of the Board, Executive Vice
                                 President, Treasurer ; Executive Vice President,
                                 Treasurer and Assistant Secretary of CSC

Jonah L. Goldstein ......  60    General Counsel; Secretary of CSC-UK

Robert M. Stata .........  38    Vice President/Originations

Cheryl P. Carl ..........  43    Secretary; Vice President/Operations and
                                 Secretary of CSC
Steven P. Weiss .........  39    Vice President/Sales of CSC
Eric S. Goldstein .......  34    Vice President/Loan Servicing of CSC
Tim S. Ledwick ..........  38    Chief Financial Officer; Vice President,
                                 Chief Financial Officer of CSC
CSC-UK:
David A. Steene .........  36    Managing Director of CSC-UK

Martin H.S. Brand .......  59    Lending Director of CSC-UK
Gerald Epstein ..........  46    Financial Director of CSC-UK


  Officer positions of the Company, CSC and CSC-UK are currently for a term of one year. Executive officers of the Company, CSC and CSC-UK are appointed by their respective Boards of Directors. The name and business experience during the past five years of each executive officer of the Company are described below.

  Robert Grosser has been Chief Executive Officer and President of the Company since April 1994 and its Chairman of the Board since September 1995. Mr. Grosser has also served in each of these offices of CSC since he founded the organization in 1985. Mr. Grosser currently serves on the board of the National Home Equity Mortgage Association. Mr. Grosser is the son-in-law of Asher Fensterheim.

  Robert C. Patent has been Executive Vice President of the Company since April 1994, Treasurer since June 1995 and the Vice Chairman of its Board since September 1995. Mr. Patent also has served as Executive Vice President of CSC since October 1990 and as Treasurer since January 1994. Mr. Patent currently serves as President of Colby Capital Corp. and as a director of New York Federal Savings Bank, a federally chartered thrift institution located in New York City.

  Jonah L. Goldstein has been General Counsel of the Company since September 1995 . Mr. Goldstein served as a consultant to CSC from December 1993 through June 1995. Effective July 1, 1995, Mr. Goldstein entered into an employment agreement with the Company. From its formation in 1980 until its acquisition by CSC in 1994, Mr. Goldstein was President and Chairman of Astrum, a mortgage banker. Mr. Goldstein currently serves as Chairman and Director of Advance Abstract Corp., a company that sells title insurance. He is also sole shareholder of Jonah L. Goldstein, P.C. Mr. Goldstein is the father of Eric S. Goldstein.

  Robert M. Stata has been Vice President of CSC, responsible for lending originations, since November 1992 and Vice President/Originations of CSC since January 1994. Mr. Stata was the President/Founder of Suburban Equity Corp., a mortgage banker specializing in non-conventional loans, from 1987 to 1992.

  Cheryl P. Carl has been Secretary of the Company since June 1994. Ms. Carl also has served as Vice President/Operations since January 1994, Secretary of CSC since June 1994 and as Assistant Treasurer of CSC since January 1995. From its formation in 1980 until its acquisition by CSC in 1994, Ms. Carl was Executive Vice President and Director of Astrum, a mortgage banker specializing in non-conventional loans. Ms. Carl is also a Director and Secretary of Advance Abstract Corp., a company that sells title insurance.

  Steven P. Weiss has been Vice-President/Sales of CSC since January 1994. From June 1993 to December 1993, Mr. Weiss held the position of Vice President of Astrum, a mortgage banker specializing in non-conventional loans. From 1989 to 1993, Mr. Weiss was founder and President of Record Research, a title search company, and President of County Seat Capital Corporation, a broker of non-conventional loans.

  Eric S. Goldstein has been Vice President/Loan Servicing of CSC since January 1994. From 1987 to 1993, Mr. Goldstein was Vice President of Astrum, a mortgage banker specializing in non-conventional loans. Mr. Goldstein is the son of Jonah
L. Goldstein.

  Tim S. Ledwick has been Chief Financial Officer of the Company since March 1995. Mr. Ledwick has also served as Vice President, Chief Financial Officer of CSC since September 1994. From 1992 until 1994, Mr. Ledwick was Vice President/Controller -- Subsidiaries and from 1989 until 1992 was Controller -- Subsidiaries for River Bank America.

CSC-UK:

  David A. Steene has been Managing Director of CSC-UK since its formation. Mr. Steene was an equity partner of Brand Montague, Solicitors from September 1985 to September 1994. Mr. Steene was an elected member of Elstree Ward, Hertsmere Borough Council from May 1991 to May 1995, serving as Vice Chairman of the Planning Committee in 1992 and Chairman of the Housing Committee in 1993.

  Martin H.S. Brand has been Lending Director of CSC-UK since its formation. Mr. Brand served as a director of Metropolitan Mortgage Corporation Ltd. from 1986 to 1993. Mr. Brand was a partner of Brand Montague, Solicitors from its formation in 1958 until September 1994.

  Gerald Epstein has been Financial Director of CSC-UK since its formation. Since 1972, Mr. Epstein has been a senior partner of Downham Train Epstein, a general accounting practice, where he specializes in tax and corporate finance. Mr. Epstein is also a director and shareholder of DTE Insurance Services Limited.

                                     PART II

 ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  As of March 15, 1996, the approximate number of holders of record of the Company's Common Stock was 231.

  The Company's Common Stock began to trade on the Nasdaq National Market ("Nasdaq") on December 20, 1995 under the symbol "CTYS." From April 29, 1994 until December 19, 1995, the Company's Common Stock was listed on the National Quotation Bureau, Inc. OTC Bulletin Board (the "Pink Sheets") under the symbol "CTYS." A public trading market for the Company's Common Stock began in the fourth quarter of 1994 with quotes commencing on December 1, 1994. Since its initial listing, there has been only limited trading in the Common Stock. As a result, prices reported for the Common Stock reflect the relative lack of liquidity and may not be reliable indicators of market value.

  The following table sets forth the range of high and low bid prices per share for the Common Stock for the periods indicated as reported in the Pink Sheets through December 19, 1995 (reflecting inter-dealer prices, without retail mark-up, mark-down or commission which may not represent actual transactions), and as reported by Nasdaq from December 20, 1995, and reflects a 100% stock dividend announced by the Company on September 28, 1995, payable on September 29, 1995 to stockholders of record on September 28, 1995.


                                                              HIGH           LOW
                                                              ----           ---
Year ended December 31, 1994
     Fourth quarter (from December 1, 1994)..............   $ 1.81         $ 1.63
Year ended December 31, 1995
     First quarter.......................................     2.75           1.81
     Second quarter......................................     6.00           2.75
     Third quarter.......................................    15.50           5.50
     Fourth quarter (through December 19, 1995)..........    26.00           15.00
     Fourth quarter (from December 20, 1995).............    21.50           19.25



  The Company has never paid any cash dividends on its Common Stock. The Company intends to retain all of its future earnings to finance its operations and does not anticipate paying cash dividends in the foreseeable future. Any decision made by the Company's Board of Directors to declare dividends in the future will depend upon the Company's future earnings, capital requirements, financial condition and other factors deemed relevant by the Company's Board of Directors. In addition, certain agreements to which the Company is a party restrict the Company's ability to pay dividends on common equity.

ITEM 6.  SELECTED FINANCIAL DATA

                 SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA
                (IN THOUSANDS, EXCEPT PER SHARE DATA AND RATIOS)



                                                                Company                                   CSC(1)
                                                                -------                                   ------
                                                        Year Ended December 31,                  Year Ended December 31,
                                                     ------------------------------       --------------------------------------
                                                       1995              1994 (2)           1993          1992           1991
                                                     -------           -----------        -------       -------        ---------
Statement of Operations Data:
  Revenues:
    Gain on sale of loans ....................       $ 38,198           $  5,691          $  2,088       $  1,005       $    792
  Net mortgage origination
      income .................................          2,963              2,551             1,455          1,251          1,389
  Interest income ............................          6,706              1,900               536            612            718
  Servicing income ...........................            777                414                --             --             --
  Earnings from partnership
      interest ...............................            482                391                --             --             --
  Other ......................................            385                227               378            131            317
                                                     --------           --------          --------       --------       --------
  Total revenues .............................         49,511             11,174             4,457          2,999          3,216
  Costs and expenses:

    Salaries and benefits ....................         12,165              4,280             1,939          1,188          1,276
    Other costs and expenses .................         14,581              5,041             2,195          1,718          1,737
                                                     --------           --------          --------       --------       --------
  Total costs and expenses ...................         26,746              9,321             4,134          2,906          3,013
  Earnings before minority interest,
    income taxes and extraordinary item ......         22,765              1,853               323             93            203
  Minority interest ..........................          2,379                 --                --             --             --
                                                     --------           --------          --------       --------       --------
  Earnings before income taxes and
    extraordinary item .......................         20,386              1,853               323             93            203
  Income taxes ...............................          8,515              1,450(3)              8              3              5
                                                     --------           --------          --------       --------       --------
  Earnings before extraordinary item .........         11,871                403               315             90            198
  Extraordinary item: ........................           (296)(4)             --                --             --             --
                                                     --------           --------          --------       --------       --------
  Net earnings ...............................       $ 11,575           $    403          $    315       $     90       $    198
                                                     ========           ========          ========       ========       ========
  Earnings per share before extraordinary item       $   1.00           $   0.04          $   0.03       $   0.01       $   0.02

  Extraordinary item .........................          (0.03)                --                --             --             --
                                                     --------           --------          --------       --------       --------
  Net earnings per share .....................       $   0.97           $   0.04          $   0.03       $   0.01       $   0.02
                                                     ========           ========          ========       ========       ========
  Weighted average number of
      shares outstanding .....................         11,919             10,280            10,000         10,000         10,000
                                                     ========           ========          ========       ========       ========






                                                                               Company
                                                                            At December 31,                  CSC (1)
                                                                      ----------------------------       At December 31,
                                                                         1995                1994              1993
                                                                      ---------           ---------      --------------
Balance Sheet Data:
  Total assets .................................................      $ 152,519           $  21,816          $  13,605
  Mortgage servicing receivables ...............................         24,561                  --                 --
  Trading securities(5) ........................................         15,571                  --                 --
  Goodwill and other intangibles ...............................         19,258                  --                 --
  Total debt(6) ................................................         75,673              16,100             10,165
  Total liabilities ............................................         95,420              18,030             11,207
  Common stock warrants, with put option .......................             --                 609                 --
  Total stockholders' equity ...................................         57,099               3,177              2,398

                                                             COMPANY                                   CSC(1)
                                                             -------                                   ------
                                                        YEAR ENDED DECEMBER 31,                 YEAR ENDED DECEMBER 31,
                                                        -----------------------                 -----------------------

                                                       1995              1994(2)          1993           1992           1991
                                                       ----              -------          ----           ----           ----
Operating Statistics:
  Loan originations and purchases:
    US ........................................       $417,864          $154,410        $ 77,586       $ 43,353       $ 37,820
    UK ........................................         41,395                --              --             --             --
                                                      --------          --------        --------       --------       --------
  Total loan originations and
    purchases .................................       $459,259          $154,410        $ 77,586       $ 43,353       $ 37,820
  Average principal balance per loan
    originated and purchased:
    US ........................................             70                77              74             56             50
    UK ........................................             43                --              --             --             --
  Weighted average initial loan-to-value ratio:
    US ........................................           66.4%             59.7%             --             --             --
    UK ........................................           49.0%               --              --             --             --
  US loan sales:
    Whole loan sales ..........................       $208,997          $138,041        $ 61,293       $ 40,975       $ 40,305
    Loans sold through
      securitizations .........................        150,000(7)             --              --             --             --
                                                      --------          --------        --------       --------       --------

  Total US loan sales .........................       $358,997          $138,041        $ 61,293       $ 40,975       $ 40,305
                                                      --------          --------        --------       --------       --------
  UK loan sales:
    Whole loan sales ..........................       $ 41,395                --              --             --             --
    Loans sold through
      securitizations .........................             --                --              --             --             --
                                                      --------          --------        --------       --------       --------
  Total UK loan sales .........................       $ 41,395                --              --             --             --
                                                      --------          --------        --------       --------       --------
  Total US and UK loan sales ..................       $400,392          $138,041        $ 61,293       $ 40,975       $ 40,305
                                                      ========          ========        ========       ========       ========
  Loans serviced:
    US(8) .....................................        386,720            56,340              --             --             --
    UK ........................................         40,299                --              --             --             --
                                                      --------          --------        --------       --------       --------
  Total loans serviced ........................       $427,019          $ 56,340             $--            $--            $--
                                                      ========          ========        ========       ========       ========



----------

    (1) The historical financial data presented have been derived exclusively from the financial statements of CSC, which was acquired by the Company on April 27, 1994.

    (2) Gives effect to the Company's purchase of the capital stock of CSC as if such purchase occurred on January 1, 1994. On April 27, 1994, the Company acquired all of the capital stock of CSC in an acquisition in which the shareholders of CSC acquired beneficial ownership of approximately 92% of the Company's Common Stock (the "CSC Acquisition"). The CSC Acquisition was accounted for as a reverse acquisition for financial reporting purposes with CSC being deemed to have acquired a 100% interest in the Company as of the date of the acquisition. From the date of its formation in 1988 through the date of the CSC Acquisition, the Company's activities were limited to (i) the sale of initial shares in connection with its organization, (ii) a registered public offering of securities and (iii) the pursuit of a combination, by merger or acquisition. The Company presently has no business operations other than those incidental to its ownership of all the capital stock of CSC.

    (3) Includes a one-time charge of $680,000 related to the change in tax status in 1994 from an "S" corporation to a "C" corporation.

    (4) Represents a loss, net of taxes, related to the early extinguishment of subordinated debentures in December 1995.


    (5) Represents the interest-only and residual mortgage securities that the Company receives upon loan sales through securitizations.



    (6) Includes short-term borrowings due under a warehouse facility and a US standby facility.



    (7) Represents the Company's portion of completed securitizations and as such excludes the pre-funding on the December 1995 transaction.



    (8) Includes master servicing and contract servicing operations by the Company.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following discussion should be read in conjunction with the Consolidated Financial Statements of the Company and accompanying Notes for the years ended December 31, 1995, 1994 and 1993.

GENERAL

Overview

  The Company is a consumer finance company engaged in the business of originating, purchasing, selling and servicing mortgage loans secured primarily by one- to four-family residences. The Company primarily generates income from gain on sales from securitizations, gains recognized from premiums on loans sold through whole loan sales to institutional purchasers, interest earned on loans held for sale, origination fees received as part of the loan application process and fees earned on loans serviced. Gain on sale of loans includes gain on securitization representing the fair value of the interest-only and residual certificates received by the Company which are reflected as trading securities. Included in gain on sale of loans is the present value of the differential between the interest rate payable by an obligor on a loan over the interest rate passed through to the purchaser acquiring an interest in such loan, less applicable recurring fees including the costs of credit enhancements and trustee fees and, in the case of loans sold by CSC-UK prior to January 1, 1996, a third party investment bank's significant participation in the cash flows associated with such loans. Through September 30, 1995 applicable recurring fees included the Company's normal servicing fees. Gain on sale of loans, which represents (i) gain on securitization and (ii) the sales price in excess of loan acquisition and related costs from whole loan sales and mortgage servicing constituted approximately 77.2% of total revenues in 1995 and 50.9% of total revenues in 1994. The Company completed its first US securitization of $50.0 million in loans in the first quarter of 1995, its second US securitization of $100.0 million in loans in the third quarter of 1995 and its third US securitization of $85.0 million in loans in the fourth quarter of 1995 (including $23.8 million which has yet to be funded). The Company anticipates that it will continue to sell loans through securitizations in addition to whole loan sales to institutional purchasers.

Recent Growth

  The Company has experienced significant growth in the past few years, particularly during the period from January 1, 1994 through December 31, 1995. Management believes that this growth is primarily attributable to (i) the Company's geographic expansion program pursuant to which the Company expanded its operations from five states as of December 31, 1993 to 31 states as of December 31, 1995; (ii) the development of a loan servicing capability; (iii) the commencement of the Company's Wholesale Loan Acquisition Program in 1994;
(iv) the Company's increased access to financing through its $50.0 million loan purchase agreement and $10.0 million standby agreement entered into in June 1994, which enabled the Company to commence the accumulation of larger pools of loans for sales through securitizations or whole loan sales, and its five year $2.0 million subordinated note financing agreement entered into in July 1994, which provided the Company with additional working capital to conduct its expansion efforts; and (v) the formation in May 1995 of CSC-UK and its access to financing through a loan purchase facility entered into in May 1995 for the origination, sale and servicing of mortgage loans in the UK.

  In connection with the Company's geographic expansion, the Company has continued to focus its resources on the development of loan originations from independent mortgage brokers and other mortgage bankers. The Company has employed business development representatives, under the supervision of experienced regional managers, to increase the volume of loan originations from these sources.

  The Company has attempted to manage its growth by employing experienced senior management, adhering to consistent underwriting guidelines and implementing quality control procedures.

Although there can be no assurance that the Company will be able to sustain its historical growth rate, management believes that the Company will continue to grow significantly over the next 12 months. Any future growth of the Company will be limited by, among other things, the Company's need for continued funding sources, sensitivity to economic slowdown and fluctuation in interest rates, accounting of mortgage servicing receivables and interest-only and residual certificates, dependence on securitizations, the effects of the Company's recent expansion, contingent risks on loans, concentration of US operations, competition and legislative and regulatory risks.

Loan Originations and Purchases

  The Company increased its US loan originations and purchases in 1995 to $417.9 million from $154.4 million in 1994, representing an annual growth rate of 170.7% over the 12 month period.

                         LOAN ORIGINATIONS AND PURCHASES
                             (DOLLARS IN THOUSANDS)

                                                    COMPANY                    CSC (1)            CSC - UK
                                                    -------                    -------            --------
                                              FOR THE YEAR ENDED             FOR THE YEAR     FROM FORMATION TO
                                                  DECEMBER 31,               DECEMBER 31,       DECEMBER 31,
                                                  ------------               ------------       ------------
                                             1995               1994             1993              1995
                                             ----               ----             ----              ----
Loan originations and purchases:
  Principal balance .................   $  417,864        $  154,410        $  77,586           $  41,395
  Number of loans ...................        6,008             2,007            1,052                 960
  Average principal balance per
    loan ............................   $     69.6        $     76.9        $    73.8           $    43.1
Weighted average interest rate(2) ...         11.9%             11.1%            10.7%               16.4%
Weighted average initial loan-to-
  value ratio(3) ....................         66.4              59.7             52.5                49.0
Percentage of loans secured by:
  One- to four-family residences ....         97.2              98.3            100.0                96.2
  First mortgages ...................         89.0              87.0             64.0                92.0


----------

    (1) Represents historical information of CSC prior to its acquisition by the Company.

    (2) The UK weighted average interest rate represents the weighted average blended rate. The weighted average flat rate was 17.4% and the weighted average concessionary rate was 10.6% as of December 31, 1995.


    (3) The loan-to-value ratio of a loan secured by a first mortgage is determined by dividing the amount of the loan by the appraised value of the mortgaged property at origination. The loan-to-value ratio of a loan secured by a second mortgage is determined by taking the sum of the loans secured by the first and second mortgages and dividing by the appraised value of the mortgaged property at origination.

Loan Sales

  The Company sells, without recourse, virtually all of the loans it originates or purchases, both in whole loan sales and, since the beginning of March 1995, in loan sales through securitizations. During 1995, 1994 and 1993, the Company sold $359.0 million, $138.0 million and $61.3 million of loans, respectively. During 1995, the Company sold $235.0 million in loans, or 65.5% of total 1995 loan sales (including the pre-funded level of $23.8 million for the December 1995 securitization), in three securitizations.


  The Company uses pre-funding mechanisms in its securitizations both as a relatively inexpensive borrowing source, as well as to hedge its interest rate exposure. In a typical Company securitization transaction with a pre-funding account, the investors purchase certificates with a higher aggregate principal balance than that of the mortgage loans transferred to the securitization trust on the closing date (such increment, the "Pre-funded Amount"). During the period up to 90 days after the closing date (the

"Pre- funding Period"), the Company sells mortgage loans to the trust which in turn pays for them with the Pre- funded Amount.

The pre-funding mechanism effectively permits the Company during the Pre-funding Period to borrow from the certificate investors an amount equal to the Pre-funded Amount and pay the investors an interest rate equal to the certificate rate which is a rate lower than that at which the Company can borrow from its other funding sources. Furthermore, the Company fixes at the certificate rate the pricing at which it can sell an amount (equal to the Pre-funded Amount) of its mortgage loans, thereby insulating the Company during the Pre-funding Period from risks associated with interest rate movement in the mortgage loan purchase market to which it would be exposed if it were forced to hold the mortgage loans during such period.


Loan Servicing

  Prior to 1994, the Company's loan sales had typically included servicing rights. Since the beginning of 1995, however, the Company has retained the servicing or master servicing rights for approximately 80.9% of the loans it has sold. As of December 31, 1995, the Company was servicing 5,863 US loans with an aggregate principal balance of $386.7 million, including $59.7 million of loans as master servicer and $15.4 million as contract servicer, representing a 586.9% increase over an aggregate principal balance of $56.3 million serviced as of December 31, 1994. Revenue generated from loan servicing amounted to 1.6% of total revenues for 1995. Management believes that the business of loan servicing provides an additional and profitable revenue stream and one that is less cyclical than the business of loan origination and purchasing.

  The following table summarizes certain components of the Company's statement of operations set forth as a percentage of total revenue for the periods indicated.


                                                             COMPANY              CSC(1)
                                                             -------              ------
                                                         FOR THE YEAR ENDED  FOR THE YEAR ENDED
                                                             DECEMBER 31,        DECEMBER 31,
                                                             ------------        ------------
            Revenues:                                   1995          1994          1993
                                                        ----          ----          ----
  Premium on whole loan sales(2) ..............         48.4%         50.9%         46.9%
  Gain on securitization ......................         28.8            --            --
                                                       -----         -----         -----
         Gain on sale of loans ................         77.2          50.9          46.9
         Net mortgage origination income ......          5.9          22.8          32.7
         Interest income ......................         13.5          17.0          12.0
         Servicing income .....................          1.6           3.7            --
         Earnings from partnership interest ...          1.0           3.5            --
         Other ................................           .8           2.1           8.4
                                                       -----         -----         -----
             Total revenues ...................        100.0%        100.0%        100.0%
                                                       -----         -----         -----
     Expenses:
       Salaries and employee benefits .........         24.6          38.3          43.5
       Interest expense .......................          9.3          14.0          15.2
       Selling expense ........................          5.8           5.3           7.7
       Other operating expenses(3) ............         14.3          25.8          26.3
                                                       -----         -----         -----
             Total expenses ...................         54.0%         83.4%         92.7%
                                                       -----         -----         -----
     Earnings before  minority interest,
     income taxes and extraordinary item ......         46.0%         16.6%          7.3%

     Minority interest ........................          4.8            --            --
                                                       -----         -----         -----
     Earnings before income taxes and
     extraordinary item .......................         41.2          16.6           7.3
     Earnings before extraordinary item .......         24.0           3.6           7.1
     Net Earnings .............................         23.4%          3.6%          7.1%




 (1) Represents historical information of CSC prior to its acquisition by the Company.

 (2) Premium on whole loan sales represents the revenue recognized by the Company when loans are sold other than through securitizations.

 (3) Other operating expenses for 1995 includes 1.0% of amortization expense related to goodwill recorded in connection with the UK Acquisition.

RESULTS OF OPERATIONS

Year Ended December 31, 1995 Compared to Year Ended December 31, 1994

  Total revenues increased $38.3 million or 342.0% to $49.5 million in 1995 from $11.2 million in 1994. This increase was primarily the combined result of higher gains on sale of loans resulting from the increased loan origination and purchase volume and volume of loans sold compared to the prior period, the inclusion of the operating results of CSC-UK, not in existence during 1994, an increase in net mortgage origination income due to an increased loan origination volume and an increase in servicing income.

  Gain on sale of loans increased $32.5 million or 570.2% to $38.2 million for the year ended December 31, 1995 from $5.7 million in 1994. This increase is a result of (i) the increased volume of US whole loan sales as well as higher average premiums earned on US whole loan sales during 1995 ($209.0 million of US whole loan sales at a 5.7% ($12.0 million) weighted average premium as compared to a weighted average premium of 4.1% ($5.7 million) on $138.0 million of whole loan sales during 1994), (ii) the inclusion of CSC-UK's gain on loan sales of $11.9 million for the period from its formation to December 31, 1995 representing a 28.7% premium on the $41.4 million of UK loan sales during this period and (iii) the initiation of loan sales through securitizations in 1995. The Company completed loan securitizations in March, August and December 1995, generating gain on securitization of $14.3 million (representing the fair value of the interest-only and residual certificates of $15.6 million, less $1.3 million of costs associated with the transactions), or a weighted average gain on securitization of 9.5% on the Company's participation in the $235.0 million of loans sold through securitizations, excluding pre-funding.

  Net mortgage origination income increased $411,765 or 15.8% to $3.0 million in 1995 from $2.6 million in 1994. This increase was a result of the increase in US loan origination and purchase volume to $417.9 million in 1995 from $154.4 million in 1994, partially offset by lower average origination fees earned.

  Interest income increased $4.8 million or 252.6% to $6.7 million in 1995 from $1.9 million in 1994. This increase was due primarily to the increased balance of loans held for sale during the year resulting from the increased loan origination and purchase volume in excess of loans sold during the period.

  Servicing income increased $362,893 or 87.6% to $777,066 in 1995 from $414,173 in 1994. This increased income was due primarily to an increase in the average balances of loans serviced to $140.3 million in 1995 from $23.4 million in 1994.

  Earnings from partnership interest increased $90,789 or 23.2% to $481,789 in 1995 from $391,000 in 1994 as a result of the inclusion of the equity interest of IMC. For the year ended December 31, 1995, IMC recorded revenues of approximately $19.7 million comprised primarily of $15.1 million from gain on sale of loans.

  Total expenses increased $17.4 million or 187.1% to $26.7 million in 1995 from $9.3 million in 1994. This increase was a result of increased salaries, selling expenses and operating expenses related to increased loan origination and purchase volume during 1995, as well as inclusion of the operating results of CSC-UK, as compared to 1994. Total expenses as a percentage of total revenues decreased to 54.0% for 1995 from 83.4% in 1994. During 1995, amortization of goodwill totaled $493,794, related to the UK Acquisition. In future periods, total expenses will be impacted by $2.0 million of amortization expense on an annualized basis related to the goodwill recorded in connection with the UK Acquisition.

  Salaries and benefits increased $7.9 million or 183.7% to $12.2 million in 1995 from $4.3 million in 1994. This increase was primarily due to increased US staffing levels to 264 employees at December 31,

1995 from 114 employees at December 31, 1994 in connection with the Company's growth in loan origination and purchase volume and geographic expansion, as well as an increase in loans serviced.

Interest expenses increased $3.0 million or 187.5%, to $4.6 million in 1995 from $1.6 million in 1994. The increase was attributable to the interest costs associated with a larger balance of loans held pending sale during 1995 resulting from the increased loan origination and purchase volume during the year.

  Other expenses increased $6.0 million or 171.4% to $9.5 million in 1995 from $3.5 million in 1994 primarily as a result of increased selling costs of $2.3 million or 392.3% to $2.9 million in 1995 from $588,029 in 1994, increased professional fees of $796,343 or 106.9% to $1.5 million in 1995 from $745,105 in 1994 and increased other operating costs of $2.9 million or 131.8% to $5.1 million in 1995 from $2.2 million in 1994 incurred to support the $304.8 million increase in loan originations and purchase volume.

  Minority interest was $2.4 million for 1995. There was no minority interest for the comparable period in 1994. The minority interest was recognized during 1995 due to the inclusion of the consolidated operating results of CSC-UK, although CSC-UK was only 50% owned by the Company prior to September 30, 1995.

  Earnings before extraordinary item increased $11.5 million or 2,850.3% to $11.9 million in 1995 from $403,459 in 1994. This growth was due primarily to increased revenues resulting from an increase in loan origination and purchase volume and volume of loans sold during 1995 as the Company expanded its geographic base to 31 states and the District of Columbia and further penetrated existing markets. Additionally, the inclusion of CSC-UK's earnings, since its formation in May 1995, contributed $5.2 million, after taxes, to net income during 1995.

  An extraordinary loss of $295,943, net of taxes, was recorded due to early extinguishment of subordinated debentures in December 1995. The Company recognized as a loss the unamortized portion of the discount which was initially recorded as a result of the detachable warrants received by the lender in connection with the debt. After giving effect to the extraordinary loss, net earnings increased $11.2 million or 2,800.0% to $11.6 million in 1995 from $403,459 in 1994.




Year Ended December 31, 1994 Compared to Year Ended December 31, 1993

  Total revenues increased $6.7 million or 148.9% to $11.2 million in 1994 from $4.5 million in 1993. This increase was due to a combination of increased gains on loans sold, increased net mortgage origination income resulting from the increased loan origination and purchase volume and volume of loans sold compared to the prior period, as well as the addition of income from servicing loans from outside portfolios.

  Gain on sale of loans, all of which was derived from premium on whole loan sales, increased $3.6 million or 171.4% to $5.7 million in 1994 from $2.1 million in 1993. This increase was due primarily to the volume of loans sold during 1994 of approximately $138.0 million as compared to approximately $61.3 million in 1993, an increase of 125.1%. The average premium earned on loan sales was approximately 4.1% in 1994 as compared to 3.4% in 1993.

  Net mortgage origination income increased $1.1 million or 73.3% to $2.6 million in 1994 from $1.5 million in 1993. This increase was a result of the increase in loan origination and purchase volume to $154.4 million in 1994 from $77.6 million in 1993, partially offset by lower average origination fees earned.

   Interest income increased $1.4 million or 254.6% to $1.9 million in 1994 from $535,812 in 1993. This increase was due primarily to the increased balance of loans held for sale during the year resulting from the increased loan origination and purchase volume in excess of loans sold during the period.

   Servicing income increased to $414,173 in 1994 as a result of the January 1994 acquisition of Astrum. At December 31, 1994, the Company serviced $56.3 million of loan balances comprised of 401 loans. Prior to the Astrum acquisition, the Company did not provide loan servicing.


   Earnings from partnership interest increased to $391,000 in 1994 due to improved results of the operations of IMC which commenced operations in 1994. The Company did not have any earnings from partnership interest in the comparable period of the prior year. For the year ended December 31, 1994, IMC recorded revenues of approximately $11.8 million and net income of $4.7 million. Partnership revenues were primarily comprised of $8.1 million from gain on sale of loans and $2.0 million from net interest margin.


   Total expenses increased $5.2 million or 126.8% to $9.3 million in 1994 from $4.1 million in 1993 as additional selling expenses were incurred and new employees were added to develop and manage the increased loan origination volume and loan servicing volume. Total expenses as a percentage of total revenues decreased to 83.4% during 1994 from 92.7% during 1993.


   Salaries and benefits increased $2.4 million or 126.3% to $4.3 million in 1994 from $1.9 million in 1993. This was the result of increased staffing levels to 114 employees at December 31, 1994 from 35 employees at December 31, 1993 and related costs in connection with the Company's growth in loan origination and purchase volume to $154.4 million in 1994 from $77.6 million in 1993 and expansion into 17 states and the District of Columbia by December 31, 1994 from five states at December 31, 1993.

   Interest expense increased $887,681 or 131.4% to $1.6 million during the year ended December 31, 1994 from $675,747 during the year ended December 31, 1993. The increase is attributable to the interest costs associated with a larger balance of loans held pending sale during 1994 resulting from the increased loan origination and purchase volume during the year.


   Other expenses increased $2.0 million or 133.3% to $3.5 million in 1994 from $1.5 million in 1993 primarily as a result of increased selling costs of $242,592 or 70.2% to $588,029 in 1994 from $345,437 in 1993; increased professional fees of $479,370 or 180.4% to $745,105 in 1994 from $265,735 in
1993; and increased other operating costs of $1.2 million or 131.1% to $2.1 million in 1994 from $908,654 in 1993 incurred to support the increased loan origination and purchase volume. As a percentage of total revenues, however, other expenses remained relatively constant, increasing only slightly to 31.1% in 1994 from 34.0% in 1993.


   Net income increased $88,256 or 28.0% to $403,459 in 1994 from $315,203 during 1993. Excluding a one time charge of $680,000 related to the change in tax status in 1994 from an "S" corporation to a "C" corporation, however, 1994 net income increased 249.0% from 1993 to $1.1 million. Earnings before Taxes increased $1.6 million or 487.9% to $1.9 million in 1994 from $323,203 for 1993. This growth was due primarily to increased revenues resulting from an increase in loan origination and purchase volume and the volume of loans sold during 1994 as the Company expanded its geographic base and further penetrated existing markets.

FINANCIAL CONDITION

December 31, 1995 Compared to December 31, 1994

  Cash and cash equivalents increased $2.7 million or 293.7% to $3.6 million at December 31, 1995 from $919,291 at December 31, 1994 primarily as a result of excess proceeds from the December 1995 stock offering.

  Mortgage servicing receivables of $22.1 million were recorded as an asset at December 31, 1995 as a result of the initiation of loan sales with servicing retained partially offset by amortization expenses. There was no corresponding asset at December 31, 1994 due to the fact that prior to January 1995 the Company did not sell loans with servicing retained.


  Trading securities, which consist of interest-only and residual certificates, of $15.6 million were recorded as an asset at December 31, 1995 as a result of the initiation of loan sales through securitizations. There was no corresponding asset at December 31, 1994 due to the fact that prior to March 1995 the Company did not sell loans through securitizations.


  Mortgage loans held for sale increased $57.5 million or 344.3% to $74.2 million at December 31, 1995 from $16.7 million at December 31, 1994 due primarily to increased loan origination and purchase volume in excess of loan sale volume during the first nine months of 1995 as the Company expanded geographically into new states as well as increased its origination and purchase efforts in states in which the Company has an existing market presence.


  Mortgage loans held for investment, net increased $507,621 or 98.3% to $1.0 million at December 31, 1995 from $516,583 at December 31, 1994. This increase was a result of the Company's increased loan origination and purchase volume. As a percentage of total assets, mortgage loans held for investment decreased to 0.7% at December 31, 1995 from 2.4% at December 31, 1994.


  Goodwill and other intangibles net of amortization increased to $19.3 million at December 31, 1995 as a result of the UK Acquisition. Prior to 1995, the Company did not recognize any goodwill or other intangible assets.

  Warehouse financing outstanding increased $60.2 million or 409.5% to $74.9 million at December 31, 1995 from $14.7 million at December 31, 1994 primarily as a result of increased loan origination and purchase volume in excess of the volume of loans sold as reflected in the increase in mortgages held for sale, net.

  Accounts payable and other liabilities increased $15.7 million or 2,235.8% to $16.4 million at December 31, 1995 from $702,214 at December 31, 1994. This was primarily the result of the UK Acquisition and increased escrow balances associated with the increased loan servicing portfolio.


  Stockholders' equity increased $53.9 million or 1,684.4% to $57.1 million at December 31, 1995 from $3.2 million at December 31, 1994 primarily as a result of net income of $11.6 million for the year, the $21.6 million of Common Stock issued in the UK Acquisition, and the $20.7 million from the December Common Stock offering.


LIQUIDITY AND CAPITAL RESOURCES


  The Company uses its cash flow from whole loan sales, loans sold through securitizations, capital markets offerings, pre-funding mechanisms through securitizations, loan origination fees, processing fees, net interest income and borrowings under its warehouse facility, US purchase facility, standby facility and UK purchase facility to meet its working capital needs. The Company's cash requirements include the funding of loan originations and purchases, payment of interest expenses, funding the over-collateralization requirements for securitizations, operating expenses, income taxes and capital expenditures.

  Adequate credit facilities and other sources of funding, including the ability of the Company to sell loans, are essential to the continuation of the Company's ability to originate and purchase loans. As a result of increased loan originations and purchases and its growing securitization program, the Company has operated, and expects to continue to operate, on a negative cash flow basis. During fiscal 1995, 1994 and 1993, the Company used cash of approximately $75.5 million, $5.3 million and $3.7 million, respectively. The Company's sale of loans through securitizations has resulted in a gain on sale of loans through securitizations recognized by the Company. The recognition of this gain on sale has a negative impact on the cash flow of the Company because significant costs are incurred upon closing of the transactions giving rise to such gain and the Company is required to pay state and federal income taxes on the gain on securitization in the period recognized, although the Company does not receive the cash representing the gain until later periods as the related loans are repaid or otherwise collected. During the same periods, the Company received cash of $80.2 million, $6.7 million and $4.4 million, respectively.

  The Company borrows funds on a short-term basis to support the accumulation of loans prior to sale. These short-term borrowings are made under a warehouse line of credit with a group of banks for which CoreStates Bank, N.A. ("CoreStates") serves as agent (the "Warehouse Facility"). Pursuant to the Warehouse Facility, the Company has available a secured revolving credit line of $72.0 million to finance the Company's origination or purchase of loans, pending sale to investors or for holding certain loans in its own portfolio (the "Revolving Credit Line"). The Revolving Credit Line is settled on a revolving basis in conjunction with ongoing loan sales and bears interest at a variable rate (8.26% at December 31, 1995) based on (i) 25 basis points over the higher of either the prime rate or the federal funds rate plus 50 basis points, or (ii) LIBOR (A) divided by the result of one minus the stated maximum rate at which reserves are required to be maintained by Federal Reserve System member banks, (B) plus 175 basis points, as periodically elected by the Company. The outstanding balance of this portion of the Warehouse Facility was $70.6 million at December 31, 1995. The Revolving Credit Line extends through June 1997. In addition, the Warehouse Facility provides for a secured revolving working capital credit line of up to $3.0 million to be used by the Company for general corporate purposes (the "Working Capital Credit Line"). The Working Capital Credit Line operates as a revolving facility until January 1, 1997 at which time any outstanding balance under the Working Capital Credit Line converts to a term loan. The Working Capital Credit Line bears interest at a variable rate (9.75% at December 31, 1995) based on 100 basis points over the higher of either the prime rate or the federal funds rate plus 50 basis points. There was no outstanding balance of the Working Capital Credit Line at December 31, 1995. The Working Capital Credit Line terminates on December 31, 1998.

  The Warehouse Facility also permits the Company to use up to $10.0 million of the Revolving Credit Line to provide subwarehouse lines of credit to certain loan correspondents from whom the Company purchases loans. In July 1995, the Company began lending funds on a short-term basis to assist in the funding of loans originated by certain of the Company's loan correspondents. Each borrowing under these subwarehouse credit lines has a term of not more than 30 days. The Company requires personal guarantees of the credit line from the principals of the related loan correspondents. At December 31, 1995, the aggregate balance of loans outstanding under this program was $1.6 million, with applications pending for an additional $4.1 million of loans.

  The Company has a $50.0 million loan purchase agreement (the "US Purchase Facility") with ContiTrade whereby the Company originates and then sells loans and retains the rights to repurchase loans at a future date for whole loan sales to institutional investors or for sales through securitizations. This agreement extends through June 1999. The aggregate principal balance of loans sold to and retained by ContiTrade at December 31, 1995 under the US Purchase Facility was $48.7 million. The Company also has a standby financing arrangement with ContiTrade (the "Standby Facility") whereby ContiTrade provides the Company up to $10.0 million line of credit which is secured by the interest-only and residual certificates the Company receives upon loan sales through securitizations. As of December 31, 1995, the Company had $9.2 million available under the Standby Facility. The Standby Facility bears interest at a variable rate based on LIBOR plus 200 basis points (7.625% at December 31, 1995) and the agreement extends through June 1999.


  In May 1995, CSC-UK and Greenwich entered into a mortgage loan purchase agreement that included a working capital facility with respect to the funding of fixed and variable rate, residential mortgage loans originated or purchased by CSC-UK in the UK (the "Old UK Facility"). Pursuant to the Old UK Facility, CSC-UK sold all of the loans it originated during 1995 to Greenwich which was required to buy such loans. After the payment of certain fees and expenses to CSC-UK, Greenwich received under the terms of Old UK Facility a significant participation in the cash flows associated with such 1995 loans, which participation with respect to such 1995 loans was purchased by CSC-UK prior to 1995 year-end. The aggregate principal balance of loans sold to Greenwich at December 31, 1995 under the Old UK Facility was $41.4 million. Outstanding amounts under the working capital facility portion of the Old UK Facility accrued interest at a rate of LIBOR plus 250 basis points during 1995 (9.11% at December 31, 1995). The outstanding balance under this working capital facility was (pound)1.8 million ($2.8 million) at December 31, 1995.



  In March 1996, CSC-UK and Greenwich entered into a new mortgage loan purchase agreement effective as of January 1, 1996 that includes a working capital facility with respect to the funding of variable rate, residential mortgage loans originated or purchased by CSC-UK in the UK (the "UK Purchase Facility") and terminated the Old UK Facility. Pursuant to the UK Purchase Facility and with certain exceptions, CSC-UK sells all of the loans it originates to Greenwich which must buy such loans. CSC-UK and/or Greenwich will subsequently resell these loans through whole loan sales or securitizations. The UK Purchase Facility includes a working capital facility pursuant to which CSC-UK is advanced amounts based on a percentage of the principal balance of loans originated or purchased by CSC-UK and sold to Greenwich, which advance may not exceed (pound)10.0 million in the aggregate outstanding at any time. Outstanding amounts under this working capital facility bear interest at a rate of LIBOR plus 255 basis points. This agreement expires as to the working capital facility on December 31, 2000 and as to the purchase facility on December 31, 2015. Both CSC-UK and Greenwich are prohibited from entering into substantially similar transactions with other parties. CSC-UK agreed to pay a fee to Greenwich in connection with the UK Purchase Facility in the aggregate amount of $38.0 million, evidenced by two notes bearing interest at a rate of 6.2%, payable in amounts of $13.0 million on December 15, 1996 and $25.0 million on December 15, 1997. Such fee will be amortized over the life of the UK Purchase Facility.



  The Company is required to comply with various operating and financial covenants as defined in the agreements described above, including maintaining an adjusted leverage ratio of senior debt to adjusted tangible net worth of less than 10:1, an adjusted tangible net worth greater than $50.0 million and a ratio of subordinated debt to tangible net worth of not greater than 1:2. In addition, CSC-UK may not pay dividends to the Company. The continued availability of funds provided to the Company under these agreements is subject to the Company's continued compliance with these covenants.


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

  The Company's cash requirements may be significantly influenced by possible acquisitions or strategic alliances, although no particular acquisition or strategic alliance has been agreed upon or become the subject of any letter of intent or agreement in principle other than the J&J Acquisition.

  The Company anticipates that it will need to arrange for additional cash resources prior to the end of 1996 through the issuance of additional debt or equity securities or additional bank borrowings or a combination thereof. The Company has no commitments for additional bank borrowings or additional debt or equity financing and there can be no assurance that the Company will be successful in consummating any such financing transaction in the future on terms the Company would consider to be favorable.

ACCOUNTING CONSIDERATIONS

  The Company derives a significant portion of its income by recognizing gains upon the sale of loans through securitizations based on the fair value of the interest-only and residual certificates that the Company receives upon the sale of loans through securitizations. In loan sales through securitizations, the Company sells loans that it has originated or purchased to a REMIC trust for a cash purchase price and interests in such REMIC trust consisting of interest-only regular interests and the residual interest which are represented by the interest-only and residual certificates. The cash purchase price is raised through an offering by the REMIC trust of pass-through certificates representing regular interests in the REMIC trust. Following the securitization, the purchasers of the pass-through certificates receive the principal collected and the investor pass- through interest rate on the principal balance, while the Company recognizes as current revenue the fair value of the interest-only and residual certificates.

  Fair value of these certificates is determined based on various economic factors, including loan types, sizes, interest rates, dates of origination, terms and geographic locations. The Company also uses other available information such as reports on prepayment rates, collateral value, economic forecasts and historical default and prepayment rates of the portfolio under review.

  Although the Company believes it has made reasonable estimates of the fair value of the interest-only and residual certificates likely to be realized, the rate of prepayment and the amount of defaults utilized by the Company are estimates and actual experience may vary from its estimates.

  The gain on securitization recognized by the Company upon the sale of loans through securitizations will have been overstated if prepayments or losses are greater than anticipated. Higher than anticipated rates of loan prepayments or losses would require the Company to write down the fair value of the interest-only and residual certificates, adversely impacting earnings. Similarly, if delinquencies, liquidations or interest rates were to be greater than was initially assumed, the fair value of the interest-only and residual certificates would be negatively impacted which would have an adverse effect on income for the period in which such events occurred.

  Prior to the Company's adoption of SFAS No. 122 (as defined below), the Company derived a significant portion of its income by realizing gains upon the sale of loans due to the excess servicing spread associated with such loans recorded at the time of sale. Excess servicing spread represents the excess of the interest rate payable by an obligor on a loan over the interest rate passed through to the purchaser acquiring an interest in such loan, less the Company's normal servicing fee and other applicable recurring fees. The Company recognized as current revenue the present value of the excess servicing spread expected to be realized over the anticipated average life of loans sold. These capitalized excess servicing receivables were computed using prepayment, loss, delinquency and discount rate assumptions that the Company believed were reasonable. The Company periodically reviews these assumptions in relation to actual experience and, if necessary, adjusts the remaining asset to the net present value of the estimated remaining future excess servicing receivables.


  In the fourth quarter of 1995, the Company adopted the Statement of Financial Accounting Standards ("SFAS") No. 122, "Accounting for Mortgage Servicing Rights," which the Financial Accounting Standards Board issued in May 1995. SFAS No. 122 applies prospectively in fiscal years beginning after December 15, 1995 (with early application encouraged), to transactions in which a mortgage banking enterprise sells or securitizes mortgage loans with servicing rights retained and to impairment evaluations of all amounts capitalized as servicing rights, including those purchased before the adoption of such statement. This statement requires that a mortgage banking enterprise recognize rights to service mortgage loans for others as separate assets, regardless of how those servicing rights are acquired, and that a mortgage banking enterprise assess its capitalized servicing rights for impairment based on the fair value of the underlying servicing rights. The Company recognizes these rights and classifies them as mortgage servicing receivables. For the purpose of evaluating and measuring impairment of capitalized mortgage servicing receivables, the Company must categorize those mortgage servicing receivables based on one or more of the predominant risk characteristics of the underlying loans. The Company has determined the predominant risk characteristics to be interest rate risk and prepayment risk. Impairment shall be recognized through a valuation allowance for an individual category. The amount of impairment recognized shall be the amount by which the capitalized mortgage servicing receivables for a category exceed their fair value. Subsequent to the initial measurement of impairment, the Company shall adjust the valuation allowance to reflect changes in the measurement of impairment. Fair value in excess of the amount capitalized as mortgage servicing receivables (net of amortization), however, shall not be recognized. As a result of its adoption of SFAS No. 122 during the fourth quarter of 1995, the Company recognized net additional excess servicing receivables of approximately $460,000 during 1995.



  In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock Based Compensation," which is effective for fiscal years beginning after December 15, 1995. SFAS No. 123 encourages the adoption of a new fair value-based accounting method for employee stock-based compensation plans and appplies to all arrangements whereby an employee receives stock or other equity instruments of an employer based on the price of an employer's stock. Those arrangements include restricted stock options and stock appreciation rights. SFAS No. 123 also permits the retention of the Company's current method of accounting for these plans under Accounting Principles Board Opinion No. 25. The Company has not completed its analysis of the statement, nor has it decided upon the expense recognition or disclosure provisions of the statement.


                         ------------------------------

         The above management's discussion and analysis contains certain forward-looking statements that are subject to risk and uncertainty. Many factors could cause actual results to differ from these statements, including the Company's need for continued funding sources, sensitivity to economic slowdown and fluctuation in interest rates, accounting of mortgage servicing receivables and interest-only and residual certificates, dependence on securitizations, the effects of the Company's recent expansion, contingent risks on loans, concentration of US operations, competition and legislative and regulatory risks.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                            CITYSCAPE FINANCIAL CORP.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
                   (WITH INDEPENDENT AUDITORS' REPORT THEREON)


Report of Independent Auditors by KPMG Peat Marwick LLP.......................................               43
Report of Independent Auditors by BDO Stoy Hayward, Registered Auditors.......................               44
Report of Independent Auditors by Shane Yurman & Company......................................               45
Financial Statements:

Consolidated Statements of Financial Condition at December 31, 1995 and 1994 .................               46
Consolidated Statements of Operations for the years ended December 31, 1995, 1994 and 1993....               47
Consolidated Statements of Stockholders' Equity for the years ended December 31, 1995,                       48
     1994 and 1993............................................................................
Consolidated Statements of Cash Flows for the years ended December 31, 1995, 1994 and 1993....               49
     Notes to Consolidated Financial Statements...............................................            50-64

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Cityscape Financial Corp.:


We have audited the accompanying consolidated financial statements of Cityscape Financial Corp. and Subsidiary (the "Company") as of and for the years ended December 31, 1995 and 1994, as listed in the accompanying index. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the financial statements of City Mortgage Corporation Limited, a wholly-owned subsidiary, which statements reflect total assets constituting 12 percent and total revenues constituting 26 percent in 1995 of the related consolidated totals. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for City Mortgage Corporation Limited, is based solely on the report of the other auditors.



We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.



In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 1995 and 1994, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.


KPMG Peat Marwick LLP


New York, New York
March 27, 1996

CITY MORTGAGE CORPORATION LIMITED

REPORT OF THE AUDITORS

TO THE SHAREHOLDERS OF CITY MORTGAGE CORPORATION LIMITED

We have audited the consolidated financial statements of City Mortgage Corporation Limited (the "Company") and its subsidiaries as of and for the period ended December 31, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of City Mortgage Corporation Limited and its subsidiaries as of December 31, 1995 and the results of their operations and their cash flows for the period ended December 31, 1995 in conformity with generally accepted accounting principles.

BDO STOY HAYWARD
Chartered Accountants
 and Registered Auditors
London

27 March 1996

                          Independent Auditors' Report

                                                                  March 20, 1994

To The Board of Directors and Shareholders
Cityscape Financial Corp.

         We have audited the accompanying Statements of Operations, Stockholders' Equity and Cash Flows of Cityscape Corp. for the year ended December 31, 1993. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

         We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Cityscape Corp., for the year ended December 31, 1993, in conformity with generally accepted accounting principles.

                                          Shane Yurman & Company
                                          Certified Public Accountants

Monsey, New York

                            CITYSCAPE FINANCIAL CORP.

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                               DECEMBER 31, 1995     DECEMBER 31, 1994
                                                               -----------------     -----------------
Assets
     Cash and cash equivalents ...........................       $   3,598,549        $     919,291
     Cash held in escrow .................................           5,920,118               31,162
     Accrued interest receivable .........................             555,031              348,907
     Accounts receivable .................................             604,577              612,408
     Mortgage servicing receivables ......................          24,561,161                   --
     Trading securities ..................................          15,571,455                   --
     Mortgage loans held for sale, net ...................          73,852,293           16,681,514
     Mortgage loans held for investment, net .............           1,024,204              516,583
     Real estate owned, net ..............................             141,266              130,000
     Long-term receivable ................................             588,778              869,482
     Equipment and leasehold improvements, net ...........           2,380,571              412,482
     Investment in partnership ...........................             758,315              705,000
     Goodwill ............................................          19,258,011                   --
     Other assets ........................................           3,704,652              588,919
                                                                     ---------              -------
          Total assets ...................................       $ 152,518,981        $  21,815,748
                                                                 =============        =============

LIABILITIES
     Warehouse financing facilities ......................       $  74,901,975        $  14,680,435
     Accounts payable and other liabilities ..............          16,410,833              702,214
     Allowance for losses ................................           2,130,954                   --
     Income taxes payable ................................           1,204,803            1,228,000
     Standby financing facility ..........................             771,361                   --

     Subordinated debentures, net of discount ............                  --            1,419,156
                                                                     ---------              -------
          Total liabilities ..............................          95,419,926           18,029,805
                                                                    ----------           ----------
COMMON STOCK WARRANTS ....................................                  --              609,205
                                                                     ---------              -------
STOCKHOLDERS' EQUITY
     Preferred stock, $.01 par value, 5,000,000 shares
        authorized; no shares issued and outstanding                    --                   --
     Common stock, $.01 par value, 50,000,000  shares
        authorized; 14,450,366 and 10,107,490
        issued and outstanding in 1995 and
       1994, respectively ................................             144,503              101,074
     Additional paid-in capital ..........................          44,982,647            2,672,205
     Foreign currency translation adjustment .............              (6,219)                  --
     Retained earnings ...................................          11,978,124              403,459
                                                                    ----------              -------
          Total stockholders' equity .....................          57,099,055            3,176,738
                                                                    ----------            ---------
COMMITMENTS AND CONTINGENCIES
          Total liabilities and stockholders' equity .....       $ 152,518,981        $  21,815,748
                                                                 =============        =============




See accompanying notes to consolidated financial statements.

                            CITYSCAPE FINANCIAL CORP.
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                         FOR THE YEAR ENDED
                                                             DECEMBER 31,
                                        ---------------------------------------------------

                                             1995                1994               1993
                                             ----                ----               ----
Revenues
     Gain on sale of
       loans ........................   $ 38,198,121        $  5,691,165       $  2,088,502
     Mortgage origination
       income .......................      2,963,444           2,551,679          1,455,521
     Interest .......................      6,705,675           1,899,684            535,812
     Servicing income ...............        777,066             414,173                 --
     Earnings from
       partnership interest .........        481,789             391,000                 --
     Other ..........................        384,543             226,758            377,548
                                        ------------        ------------       ------------

             Total revenues .........     49,510,638          11,174,459          4,457,383

EXPENSES
     Salaries and employee
       benefits .....................     12,165,225           4,279,823          1,938,607
     Interest expense ...............      4,610,186           1,563,428            675,747
     Selling expenses ...............      2,895,113             588,029            345,437
     Other operating
       expenses .....................      6,581,244           2,889,720          1,174,389
    Amortization of goodwill ........        493,794                  --                 --
                                        ------------        ------------       ------------
            Total expenses ..........     26,745,562           9,321,000          4,134,180
                                        ------------        ------------       ------------
     Earnings before
       minority interest,
       income taxes and
       extraordinary item ...........     22,765,076           1,853,459            323,203
     Minority interest ..............      2,379,235                  --                 --
                                        ------------         -----------       ------------
     Earnings before income taxes
       and extraordinary item .......     20,385,841           1,853,459            323,203
     Provision for income
       taxes ........................      8,515,233           1,450,000              8,000
                                        ------------        ------------       ------------

     Earnings before
       extraordinary item ...........     11,870,608             403,459            315,203
     Loss from extinguishment
       of debt, net of taxes ........        295,943                  --                 --
                                        ------------        ------------       ------------
NET EARNINGS ........................   $ 11,574,665        $    403,459       $    315,203
                                        ============        ============       ============

     Earnings per share of
       common stock before
       extraordinary item ...........   $       1.00        $       0.04       $       0.03
     Extraordinary item .............          (0.03)                 --                 --
                                        ------------        ------------       ------------
     Earnings per share
       of common stock ..............   $       0.97        $       0.04       $       0.03
                                        ============        ============       ============
     Weighted average number
       of shares outstanding and
       common stock equivalents .....     11,919,000          10,280,472         10,000,240
                                          ==========          ==========         ==========





See accompanying notes to consolidated financial statements.

                            CITYSCAPE FINANCIAL CORP.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                  COMMON                              PAID-IN          TRANSLATION       RETAINED
                                  SHARES(1)       AMOUNT(1)           CAPITAL(1)        ADJUSTMENT       EARNINGS           TOTAL
                                  --------       ---------           ----------        ----------       --------           -----

Balance at December 31, 1992 ...    10,000,240    $    100,002     $    925,402                 --   $  1,057,672     $  2,083,076
      Net earnings .............            --              --               --                 --        315,203          315,203
                                    ----------    ------------     ------------        -----------   ------------     ------------
Balance at December 31, 1993 ...    10,000,240         100,002          925,402                 --      1,372,875        2,398,279
                                    ----------    ------------     ------------        -----------   ------------     ------------
      Reclassification of S
         corporation earnings ..            --              --        1,372,875                 --     (1,372,875)              --
       Issuance of common
         stock warrants ........            --              --          225,000                 --             --          225,000
       Issuance of common
         stock .................       107,250           1,072          148,928                 --                         150,000
       Net earnings ............            --              --               --                 --        403,459          403,459
                                    ----------    ------------     ------------        -----------   ------------     ------------
Balance at December 31, 1994 ...    10,107,490         101,074        2,672,205                 --        403,459        3,176,738
       Issuance of common
         stock .................     2,542,876          25,429       20,705,942                 --             --       20,731,371
       UK Acquisition ..........     1,800,000          18,000       21,604,500                 --             --       21,622,500
       Translation adjustment ..            --              --               --             (6,219)            --           (6,219)
       Net earnings ............            --              --               --                 --     11,574,665       11,574,665
                                    ----------    ------------     ------------        -----------   ------------     ------------
Balance at December  31, 1995...    14,450,366    $    144,503     $ 44,982,647       $     (6,219)  $ 11,978,124     $ 57,099,055
                                    ==========    ============     ============       ============   ============     ============


----------

(1) All amounts have been restated to reflect the 4,999,820 shares issued in connection with the CSC Acquisition and the 100% stock dividend paid in September 1995.

See accompanying notes to consolidated financial statements.

                            CITYSCAPE FINANCIAL CORP.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                For the Year Ended December 31,
                                                                    -------------------------------------------------------

                                                                        1995                  1994                 1993
                                                                        ----                  ----                 ----
Cash flows from operating activities:
     Net earnings ...........................................       $  11,574,665        $     403,459        $     315,203
     Adjustments to reconcile net earnings to net
       cash used in  operating activities:

          Depreciation and amortization .....................             801,780              126,195               26,563
          Income taxes payable ..............................             (23,197)           1,205,000                8,000
          Earnings from partnership interest ................            (481,789)            (391,000)                  --
          Increase in mortgage servicing receivables ........         (24,561,161)                  --                   --
          Increase in trading securities ....................         (15,571,455)                  --                   --
          Provision for losses ..............................           2,130,954              282,210                   --
          Increase in accrued interest
            receivable ......................................            (206,124)            (113,423)             (75,188)
          Proceeds from sale of mortgages ...................         401,716,611          147,999,989           73,744,463
          Mortgage origination funds disbursed ..............        (459,258,490)        (154,410,000)         (77,586,000)
          Other, net ........................................           8,365,022             (451,472)            (135,154)
                                                                    -------------        -------------        -------------
               Net cash used in operating
                 activities .................................         (75,513,184)          (5,349,042)          (3,702,113)
                                                                    -------------        -------------        -------------
Cash flows from investing activities:
     Net purchases of equipment .............................          (1,941,417)            (226,244)            (241,013)
     Net (advances) distributions from
       partnership ..........................................             428,474             (114,000)            (200,000)
     Increase in mortgages held for investment ..............            (507,621)             (33,419)            (483,164)
     Increase in real estate owned ..........................             (11,266)            (130,000)                  --
                                                                    -------------        -------------        -------------
               Net cash used in investing activities ........          (2,031,830)            (503,663)            (924,177)
                                                                    -------------        -------------        -------------
Cash flows from financing activities:
     Increase in warehouse facility and notes
       payable ..............................................          60,221,540            4,715,157            4,915,318
     Increase in standby financing facility .................             771,361                   --                   --
     Issuance of subordinated debentures ....................                  --            2,000,000                   --
     Net proceeds from issuance of common stock in CSC-UK ...             500,000
     Net proceeds from issuance of common
       stock ................................................          20,731,371              150,000                   --
     Redemption of subordinated debentures ..................          (2,000,000)            (200,000)            (500,000)
                                                                    -------------        -------------        -------------
               Net cash provided by financing
                 activities .................................          80,224,272            6,665,157            4,415,318
                                                                    -------------        -------------        -------------
Net increase (decrease) in cash and cash
  equivalents ...............................................           2,679,258              812,452             (210,972)
     Cash and cash equivalents at beginning of
       year .................................................             919,291              106,839              317,811
                                                                    -------------        -------------        -------------
     Cash and cash equivalents at end of ....................
       year .................................................       $   3,598,549        $     919,291        $     106,839
                                                                    =============        =============        =============
Supplemental disclosure of cash flow information:
     Income taxes paid during the year ......................       $   9,049,002        $     245,000        $       1,402
                                                                    =============        =============        =============
     Interest paid during the year ..........................       $   6,705,675        $   1,439,075        $     603,507
                                                                    =============        =============        =============




          See accompanying notes to consolidated financial statements.

                            CITYSCAPE FINANCIAL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1995, 1994 AND 1993

1.  ORGANIZATION

  Cityscape Financial Corp. ("Cityscape" or the "Company") is a consumer finance company that, through its wholly owned subsidiary, Cityscape Corp. ("CSC"), engages in the business of originating, purchasing, selling and servicing mortgage loans secured primarily by one- to four-family residences. The majority of the Company's loans are made to owners of single family residences who use the loan proceeds for such purposes as debt consolidation, financing of home improvements and educational expenditures, among others. In the US, the Company is licensed or registered to do business in 35 states and the District of Columbia. The Company commenced operations in the United Kingdom in May 1995 with the formation of City Mortgage Corporation Limited ("CSC-UK"), an English corporation that originates, sells and services loans in England, Scotland and Wales in which the Company initially held a 50% interest and subsequently purchased the remaining 50% (see Note 2). CSC-UK had no operations and no predecessor operations prior to May 1995.

2.  ACQUISITIONS


  On April 27, 1994, the Company acquired all of the capital stock of CSC in an acquisition in which the shareholders of CSC acquired beneficial ownership of 8,280,000 shares or 92% of the Company's Common Stock (the "CSC Acquisition"). In connection with the CSC Acquisition, the Company changed its name to Cityscape Financial Corp. From the date of its formation through the date of the CSC Acquisition, the Company's activities were limited to (i) the sale of initial shares in connection with its organization, (ii) a registered public offering of securities and (iii) the pursuit of a combination, by merger or acquisition. The CSC Acquisition was effective as of January 1, 1994, for financial reporting purposes.



  The CSC Acquisition and the issuance of Common Stock to the former CSC shareholders resulted in the former shareholders of CSC obtaining a majority voting interest in the Company. Generally accepted accounting principles require that the company whose shareholders retain the majority interest in a combined business be treated as the acquirer for accounting purposes. As a consequence, the CSC Acquisition has been accounted for as a "reverse acquisition" for financial reporting purposes and CSC is deemed to have acquired 100% interest in the Company, as of the date of the acquisition, and therefore the historical financial statements presented are those of CSC.



  The figures for the years ended December 31, 1994 and 1993 include the results of both the Company and CSC for the full years.


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

  In May 1995, the Company and three principals of a privately held UK-based mortgage banker formed CSC-UK. CSC-UK operates in the United Kingdom (excluding Northern Ireland, the "UK"), and lends to individuals who are unable to obtain mortgage financing from conventional mortgage sources such as banks and building societies because of impaired or unsubstantiated credit histories and/or unverifiable income. On September 29, 1995, the Company entered into an agreement with the three other shareholders of CSC-UK to acquire their 50% interest in CSC-UK not then owned by the Company through the issuance of 1,800,000 shares of the Company's Common Stock valued at $21.6 million (the "UK Acquisition"). The UK Acquisition was completed as of September 30, 1995. The UK Acquisition resulted in the recognition of $19.7 million of goodwill which is being amortized using the straight-line method over a life of ten years. In addition to the goodwill, the Company acquired assets of $9.0 million consisting primarily of mortgage servicing receivables and assumed $4.1 million of liabilities. The UK Acquisition was accounted for as a purchase transaction. No additional fair market value was assigned to the net assets received in the UK Acquisition.


3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

  The consolidated financial statements of the Company include the accounts of CSC and its wholly owned subsidiaries. As a result of the acquisition of the remaining 50% of CSC-UK at September 30, 1995, the consolidated statements of financial condition include the accounts of CSC-UK. The consolidated statements of operations include the accounts of CSC-UK with a corresponding minority interest for the earnings from May 2, 1995 to September 29, 1995, representing the 50% interest not held by the Company during this period. All significant intercompany balances and transactions have been eliminated in consolidation. The CSC Acquisition and the UK Acquisition have been accounted for under the purchase method of accounting and, more specifically with respect to the CSC Acquisition only, a "reverse acquisition" as described in Note 2 above.

REVENUE RECOGNITION


  Gains and losses on sale of mortgage loans are recognized when mortgage loans are sold to investors. The Company primarily sells loans on a non-recourse basis, at a price above the face value of the loan. Gain on the sale of loans is recorded on the settlement date. Included in gain on sale of loans is the present value of the differential between the interest rate payable by an obligor on a loan over the interest rate passed through to the purchaser acquiring an interest in such loan, less applicable recurring fees including the costs of credit enhancements and trustee fees and, in the case of CSC-UK loans, a third party investment bank's significant participation in the cash flows associated with such loans.



  In connection with the Company's pre-funding commitments in its securitization transactions, investors deposit in cash a pre-funded amount into the related trust to purchase loans the Company commits to sell on a forward basis. This pre-funded amount is invested pending subsequent transfers of loans to the trusts in short term obligations which pay a lower interest rate than the interest the trust is obligated to pay the certificate investors on the outstanding balance of the pre-funded amount. The Company is required to deposit at the closing of the related transaction an amount sufficient to make up the difference between these rates. The amount of the deposit which is not recovered by the Company is recorded as an expense of the transaction and a reduction of the gain recognized.



  Included in the gain on sale of loans is gain on securitization representing the fair value of the interest-only and residual certificates received by the Company which are reflected as trading securities. Gains on sales from securitization represents the difference between the proceeds received from the trust plus the fair value of the interest-only and residual certificates less the carry value of the loans sold. Fair value of these certificates is determined based on various economic factors, including loan types, sizes, interest rates, dates of origination, terms and geographic locations. The Company also uses other available information such as reports on prepayment rates, collateral value, economic forecasts and historical default and prepayment rates of the portfolio under review. The Company reviews these factors and, if necessary, adjusts the remaining asset to the fair value of the interest-only and residual certificates.

  Although the Company believes it has made reasonable estimates of the fair value of the interest-only and residual certificates likely to be realized, the rate of prepayment and the amount of defaults utilized by the Company are estimates and actual experience may vary from its estimates. The gain on securitization recognized by the Company upon the sale of loans through securitizations will have been overstated if prepayments or losses are greater than anticipated. Higher than anticipated rates of loan prepayments or losses would require the Company to write down the fair value of the interest-only and residual certificates, adversely impacting earnings. Similarly, if delinquencies, liquidations or interest rates were to be greater than was initially assumed, the fair value of the interest-only and residual certificates would be negatively impacted which would have an adverse effect on income for the period in which such events occurred. Should the estimated average loan life assumed for this purpose be shorter than the actual life, the amount of cash actually received over the lives of the loans would exceed the gain previously recognized at the time the loans were sold through securitizations and would result in additional income.


  Interest income includes income from mortgage loans held for sale and mortgage loans held for investment, in each case, calculated using the interest method and recognized on an accrual basis.


  Servicing income includes servicing fees, prepayment penalties and late payment charges earned for servicing mortgage loans owned by investors. All fees and charges are recognized into income when collected.

CASH AND CASH EQUIVALENTS

  Cash and cash equivalents consist of cash on hand and money market funds. Such funds are deemed to be cash equivalents for purposes of the statements of cash flows.

EQUIPMENT AND LEASEHOLD IMPROVEMENTS, NET

  Equipment and leasehold improvements, net, are stated at original cost less accumulated depreciation and amortization. Depreciation is computed principally by using the straight-line method based on the estimated lives of the depreciable assets.

  Expenditures for maintenance and repairs are charged directly to the appropriate operating account at the time the expense is incurred. Expenditures determined to represent additions and betterment's are capitalized. Cost of assets sold or retired and the related amounts of accumulated depreciation are eliminated from the accounts in the year of sale or retirement. Any resulting profit or loss is reflected in the statement of earnings.


MORTGAGE LOANS HELD FOR SALE, NET


  Mortgage loans held for sale, net, are reported at the lower of cost or market value, determined on an aggregate basis. Market value is determined by current investor yield requirements in accordance with SFAS No. 65 "Accounting for Certain Mortgage Banking Activities." There was no allowance for market losses on mortgage loans held for sale at December 31, 1995 and 1994, respectively.


MORTGAGE LOANS HELD FOR INVESTMENT, NET


  In May 1993, the FASB issued SFAS No. 114, "Accounting by Creditors for Impairment of a Loan." SFAS No. 114 requires lenders to measure the impairment based on the present value of expected future cash flows discounted at the loan's effective interest rate. As an alternative approach, SFAS No. 114 permits recognition of impairment based on an observable market price for the loan or on the fair value of the collateral of the loan if the loan is collateral dependent. An allowance for loan losses is to be maintained if the measure of the impaired loan is less than its recorded value.

  SFAS No. 114 was amended by SFAS No. 118 which allows for existing income recognition practices to continue. As required, the Company adopted these standards effective January 1, 1995, with no material impact on the financial statements.

MORTGAGE SERVICING RIGHTS


  Effective October 1, 1995, the Company adopted SFAS No. 122 "Accounting for Mortgage Servicing Rights." The Statement amends SFAS No. 65 to require that a mortgage banking enterprise recognize as separate assets the rights to service mortgage loans for others, however those servicing rights are acquired. The Statement requires the assessment of capitalized mortgage servicing rights for impairment to be based on the current fair value of those rights. Mortgage servicing rights are amortized in proportion to and over the period of the estimated net servicing income.



  As a result of its adoption of SFAS No. 122 during the fourth quarter of 1995, the Company recognized net additional excess servicing assets of approximately $460,000.


INCOME TAXES


  The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement and tax reporting bases of existing assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax laws. Deferred tax liabilities and assets are adjusted for the effect of a change in tax laws or rates.


FAIR VALUES OF FINANCIAL INSTRUMENTS

  SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments, whether or not recognized in the statement of financial condition, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based upon estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and the estimated future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. SFAS No. 107 excludes certain financial instruments and all non-financial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts does not represent the underlying value of the Company.

  The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

  Cash and cash equivalents: The carrying amount of cash on hand and money market funds is considered to be a reasonable estimate of fair market value.


  Mortgage servicing receivables: The fair value was determined by using estimated discounted future cash flows taking into consideration the current rate environment, current prepayment rates and default experience. The carrying amount is considered to be a reasonable estimate of fair market value.



  Trading securities: The fair value was determined by using estimated discounted future cash flows taking into consideration the current rate environment, current prepayment rates and default experience. The carrying amount is considered to be a reasonable estimate of fair market value.

  Mortgage loans held for sale, net: The fair values were estimated by using current institutional purchaser yield requirements. The fair value of the mortgage loans held for sale, net totaled $79.4 million and $17.7 million at December 31, 1995 and 1994, respectively.

  Mortgage loans held for investment, net: The fair value has been estimated using a combination of the current interest rate at which similar loans with comparable maturities would be made to borrowers with similar credit ratings, and adjustments for the additional credit risks associated with loans of this type. Since the loans have a weighted average coupon rate of 15.1% and 15.7% at December 31, 1995 and 1994, respectively, and since additional credit risk adjustments have been provided through reserves for loan losses, the carrying value is a reasonable estimate of fair value.

  Warehouse financing facilities: This facility has an original maturity of less than 120 days and, therefore, the carrying value is a reasonable estimate of fair value.

  Subordinated debentures, net of discount: Fair value was estimated based on rates currently available for debt with similar terms and remaining maturities.

  Standby financing facilities: The carrying amount of standby financing facilities is considered to be a reasonable estimate of fair market value.

  The notes that follow reflect fair values where appropriate for the financial instruments of the Company, utilizing the assumptions and methodologies as defined above.

GOODWILL AMORTIZATION

  The Company recognizes goodwill for the purchase price in excess of the fair market value of net assets acquired. Goodwill is amortized as an expense on a straight line basis over a period of ten years. The carrying value of goodwill is analyzed quarterly by the Company based upon the expected revenue and profitability levels of the acquired enterprise to determine whether the value and future benefit may indicate a decline in value. If the Company determines that there has been a decline in the value of the acquired enterprise, the Company writes down the value of the goodwill to the revised fair value.

REAL ESTATE OWNED, NET

  Real estate owned consists of real estate acquired through foreclosure or deed-in-lieu of foreclosure on defaulted loan receivables. These properties are carried at the lower of fair values less estimated selling costs or the acquisition cost of the property.

EARNINGS PER SHARE

  Earnings per share are based on the net earnings applicable to common stock divided by the weighted average number of common shares and common share equivalents outstanding during the year, after giving retroactive effect to a 100% stock dividend paid in September 1995 (see Note 17).

FOREIGN CURRENCY TRANSLATION

  The Company reflects the results of CSC-UK in accordance with SFAS No. 52, "Foreign Currency Translation." To the extent there are foreign currency translation gains or losses, such gains or losses are considered unrealized and are recorded and reported as a separate component of stockholders' equity.

RECLASSIFICATIONS

  Certain amounts in the statements have been reclassified to conform with the 1995 classifications.

NEW ACCOUNTING PRONOUNCEMENT

    In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation" which is effective for fiscal years beginning after December 15, 1995. SFAS No. 123 establishes financial accounting and reporting standards for stock-based employee compensation plans, and allows either expensing the value of stock-based compensation over the period earned, or disclosing in the notes to the consolidated financial statements the pro forma impact to net income and earnings per share as if the fair value of the awards had been charged to compensation expense. The Company has not completed its analysis of the statement, nor has it decided upon the expense recognition or disclosure provisions of the statement.

4.  MORTGAGE SERVICING RECEIVABLES

    This represents the unamortized net present value of the mortgage servicing retained by the Company taking into account several factors including industry practices. The amount is amortized over the estimated lives of the underlying receivables sold.

    The activity in the mortgage servicing receivables is summarized as follows:


                                                       YEAR ENDED
                                                      DECEMBER 31,
                                                          1995
                                                      -------------
             Balance, beginning of year ............  $         --
             Additions .............................  $ 24,877,622
             Amortization ..........................      (316,461)
                                                      ------------
             Balance, end of year ..................  $ 24,561,161
                                                      ============



    For the year ended December 31, 1995, $307.9 million of loans were sold with servicing retained by the Company. Such loans were generally sold at par with the Company retaining a participation in future cash flows. The Company discounts the cash flows on the underlying loans sold at a rate it believes a purchaser would require as a rate of return. The weighted average rate used to discount the cash flow for the period ended December 31, 1995 was approximately 10.1%. The mortgage servicing receivable is amortized using the same discount rate used to determine the original servicing recorded.



    Effective October 1, 1995, the Company adopted Financial Accounting Standards Board Statement No. 122 "Accounting for Mortgage Servicing Rights." This statement changed the methodology used to measure impairments of its mortgage servicing receivable. The new accounting methodology measures the asset's impairment on a disaggregate basis based on the predominant risk characteristic of the portfolio and discounts the asset's estimated future cash flow using a current market rate. The Company has determined the predominant risk characteristics to be interest rate risk and prepayment risk. The fair value of the existing mortgage servicing rights as of December 31, 1995 was approximately $23.1 million, which was in excess of book value and did not require a valuation allowance to be established. The market valuation was based upon the type of servicing, the level of servicing fee, current market prepayment speeds based upon coupon rate and a blended discount rate of 10.2% on the estimated future cash flows.



5.  TRADING SECURITIES



    The interests that the Company receives upon loan sales through securitizations are in the form of interest-only and residual mortgage securities which are classified as trading securities.


    In conjunction with loans sold through these securitizations, the Company recorded interest-only and residual certificates totaling $15.6 million ($4.8 million of interest-only certificates and $10.8 million of residual certificates) which approximates their fair value at December 31, 1995.

    In accordance with SFAS No. 115, the Company values the interest-only and residual certificates as "trading securities" and, as such, they are recorded at their fair value. Fair value of these certificates is determined based on various economic factors, including loan types, sizes, interest rates, dates of origination, terms and geographic locations. The Company also uses other available information such as reports on prepayment rates, interest rates, collateral value, economic forecasts and historical default and prepayment rates of the portfolio under review. If the fair value of the interest-only and residual certificates is different from the recorded value, the unrealized gain or loss will be reflected on the Consolidated Statements of Operations.

    During the year ended December 31, 1995, the Company sold $235.0 million of its US loan origination and purchase volume in securitizations ($50.0 million in March; $100.0 million in August; $85.0 million in December including $23.8 million under a pre-funding commitment which was funded after December 31,
1995). In loan sales through securitizations, the Company sells loans that it has originated or purchased to a REMIC trust for a cash purchase price and interests in such REMIC trusts which are represented by the interest-only and residual certificates. The cash purchase price is raised through an offering of pass-through certificates by the REMIC trust.

6.  RESERVE FOR LOSSES

    The activity in the reserve for losses on mortgage loans held for investment, and real estate owned is summarized as follows:

                                         FOR THE YEAR           FOR THE YEAR           FOR THE YEAR
                                            ENDED                  ENDED                  ENDED
                                         DECEMBER 31,           DECEMBER 31,           DECEMBER 31,
                                             1995                   1994                   1993
                                         ------------           ------------           ------------
Mortgages Held for
Investment:
Balance, beginning of year ...........     $250,210                     --                      --
Provision for losses .................           --               $ 40,000               $ 250,210
Charge-offs ..........................       51,816                     --                 (40,000)
                                           --------               --------               ---------
Balance, end of year .................     $198,394               $250,210                      --
                                           ========               ========               =========
Real Estate Owned:
Balance, beginning of year ...........     $ 32,000                     --                      --
Provision for losses .................           --               $ 32,000                      --
Charge-offs ..........................           --                     --                      --
                                           --------               --------               ---------
Balance, end of year .................     $ 32,000               $ 32,000                      --
                                           ========               ========               =========

7.  LONG-TERM RECEIVABLES

    Pursuant to certain loan placement agreements, the Company receives yield differential payments (interest override payments) on various loans. The present value of these earnings to be realized in the future are recognized at the time of sale (net of imputed interest) which contemplate substantially all loans being prepaid within a five to seven year period.

8.  EQUIPMENT AND LEASEHOLD IMPROVEMENTS, NET

    Equipment and leasehold improvements, net, at cost, is summarized as follows:


                                      DECEMBER 31,            DECEMBER 31,
                                          1995                    1994
                                      ------------            ------------
Office equipment .................     $2,473,365               $565,684
Leasehold improvements ...........         37,076                 16,000
Capitalized leases ...............        337,415                     --
                                       ----------               --------
                                        2,847,856                581,684
Accumulated depreciation .........        467,285                169,202
                                       ----------               --------
Balance, end of year .............     $2,380,571               $412,482
                                       ==========               ========

9.  EARNINGS FROM PARTNERSHIP INTEREST


    The earnings from partnership interest represents the Company's 9.1% limited partnership interest (at December 31, 1995) in Industry Mortgage Company, L.P., a Delaware limited partnership formed in 1993 ("IMC"). IMC originates purchases, sells and services mortgage loans that are secured primarily by one- to four-family residences. Pursuant to the terms of IMC's limited partnership agreement, the Company is obligated to offer to sell $1.0 million of loans per month to IMC at market prices. The Company entered into an agreement with IMC whereby, in return for the payment of a $420,000 fee (which has been capitalized and is being amortized using the straight-line method over a life of 14 months), such monthly obligation has been eliminated for the period from November 1, 1995, through December 31, 1996. The Company records its investment under the equity method of accounting and as such recognized $481,789 and $391,000 of equity earnings during the year ended December 31, 1995 and 1994, respectively. No capital contributions were made during the year ended December 31, 1995; capital contributions made to the partnership totaled $180,000 for the year ended December 31, 1994. The Company received partnership distributions totaling $428,474 and $66,000 for the years ended December 31, 1995 and 1994, respectively.


10.  OTHER ASSETS

    Other assets at December 31, 1995 and 1994 consist of the following:


                                                 1995                    1994
                                              ----------               --------
Notes receivable ........................     $  232,813               $415,450
Prepaid expenses ........................        421,839                129,590
Deferred expenses .......................        244,335                     --
Loan receivables subwarehousing .........      1,602,632                     --
Other ...................................      1,203,033                 43,879
                                              ----------               --------
     Total ..............................     $3,704,652               $588,919
                                              ==========               ========


    Included in notes receivable above, are notes receivable from directors and officers totaling $79,952, $205,000 at December 31, 1995 and 1994, respectively. These loans are at fixed rates of interest between 6% and 9% and are for terms between one and three years. Loan receivables-subwarehousing represent funds lent on a short term basis to assist in the funding of loans by certain of the Company's loan correspondents. Each borrowing under these subwarehouse credit lines has a term of not more than 30 days. At December 31, 1995, there were applications pending for an additional $4.1 million of such loans.

11.  FINANCING FACILITIES AND LOAN PURCHASE AGREEMENTS

    As of December 31, 1995, the Company had available a warehouse line of credit with a group of banks (the "Warehouse Facility"). Pursuant to the Warehouse Facility, the Company has available a secured revolving credit line of $72.0 million in order to finance the Company's origination or purchase of loans, pending sale to investors or for holding certain loans in its own portfolio. The revolving credit line is settled on a revolving basis in conjunction with ongoing loan sales and bears interest at a variable rate based on (i) 25 basis points over the higher of either the prime rate or the federal funds rate plus 50 basis points, or (ii) LIBOR (A) divided by the result of one minus the stated maximum rate at which reserves are required to be maintained by Federal Reserve System member banks, (B) plus 175 basis points, as periodically elected by the Company. The revolving credit portion of the Warehouse Facility extends through June 1997. The balance outstanding at December 31, 1995 totaled $72.1 million. In addition, the Warehouse Facility provides for a secured revolving working capital credit line of up to $3.0 million to be used by the Company for general corporate purposes. The working capital credit line operates as a revolving facility until January 1, 1997 at which time any outstanding balance under the working capital credit line converts to a term loan. The working capital credit line bears interest at a variable rate based on 100 basis points over the higher of the prime rate or the federal funds rate plus 50 basis points. As of December 31, 1995, there was no balance outstanding against the facility. The working capital portion of the Warehouse Facility terminates on December 31, 1998. The Warehouse Facility also permits the Company to use up to $10.0 million of the revolving credit line to provide a subwarehouse line of credit to certain loan correspondents from whom the Company purchases loans.


    The Company has a $50.0 million loan purchase agreement whereby the Company originates and then sells loans and retains the right of first refusal to repurchase loans at a future date for whole loan sales to institutional investors or for sales through securitizations. This agreement extends through June 1999.



    The Company also has available an additional line of credit of $10.0 million as of December 31, 1995. Amounts borrowed under this facility are to be collateralized by the interest-only and residual certificates the Company receives upon loan sales through securitizations. As of December 31, 1995, this line had an outstanding balance of $771,361. In connection with this standby facility, the Company issued 450,000 Common Stock warrants in 1994 which were exercised at $0.875 per share in connection with the Company's December 1995 stock offering.


    In May 1995, CSC-UK and Greenwich entered into a mortgage loan purchase agreement that included a working capital facility with respect to the funding of fixed and variable rate, residential mortgage loans originated or purchased by CSC-UK in the UK (the "Old UK Facility"). Pursuant to the Old UK Facility, CSC-UK sold all of the loans it originated during 1995 to Greenwich which was required to buy such loans. After the payment of certain fees and expenses to CSC-UK, Greenwich received under the terms of Old UK Facility a significant participation in the cash flows associated with such 1995 loans, which participation with respect to such 1995 loans was purchased by CSC-UK prior to 1995 year-end. The aggregate principal balance of loans sold to Greenwich at December 31, 1995 under the Old UK Facility was $41.4 million. Outstanding amounts under the working capital facility portion of the Old UK Facility accrued interest at a rate of LIBOR plus 250 basis points during 1995 (9.11% at December 31, 1995). The outstanding balance under this working capital facility was (pound-sterling)1.8 million ($2.8 million) at December 31, 1995.


    In March 1996, CSC-UK and Greenwich entered into a new mortgage loan purchase agreement effective as of January 1, 1996 that includes a working capital facility with respect to the funding of variable rate, residential mortgage loans originated or purchased by CSC-UK in the UK (the "UK Purchase Facility") and terminated the Old UK Facility. Pursuant to the UK Purchase Facility and with certain exceptions, CSC-UK sells all of the loans it originates to Greenwich which must buy such loans. CSC-UK and/or Greenwich will subsequently resell these loans through whole loan sales or securitizations. The UK Purchase Facility includes a working capital facility pursuant to which CSC-UK is advanced amounts based on a percentage of the principal balance of loans originated or purchased by CSC-UK and sold to Greenwich, which advance may not exceed (pound)10.0 million in the aggregate outstanding at any time. Outstanding amounts under this working capital facility bear interest at a rate of LIBOR plus 255 basis points. This agreement expires as to the working capital facility on December 31, 2000 and as to the purchase facility on December 31, 2015. Both CSC-UK and Greenwich are prohibited from entering into substantially similar transactions with other parties. CSC-UK agreed to pay a fee to Greenwich in connection with the UK Purchase Facility in the aggregate amount of $38.0 million evidenced by two notes bearing interest at a rate of 6.2%, $13.0 million of which is payable on December 15, 1996 and $25 million of which is payable on December 15, 1997. Such fee will be amortized over the life of the UK Purchase Facility.


    The Company is required to comply with various operating and financial covenants as defined in the agreements described above. The continued availability of funds provided to the Company under these agreements is subject to the Company's continued compliance with these covenants.

    The carrying amount of the financing facilities is considered to be a reasonable estimate of fair value.

12.  SUBORDINATED DEBENTURES AND COMMON STOCK WARRANTS WITH PUT OPTIONS

    The Company had senior subordinated debentures in the principal amount of $2.0 million which bore interest at a fixed rate of 8% and required four mandatory principal repayments of $500,000 at six month intervals beginning on January 31, 1998 and ending on July 21, 1999, the maturity date. In connection with this financing in 1994, the lender received detachable warrants with a put option feature to purchase 800,000 shares of Common Stock. The put option feature permitted the warrant holder to require the Company to retire the warrants at any time after July 21, 1999. These warrants were initially valued at $609,205 based upon the terms of the agreement and were subsequently exercised in connection with the Company's December 1995 stock offering. The valuation of these warrants resulted in an original issue discount on the debt, which was being amortized over the term of the put option (five years) using the effective interest method. The debt is shown on the accompanying consolidated financial statements net of the remaining original issue discount of $580,844 at December 31, 1994. In December 1995, the Company extinguished this debt with proceeds from the public offering of its Common Stock (as more fully described in Note 17). As a result of this early extinguishment of debt, the Company recorded an extraordinary loss of $295,943, net of taxes.

    The carrying value of the subordinated debentures is considered to be a reasonable estimate of fair value.

13.  OTHER OPERATING EXPENSES

    Other operating expenses include the following:

                                                           FOR THE YEAR ENDED
                                                               DECEMBER 31,
                                       ------------------------------------------------------------
 ACCOUNT DESCRIPTION                      1995                     1994                     1993
                                       ----------               ----------               ----------
Professional fees ................     $1,541,448               $  745,105               $  265,735
Travel and entertainment .........      1,093,426                  365,200                   54,319
Telephone ........................        679,765                  305,020                  126,501
Foreclosure costs ................         34,388                  283,909                  192,499
Insurance ........................        318,567                  199,396                  112,961
Occupancy ........................        626,354                  139,170                  105,461
Office supplies ..................        588,902                  185,087                   71,818
Other ............................      1,698,394                  666,833                  245,095
                                       ----------               ----------               ----------
          Total ..................     $6,581,244               $2,889,720               $1,174,389
                                       ==========               ==========               ==========

14.  INCOME TAXES

    For years ending December 31, 1993 and prior, CSC had elected to be treated as a subchapter S Corporation for federal and, where permitted, state income tax purposes. As an S Corporation, CSC was not responsible for the payment of federal income taxes. On January 1, 1994, CSC terminated its S Corporation status and, accordingly, has been subject to federal and state income taxes as a C Corporation since that date. As a result of the termination of the S Corporation status, net deferred tax liabilities totaling $680,000 were reinstated as of January 1, 1994 and were included as an income tax provision in 1994.

    The sources of earnings before income taxes for the years ended December 31, 1995 and 1994 are as follows:

                                              1995                      1994
                                           -----------               ----------
US ...................................     $14,036,665               $1,853,459
Foreign ..............................       6,349,176                       --
                                           -----------               ----------
Earnings before income taxes .........     $20,385,841               $1,853,459
                                           ===========               ==========

    The provision for income taxes for the years ended December 31, 1995 and 1994 are comprised of the following:

                                          1995             1994
                                       ----------        --------
            Current
              Federal .........        $5,295,717        $814,020
              State ...........         1,388,288         159,980
              Foreign .........         2,105,155              --
                                       ----------        --------
                                        8,789,160         974,000
                                       ==========        ========

        Deferred
             Federal ...................  $  (224,620)        $  397,817
             State .....................      (49,307)            78,183
                                             (273,927)           476,000
                                          -----------         ----------
        Provision for income taxes .....  $ 8,515,233         $1,450,000
                                          ===========         ==========

    Deferred income taxes included in the statements of financial condition reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax reporting purposes primarily resulting from the use of the cash basis for tax reporting purposes. A schedule of the temporary differences and the related tax effect for the years ended December 31, 1995 and 1994 are as follows:

                                              1995             1994
                                           ---------         --------
          Reserves ..................      $(242,752)        $112,884
          Investment in partnership..        (89,255)          36,000
          Change from cash to
            accrual..................          6,593          327,116
          Other .....................         51,487               --
                                           ---------         --------
                                           $(273,927)        $476,000
                                           =========         ========

    The reconciliation of income tax computed at the US federal statutory tax rate to the effective income tax rate for the years ended December 31, 1995 and 1994 is as follows:

                                                             1995         1994
                                                             ----         ----
 Federal income tax at statutory rate ..................     35.0%        35.0%
 State and local taxes, net of federal tax benefit .....      4.2          6.5
 Difference in effective tax rate on foreign earnings ..      0.2           --
 Deferred income taxes resulting from change in tax
   status...............................................       --         36.7
Other, net .............................................      2.4           --
                                                             ----         ----
                                                             41.8%        78.2%
                                                             ====         ====

    Deferred taxes as of December 31, 1995 and 1994 are as follows:

                                                1995             1994
         Gross deferred tax assets .....     $ 868,406         $148,884
         Less: valuation allowance .....      (284,779)              --
                                              --------          -------
         Net deferred assets ...........       583,627          148,884
                                              --------          -------
         Deferred tax
         liabilities:
              Current ..................       332,974          264,814
              Non-current ..............       452,728          360,070
                                             ---------         --------
         Total .........................       785,702          624,884
                                             ---------         --------
         Net deferred tax liabilities ..     $ 202,075         $476,000
                                             =========         ========

    The net change in the total valuation allowance for the year ended December 31, 1995 was an increase of $284,779 representing a 100% valuation allowance taken against the excess foreign tax credits from UK source income.

15. EMPLOYEE BENEFIT PLANS

    The Company has a defined contribution plan (401(k)) for all eligible employees. Contributions to the plan are in the form of employee salary deferrals which may be subject to an employer matching contribution up to a specified limit at the discretion of the Company. In addition, the Company may make a discretionary annual profit sharing contribution on behalf of its employees. The Company's contribution to the plan amounted to approximately $25,319 and $11,000 for the year ended December 31, 1995 and 1994, respectively.

    Effective June 1, 1995, the Board of Directors adopted, and the stockholders of the Company approved, the 1995 Stock Option Plan (the "Stock Option Plan"). No more than 1,800,000 shares of Common Stock may be issued upon exercise of options granted under the Stock Option Plan, and no eligible person may receive options to purchase more than 300,000 shares of Common Stock during any calendar year, subject to adjustment to reflect stock splits, stock dividends and similar capital stock transactions. As of December 31, 1995, there were 410,000 options granted under the Stock Option Plan at an exercise price of $5.00 per share, of which 90,000 options were exercisable and none of which had been exercised.

    Effective December 1994, the Board of Directors adopted, and the stockholders of the Company approved, the Company's 1995 Employee Stock Purchase Plan (the "Stock Purchase Plan"). The Stock Purchase Plan permits eligible employees of the Company to purchase Common Stock through payroll deductions of up to ten percent of their compensation (including base salary or hourly compensation and cash bonuses), up to a maximum of $25,000 for all purchase periods ending within any calendar year. The price of Common Stock purchased under the Stock Purchase Plan will be 85% of the lower of the fair market value of a share of Common Stock on the commencement date or the termination date of the relevant offering period as determined by the bid price listed on the National Quotation Bureau, Inc. OTC Bulletin Board.

    For the plan periods ending June 30, 1995, and December 31, 1995, employees purchased 21,876 and 11,762 shares at a price of $1.54 and $4.68 per share respectively. The Company recognizes as compensation expense the difference between the fair market value and the purchase price of the stock.

16.  COMMITMENTS AND CONTINGENCIES

LEASES

    The Company leases premises and equipment under operating leases with various expiration dates. Minimum annual rental payments at December 31, 1995 are as follows:

                      1996 ..................  $1,124,669
                      1997 ..................   1,066,020
                      1998 ..................   1,032,862
                      1999 ..................     917,584
                      2000 ..................     527,800
                                               ----------
                      Total .................  $4,668,935
                                               ==========


    Rent expense for office space amounted to $576,884, $110,000 and $102,000 for the years ended December 31, 1995 and 1994 and 1993, respectively.

LITIGATION

    In the normal course of business, the Company is subject to various legal proceedings and claims, the resolution of which, in management's opinion, will not have a material adverse effect on the consolidated financial position or the results of operations of the Company.

EMPLOYEE AGREEMENTS

    The Company has employment agreements with 11 officers of the Company. The Company guarantees annual compensation ranging from approximately $150,000 to $260,000 per year, plus bonuses (where applicable) in amounts as defined in the agreements. The officers' compensation will be increased each year by an amount approved by the Board of Directors. The agreements terminate upon the occurrence of certain events as defined by the respective agreements.

17.  STOCKHOLDERS' EQUITY


    In April 1994, the Company effected a 12 for 1 forward stock split of the existing 30,010 (60,020 after giving effect to the 1995 Dividend as discussed below) Common Stock shares of the Company and then issued 4,140,000 (8,180,000 after giving effect to the 1995 Dividend as discussed below) shares of its Common Stock in exchange for 100% of the common stock (300 shares) of CSC (see
Note 2). During 1994, the par value of the Common Stock was restated to $.01 per share. Immediately following the CSC Acquisition, 500,000 (1,000,000 after giving effect to the 1995 Dividend as discussed below) shares of Common Stock were issued to executive officers of the Company for net proceeds of $100,000.



    In June 1994, the Company issued warrants to purchase 225,000 (450,000 after giving effect to the 1995 Dividend discussed below) shares of Common Stock in connection with obtaining a standby facility (see Note 12). These warrants were recorded as an increase to additional paid in capital for the excess of the fair value over the exercise price at the time of issuance.



    During the fourth quarter of 1994, the Company issued an additional 53,625 (107,250 after giving effect to the 1995 Dividend as discussed below) shares of Common Stock to employees of the Company, resulting in net proceeds of $50,650. The Company recognized approximately $19,000 as compensation expense representing the difference between the fair market value and the purchase price of the stock issued.



    During the first nine months of 1995, the Company issued 21,438 shares, (42,876 after giving effect to the 1995 Dividend as discussed below), of Common Stock resulting in an increase to Stockholders' equity of $158,568.


    On September 29, 1995 the Company effected a 2 for 1 Common Stock split in the form of a 100% stock dividend increasing the shares of Common Stock outstanding by 5,075,183 (the "1995 Dividend"). As more fully described in Note 2 in conjunction with the UK Acquisition, the Company issued an additional 1,800,000 shares of Common Stock resulting in an increase of $21.6 million to Stockholders' equity.


    In December 1995, the Company completed a public offering of its Common Stock in which the Company sold 1,250,000 shares of Common Stock at a public offering price of $18 per share and the former warrant holders (as more fully described above and in Note 12) sold 1,250,000 shares at the same price resulting in net proceeds of approximately $20.7 million to the Company.


    Directors who are not employees of the Company receive stock options pursuant to the Company's Directors Plan. The Directors Plan provides for automatic grants of an option to purchase 20,000 shares of Common Stock to the Company's eligible non-employee directors upon their election to the Board of Directors of the Company. Each eligible non-employee director is granted an additional option, subject to certain restrictions, to purchase 3,000 shares of Common Stock on each anniversary of his or her election so long as he or she remains an eligible non-employee director of the Company. Initial options granted under the Directors Plan generally vest 50% upon the first anniversary of the grant date and 50% upon the second anniversary of the grant date. As of December 31, 1995, 60,000 options at an average exercise price of $5.25 per share had been granted under the Directors Plan, none of which had been exercised.

18.  SEGMENTAL REPORTING

    For the years ended December 31, 1995 and December 31, 1994, revenues from loan sales and servicing constituted the only line of the Company's revenues. For the year ended December 31, 1995, there was one institutional purchaser who accounted for 10% or more of the total revenues (23.5%). For the year ended December 31, 1994, there were three institutional purchasers who each individually accounted for 10% or more of the total revenues (18.3%, 12.2% and 10.0%, respectively).

    Since May 1995, the Company's business activities have been conducted in the US and the UK. Operating profit is total revenues less operating expenses. In determining operating profit for each geographic area, the following items have not been considered: interest expense, amortization of goodwill and income taxes.

    The following table summarizes the Company's business activities by geographic regions for the year ended December 31, 1995.


                                         US                    UK          Consolidated
                                         --                    --          ------------
Revenues ...............      $  36,471,702           $13,038,936          $ 49,510,638
                              =============           ===========          ============

Operating profit .......      $  19,036,352           $ 8,832,704          $ 27,869,056
Interest expense .......                                                     (4,610,186)
Amortization of
   goodwill ............                                                       (493,794)
Minority interest
   (UK) ................                                                     (2,379,235)
                                                                           ------------
Earnings before
   income taxes ........                                                   $ 20,385,841
                                                                           ============

Identifiable assets ....      $ 112,005,523           $21,255,447          $133,260,970
Goodwill ...............                                                     19,258,011
                                                                           ------------
        Total assets                                                       $152,518,981
                                                                           ============

19.  SUBSEQUENT EVENTS

    In March 1996, the Company and CSC-UK entered into a definitive agreement pursuant to which CSC-UK will purchase all of the outstanding stock of J&J Securities Limited ("J&J") in exchange for (pound)15.0 million and 274,000 shares of Common Stock (the "J&J Acquisition"). J&J is a mortgage banker engaged in the same line of business as CSC-UK. The J&J Acquisition is scheduled to close prior to May 30, 1996.

20.  SELECTED QUARTERLY DATA (UNAUDITED)

    The following represents selected quarterly financial data for the Company:

                                                            THREE MONTHS ENDED
                                ---------------------------------------------------------------------------
                                 MARCH 31,             JUNE 30,           SEPTEMBER 30,         DECEMBER 31,
                                -----------           -----------         ------------          -----------
1993
 Revenues ................      $   906,603           $ 1,232,639          $   983,217          $ 1,334,924
 Net earnings ............          100,874               111,367               82,432               20,530
 Net earnings per share ..             0.01                  0.01                 0.01                   --
1994
 Revenues ................      $ 1,803,455           $ 2,295,501          $ 2,304,948          $ 4,770,555
 Net earnings ............         (482,878)              176,114               62,927              647,296
 Net earnings per share ..             (.05)                  .02                  .01                  .06
1995
 Revenues ................      $ 5,836,052           $10,272,702          $14,734,050          $18,667,834
 Earnings before
  extraordinary item .....        1,049,236             2,377,792            3,786,431            4,657,149
 Net earnings ............        1,049,236             2,377,792            3,786,431            4,361,206
 Earnings per share
   before extraordinary
   item ..................              .09                   .21                  .34                  .36
 Net earnings per share ..              .09                   .21                  .34                  .33

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    In June 1994, the Company dismissed Shane & Company ("SY&Co.") as its principal independent accountant and engaged KPMG Peat Marwick LLP as its principal independent accountant. The decision to change accountants was approved by the Company's Board of Directors. In connection with the audits of the Company's financial statements for the two most recent completed fiscal years prior to 1994 and during the interim period up until the date of the change in accountants, there were no disagreements with SY&Co. on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure. SY&Co.'s report on the financial statements for such years did not contain an adverse opinion or disclaimer of opinion, nor was it modified as to uncertainty, audit scope or accounting principles.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Information concerning the Company's executive officers is included under the caption "Executive Officers" following Part I, Item 4. Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires the Company's executive officers, directors and greater than 10% stockholders to file initial reports of ownership (on Form 3) and periodic changes in ownership (on Forms 4 and 5) of the Company's securities with the Securities and Exchange Commission (the "Commission"). Based solely on its review of copies of such forms and such written representations regarding compliance with such filing requirements as were received from its executive officers, directors and greater than 10% stockholders, the Company believes that, other than as described in the following two sentences, all such Section 16(a) filing requirements were complied with during 1995. Each of Messrs. Robert Grosser, Robert C. Patent and Asher Fensterheim failed to include in his report on Form 3 filed with the Commission pursuant to Section 16(a) of the Exchange Act on December 20, 1995, the fact that he had granted Mr. Jay L. Botchman an option to purchase 690,000 shares of Common Stock. Each of Messrs. Grosser, Patent and Fensterheim amended his Form 3 to include this information by filing a Form 5 on February 13, 1996.

    Other information required by this item is included in the section entitled "Election of Directors" of the Company's Proxy Statement which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the 1995 fiscal year and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

    The Company maintains certain employee benefit plans and programs in which its executive officers are participants. Copies of these plans and programs are incorporated by reference as Exhibits 10.20, 10.21 and 10.44 to this report. The additional information required by this item is included in the section entitled "Executive Compensation and Other Information" of the Company's Proxy Statement which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the 1995 fiscal year and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by this item is included in the sections entitled "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management" of the Company's Proxy Statement which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the 1995 fiscal year and is incorporated herein by reference

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by this item is included in the section entitled "Certain Relationships and Related Transactions" of the Company's Proxy Statement which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the 1995 fiscal year and is incorporated herein by reference.


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a)      Documents filed as part of this report:

                  1.       Financial Statements: included in Item 8.

                           Consolidated Statements of Financial Condition
                                    at December 31, 1993, 1994 and 1995

                           Consolidated Statements of Operations
                                    for the three years ended December 31, 1995

                           Consolidated Statements of Stockholders' Equity
                                    for the three years ended December 31, 1995

                           Consolidated Statements of Cash Flows
                                     for the three years ended December 31, 1995

                           Notes to Consolidated Financial Statements

                           Report of Independent Auditors

                  2.       Financial Statement Schedules:  None

                  3.       Exhibits:

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

   10.12 Standby Financing and Investment Banking Services Agreement, dated as of June 24, 1994, between CSC and ContiTrade, incorporated by reference to Exhibit 10.15 to the Company's Registration Statement on Form S-1 as declared effective by the Commission on December 20, 1995.



   10.13 Revolving Credit, Security, and Term Loan Agreement, dated as of June 30, 1995 among CSC, the Company, CoreStates Bank, N.A., Harris Trust and Savings Bank, NBD Bank and NatWest Bank N.A., as amended by Amendment No. 1 to the Revolving Credit Agreement, dated as of August 30, 1995, incorporated by reference to Exhibit
              10.19 to the Company's Registration Statement on Form S-1 as declared effective by the Commission on December 20, 1995.



   10.14      The Company's 1995 Stock Option Plan, incorporated by reference to
              Exhibit 10.20 to the Company's Registration Statement on Form S-1 as declared effective by the Commission on December 20, 1995.



   10.15 The Company's 1995 Non-Employee Directors Stock Option Plan, incorporated by reference to Exhibit 10.21 to the Company's Registration Statement on Form S-1 as declared effective by the Commission on December 20, 1995.

   10.16+ Mortgage Loan Purchase Agreement, dated as of May 26, 1995, between CSC-UK and Greenwich, incorporated by reference to Exhibit
              10.29 to the Company's Registration Statement on Form S-1 as declared effective by the Commission on December 20, 1995.



   10.17+ Letter, dated as of May 26, 1995, from Greenwich to CSC-UK regarding purchase commitment with respect to first and second mortgage loans located in the United Kingdom, incorporated by reference to Exhibit 10.30 to the Company's Registration Statement on Form S-1 as declared effective by the Commission on December 20, 1995.



   10.18+ Servicing Agreement, dated as of May 26, 1995, among CSC-UK, City Mortgage Servicing Limited and Greenwich, incorporated by reference to Exhibit 10.31 to the Company's Registration Statement on Form S-1 as declared effective by the Commission on December 20, 1995.



   10.19 Stock Purchase Agreement, dated as of September 29, 1995, among the Company, David Steene, Martin Brand and Gerald Epstein, incorporated by reference to Exhibit 10.32 to the Company's Registration Statement on Form S-1 as declared effective by the Commission on December 20, 1995.

   10.20 Service Agreement, dated as of April 5, 1995, between CSC-UK and David Steene, incorporated by reference to Exhibit 10.33 to the Company's Registration Statement on Form S-1 as declared effective by the Commission on December 20, 1995.



   10.21 Service Agreement, dated as of April 5, 1995, between CSC-UK and Martin Brand, incorporated by reference to Exhibit 10.34 to the Company's Registration Statement on Form S-1 as declared effective by the Commission on December 20, 1995.



   10.22 Service Agreement, dated as of April 5, 1995, between CSC-UK and Gerald Epstein, incorporated by reference to Exhibit 10.35 to the Company's Registration Statement on Form S-1 as declared effective by the Commission on December 20, 1995.



   10.23 Agreement, dated as of May 1, 1995, between CSC-UK and J.L.B. Equities, Inc., incorporated by reference to Exhibit 10.36 to the Company's Registration Statement on Form S-1 as declared effective by the Commission on December 20, 1995.



   10.24 Lease, dated as of August 2, 1995, among The Standard Life Assurance Company, City Mortgage Servicing Limited and CSC-UK, incorporated by reference to Exhibit 10.37 to the Company's Registration Statement on Form S-1 as declared effective by the Commission on December 20, 1995.



   10.25 Stock Option Agreement, dated as of March 6, 1996, by and among the Company, CSC-UK and Messrs. Jaye and Johnson, incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed with the Commission on March 14, 1996.

   10.26 Asset Purchase Agreement, dated March 6, 1995, by and among CSC-UK, J&J, UK Credit Corporation Limited ("UK Credit") and certain shareholders of UK Credit, incorporated by reference to
              Exhibit 2.2 to the Company's Current Report on Form 8-K filed with the Commission on March 14, 1996.



   10.27+ Letter Agreement, dated as of March 28, 1996, from Greenwich International, Ltd. to CSC-UK regarding purchase commitment with respect to first and second mortgage loans located in the United Kingdom, filed previously as Exhibit 10.46.



   10.28 Letter Agreement, dated March 28, 1996, between Greenwich and CSC-UK regarding termination of prior agreement, filed previously as Exhibit 10.47.



   16.1 Letter of change in certifying accountant, dated as of March 28, 1996, filed previously.


   21.1       Subsidiaries of the Company, incorporated by reference to Exhibit
              21.1 to the Company's Registration Statement on Form S-1 as declared effective by the Commission on December 20, 1995, filed previously.

   23.1*      Consent of Shane Yurman & Company

   23.2*      Consent of KPMG Peat Marwick LLP

   23.3*      Consent of BDO Stoy Hayward


   27.1*      Financial Data Schedule for the year ended December 31, 1995


---------------
*    Filed herewith




+    Confidential treatment granted with respect to certain provisions




         (b)      Reports on Form 8-K:

                  1. Form 8-K dated October 3, 1995 reporting the acquisition by the Company of the remaining 50% of the capital stock of City Mortgage Corporation Limited in exchange for the issuance of 1,800,000 shares of the Company's Common Stock.

                                   SIGNATURES



Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                                     CITYSCAPE FINANCIAL CORP.



                                     By: /s/ Tim S. Ledwick
                                         ______________________________________
                                         Tim S. Ledwick
                                         Chief Financial Officer
                                         (as chief accounting officer and on
                                         behalf of the registrant)



Date:  January 30, 1997

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

   10.12 Standby Financing and Investment Banking Services Agreement, dated as of June 24, 1994, between CSC and ContiTrade, incorporated by reference to Exhibit 10.15 to the Company's Registration Statement on Form S-1 as declared effective by the Commission on December 20, 1995.



   10.13 Revolving Credit, Security, and Term Loan Agreement, dated as of June 30, 1995 among CSC, the Company, CoreStates Bank, N.A., Harris Trust and Savings Bank, NBD Bank and NatWest Bank N.A., as amended by Amendment No. 1 to the Revolving Credit Agreement, dated as of August 30, 1995, incorporated by reference to Exhibit
              10.19 to the Company's Registration Statement on Form S-1 as declared effective by the Commission on December 20, 1995.



   10.14      The Company's 1995 Stock Option Plan, incorporated by reference to
              Exhibit 10.20 to the Company's Registration Statement on Form S-1 as declared effective by the Commission on December 20, 1995.



   10.15 The Company's 1995 Non-Employee Directors Stock Option Plan, incorporated by reference to Exhibit 10.21 to the Company's Registration Statement on Form S-1 as declared effective by the Commission on December 20, 1995.

   10.16+ Mortgage Loan Purchase Agreement, dated as of May 26, 1995, between CSC-UK and Greenwich, incorporated by reference to Exhibit
              10.29 to the Company's Registration Statement on Form S-1 as declared effective by the Commission on December 20, 1995.



   10.17+ Letter, dated as of May 26, 1995, from Greenwich to CSC-UK regarding purchase commitment with respect to first and second mortgage loans located in the United Kingdom, incorporated by reference to Exhibit 10.30 to the Company's Registration Statement on Form S-1 as declared effective by the Commission on December 20, 1995.



   10.18+ Servicing Agreement, dated as of May 26, 1995, among CSC-UK, City Mortgage Servicing Limited and Greenwich, incorporated by reference to Exhibit 10.31 to the Company's Registration Statement on Form S-1 as declared effective by the Commission on December 20, 1995.

   10.19 Stock Purchase Agreement, dated as of September 29, 1995, among the Company, David Steene, Martin Brand and Gerald Epstein, incorporated by reference to Exhibit 10.32 to the Company's Registration Statement on Form S-1 as declared effective by the Commission on December 20, 1995.



   10.20 Service Agreement, dated as of April 5, 1995, between CSC-UK and David Steene, incorporated by reference to Exhibit 10.33 to the Company's Registration Statement on Form S-1 as declared effective by the Commission on December 20, 1995.



   10.21 Service Agreement, dated as of April 5, 1995, between CSC-UK and Martin Brand, incorporated by reference to Exhibit 10.34 to the Company's Registration Statement on Form S-1 as declared effective by the Commission on December 20, 1995.



   10.22 Service Agreement, dated as of April 5, 1995, between CSC-UK and Gerald Epstein, incorporated by reference to Exhibit 10.35 to the Company's Registration Statement on Form S-1 as declared effective by the Commission on December 20, 1995.



   10.23 Agreement, dated as of May 1, 1995, between CSC-UK and J.L.B. Equities, Inc., incorporated by reference to Exhibit 10.36 to the Company's Registration Statement on Form S-1 as declared effective by the Commission on December 20, 1995.



   10.24 Lease, dated as of August 2, 1995, among The Standard Life Assurance Company, City Mortgage Servicing Limited and CSC-UK, incorporated by reference to Exhibit 10.37 to the Company's Registration Statement on Form S-1 as declared effective by the Commission on December 20, 1995.




   10.25 Stock Option Agreement, dated as of March 6, 1996, by and among the Company, CSC-UK and Messrs. Jaye and Johnson, incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form
              8-K filed with the Commission on March 14, 1996.



   10.26      Asset Purchase Agreement, dated March 6, 1995, by and among
              CSC-UK, J&J, UK Credit Corporation Limited ("UK Credit") and certain shareholders of UK Credit, incorporated by reference to
              Exhibit 2.2 to the Company's Current Report on Form 8-K filed with the Commission on March 14, 1996, filed previously as Exhibit
              10.45.



   10.27      Letter Agreement, dated as of March 28, 1996, from Greenwich
              International, Ltd. to CSC-UK regarding purchase commitment with respect to first and second mortgage loans located in the United
              Kingdom, filed previously as Exhibit 10.46.



   10.28      Letter Agreement, dated March 28, 1996, between Greenwich and
              CSC-UK regarding termination of prior agreement, filed previously as Exhibit 47.



   16.1       Letter of change in certifying accountant, dated as of March 28, 1996, filed previously.


   21.1       Subsidiaries of the Company, incorporated by reference to Exhibit
              21.1 to the Company's Registration Statement on Form S-1 as declared effective by the Commission on December 20, 1995.

   23.1*      Consent of Shane Yurman & Company                                              ________

   23.2*      Consent of KPMG Peat Marwick LLP                                               ________

   23.3*      Consent of BDO Stoy Hayward                                                    ________

   27.1*      Financial Data Schedule for the year ended December 31, 1995

[/R]

---------------
*    Filed herewith



+    Confidential treatment granted with respect to certain provisions