Form 10-Q/A
period 1996-06-30
CITYSCAPE FINANCIAL CORP
filed 1997-01-30
CIK 866253

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-Q/A
                                (AMENDMENT NO. 3)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER: 0-27314

                            CITYSCAPE FINANCIAL CORP.


           DELAWARE                          11-2994671
           --------                          ----------
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:


                      29,649,133 SHARES $.01 PAR VALUE, OF
                       COMMON STOCK, AS OF JANUARY 7, 1997
                       -----------------------------------

                            CITYSCAPE FINANCIAL CORP.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                         SIX MONTHS ENDED JUNE 30, 1996



                                                                                      PAGE
                                                                                      ----
PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Consolidated Statements of Financial Condition at June 30, 1996 and
    December 31, 1995                                                                    2

Consolidated Statements of Operations for the six month and the three months
    ended June 30, 1996 and 1995                                                         3

Consolidated Statements of Cash Flows for the six months ended June 30,
    1996 and 1995                                                                        4

Notes to Consolidated Financial Statements                                             5-7

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION                   8-16
        AND RESULTS OF OPERATIONS

PART II - OTHER INFORMATION                                                          17-21


                            CITYSCAPE FINANCIAL CORP.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                               June 30, 1996   December 31, 1995
                                                                                (Unaudited)        (Audited)
                                                                               -------------   -----------------
ASSETS
              Cash and cash equivalents                                        $   6,860,183   $   3,598,549
              Cash held in escrow                                                 10,885,667       5,920,118
              Prepaid commitment fees                                             37,034,000              --
              Available-for-sale securities                                        9,818,190              --
              Mortgage servicing receivables                                     129,223,915      24,561,161
              Trading securities                                                  45,414,617      15,571,455
              Mortgage loans held for sale, net                                  114,348,602      73,852,293
              Mortgage loans held for investment, net                              4,510,991       1,024,204
              Equipment and leasehold improvements, net                            5,956,176       2,380,571
              Goodwill                                                            48,788,336      19,258,011
              Other  assets                                                       31,962,110       6,352,619
                                                                               -------------   -------------
                   Total assets                                                $ 444,802,787   $ 152,518,981
                                                                               =============   =============

LIABILITIES
              Warehouse financing facilities                                   $  72,796,772   $  74,901,975
              Accounts payable and other liabilities                              35,648,248      16,410,833
              Allowance for loan losses                                           11,949,262       2,130,954
              Income taxes payable                                                38,829,387       1,204,803
              Standby financing facility                                           7,966,292         771,361
              Notes payable                                                       38,000,000              --
              Convertible subordinated debentures                                143,750,000              --
                                                                               -------------   -------------
                   Total liabilities                                             348,939,961      95,419,926
                                                                               -------------   -------------

STOCKHOLDERS' EQUITY
              Preferred stock, $.01 par value, 5,000,000 shares authorized;
                 no shares issued and outstanding                                         --              --
              Common stock, $.01 par value, 50,000,000 shares
                authorized; 29,626,452 and 28,900,732 issued and outstanding
                at June 30, 1996 and December 31, 1995, respectively                 296,264         289,007
              Additional paid-in capital                                          57,435,086      44,838,143
              Foreign currency translation adjustment                                 84,168          (6,219)
              Unrealized gain on available-for-sale securities, net of taxes       5,670,044              --
              Retained earnings                                                   32,377,264      11,978,124
                                                                               -------------   -------------
                   Total stockholders' equity                                     95,862,826      57,099,055
                                                                               -------------   -------------

COMMITMENTS AND CONTINGENCIES
                                                                               -------------   -------------
                   Total liabilities and stockholders' equity                  $ 444,802,787   $ 152,518,981
                                                                               =============   =============



          See accompanying notes to consolidated financial statements.

                            CITYSCAPE FINANCIAL CORP.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                          Three Months Ended June 30,  Six Months Ended June 30,
REVENUES                                                      1996          1995          1996          1995
                                                          -----------   ------------  -----------   ------------
     Gain on sale of loans                                $29,216,968   $ 8,591,851   $53,309,706   $12,471,351
     Mortgage origination income                            1,355,553       785,476     2,191,649     1,404,636
     Interest                                               6,460,688     1,067,926     9,478,371     2,133,758
     Servicing income                                         795,149        73,939     1,355,853        98,688
     Earnings from partnership interest                       110,000       196,639       260,000       431,000
     Other                                                    514,343        30,870       636,190        43,440
                                                          -----------   -----------   -----------   -----------
          Total revenues                                   38,452,701    10,746,701    67,231,769    16,582,873
                                                          -----------   -----------   -----------   -----------

EXPENSES
     Salaries and employee benefits                         9,170,243     2,281,875    14,552,588     4,084,079
     Interest expense                                       4,683,682     1,392,875     6,381,727     2,332,864
     Selling expenses                                       3,011,939       607,473     4,374,906       917,903
     Other operating expenses                               1,980,177     1,655,884     6,024,575     2,690,706
     Amortization of goodwill                                 708,486            --     1,202,280            --
                                                          -----------   -----------   -----------   -----------
          Total expenses                                   19,554,527     5,938,107    32,536,076    10,025,552
                                                          -----------   -----------   -----------   -----------

     Earnings before minority interest and income taxes    18,898,174     4,808,594    34,695,693     6,557,321
     Minority interest                                             --       845,608            --       845,608
                                                          -----------   -----------   -----------   -----------

     Earnings before income taxes                          18,898,174     3,962,986    34,695,693     5,711,713
     Provision for income taxes                             7,772,178     1,585,194    14,296,553     2,284,685
                                                          -----------   -----------   -----------   -----------

NET EARNINGS                                              $11,125,996   $ 2,377,792   $20,399,140   $ 3,427,028
                                                          ===========   ===========   ===========   ===========

PRIMARY EARNINGS PER SHARE
     Net earnings per share of common stock               $      0.37   $      0.11   $      0.68   $      0.16
                                                          ===========   ===========   ===========   ===========

FULLY DILUTED EARNINGS PER SHARE
     Net earnings per share of common stock               $      0.35   $         -   $      0.66   $        --
                                                          ===========   ===========   ===========   ===========

   WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
       AND COMMON STOCK EQUIVALENTS

    Primary                                                30,452,048    22,081,628    30,152,067    22,081,628
                                                          ===========   ===========   ===========   ===========
    Fully Diluted                                          33,841,939            --    31,940,693            --
                                                          ===========   ===========   ===========   ===========



          See accompanying notes to consolidated financial statements.

                            CITYSCAPE FINANCIAL CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                        Six Months Ended June 30,
                                                                         1996             1995
                                                                      (Unaudited)      (Unaudited)
                                                                     -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings                                                      $  20,399,140    $   3,427,028
   Adjustments to reconcile net earnings to net
     cash used in operating activities:
         Depreciation and amortization                                   2,692,300          113,711
         Income taxes payable                                           37,624,584        1,457,372
         Earnings from partnership interest                               (260,000)        (431,000)
         Increase in mortgage servicing receivables                    (56,275,808)      (5,438,021)
         Increase in trading securities                                (29,843,162)      (4,277,266)
        Increase in accrued interest receivable                         (1,621,521)         (82,267)
        (Increase) decrease in accounts receivable                     (10,472,041)         406,962
        Proceeds from sales of mortgages                               731,322,184      140,525,396
        Mortgage origination funds disbursed                          (730,999,857)    (148,539,391)
        (Increase) decrease  in other assets                           (11,918,090)          11,147
        Increase in accounts payable & other liabilities                21,385,770        2,109,193
        Other, net                                                     (12,300,708)         827,058
                                                                     -------------    -------------
              Net cash used in operating activities                    (40,267,209)      (9,890,078)
                                                                     -------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Acquisition of J&J and Heritable                                (89,102,097)              --
       Net purchases of equipment                                       (3,389,575)        (284,582)
       Net distributions from partnership                                  908,315          141,168
       Increase in mortgages held for investment                          (713,787)              --
       Increase in real estate owned                                      (180,472)              --
                                                                     -------------    -------------
              Net cash used in investing activities                    (92,477,616)        (143,414)
                                                                     -------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Increase (decrease) in warehouse facility and notes payable      (2,104,760)       8,832,791
       Increase (decrease) in standby financing facility                (1,138,261)       2,049,302
       Net proceeds from issuance of subordinated debentures           139,134,125               --
       Net proceeds from issuance of common stock                          115,355          500,000
                                                                     -------------    -------------
              Net cash provided by financing activities                136,006,459       11,382,093
                                                                     -------------    -------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                3,261,634        1,348,601

   Cash and cash equivalents at beginning of period                      3,598,549          919,291

                                                                     -------------    -------------
   Cash and cash equivalents at end of period                        $   6,860,183    $   2,267,892
                                                                     =============    =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Income taxes paid during the period                               $   2,925,028    $   1,463,625
                                                                     -------------    -------------
   Interest paid during the period                                   $   2,357,385    $   1,437,812
                                                                     =============    =============



          See accompanying notes to consolidated financial statements.

                            CITYSCAPE FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1996
                                   (UNAUDITED)

1. ORGANIZATION


     Cityscape Financial Corp. ("Cityscape" or the "Company") is a consumer finance company that, through its wholly-owned subsidiary, Cityscape Corp. ("CSC"), engages in the business of originating, purchasing, selling and servicing mortgage loans secured primarily by one- to four-family residences. The majority of the Company's loans are made to owners of single family residences who use the loan proceeds for such purposes as debt consolidation, financing of home improvements and educational expenditures, among others. In the United States, the Company is licensed or registered to do business in 37 states and the District of Columbia. The Company commenced operations in the United Kingdom in May 1995 with the formation of City Mortgage Corporation Limited ("CSC-UK"), an English corporation that originates, sells and services loans in England, Scotland and Wales in which the Company initially held a 50% interest and subsequently purchased the remaining 50% on September 30, 1995 (See
Note 3). CSC-UK had no operations and no predecessor operations prior to May
1995.


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

3.   CHANGES IN REPORTED AMOUNTS


    On September 26, 1996, the Company announced that it had determined that certain adjustments should be made to the Company's previously issued financial statements for the quarter ended June 30, 1996, to reflect a change in the accounting treatment with respect to the valuation of assets acquired as a result of the recent acquisitions of J&J and Heritable. The effect of this accounting change resulted in the Company eliminating $50.9 million in revenues and approximately $6.3 million of expenses originally recorded in connection with the acquisitions and a reduction in reported earnings of $26.5 million, or $0.78 per fully diluted share. Additionally, as a result of this accounting change the goodwill initially recorded in connection with such acquisitions was reduced from $60.5 million to $10.6 million resulting in a reduction of goodwill amortization of approximately $496,000 from the previously reported figure for the second quarter. The Staff of the Securities and Exchange Commissions has requested additional information from the Company in connection with the accounting related to the J&J Acquisition and the Heritable Acquisition.
The Company is supplying such requested information.

    On November 19, 1996, the Company announced that it had determined that certain additional adjustments relating to the J&J Acquisition and the Heritable Acquisition should be made to the financial statements for the quarter ended June 30, 1996. These adjustments reflect a change in the accounting treatment with respect to the $5.0 million of restructuring charges and the $17.3 million of deferred taxes recorded as a result of such acquisitions. The effect of these adjustments resulted in the Company increasing the goodwill as initially restated in September from $10.6 million to $30.6 million reflecting the reclassification, as costs of the acquisitions, of (i) the restructuring charges, previously recorded as an expense, and (ii) the offset to the tax liability incurred as part of the purchase accounting adjustments which had been previously recorded as a deferred tax asset. This increase in goodwill resulted in an increase of amortization expense as previously reported in the second quarter of 1996 of $170,692 and will result in a $502,150 per quarter increase in amortization expense through the first quarter of 2006. As a result of these adjustments, second quarter net earnings increased by $2.8 million or $0.08 per fully diluted share, from $8.3 million or $0.27 per filly diluted share, to $11.1 million or $0.35 per fully diluted share. For the six months ended June 30, 1996, net earnings increased from the previously reported $17.6 million or $0.58 per fully diluted share to $20.4 million or $0.66 per fully diluted share.



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


    In April 1996, CSC-UK acquired all of the outstanding stock of J&J Securities Limited ("J&J"), a London-based mortgage banker, for (pound-sterling)
15.3 million ($23.3 million based on the Noon Buying Rate on the date of such acquisition) in cash and 548,000 shares of the Company's Common Stock valued at $9.8 million based on the closing price of the Common Stock on the date of such acquisition less a discount for restriction on the resale of such stock (the "J&J Acquisition"). J&J has become a wholly-owned subsidiary of CSC-UK. The J&J Acquisition was accounted for as a purchase transaction. J&J provides primarily second lien mortgage loans to UK borrowers who are similar to the Company's UK borrowers. Pursuant to the J&J Acquisition, the Company acquired assets with a fair value of $52.6 million, consisting primarily of mortgage loans held for sale of $51.9 million, and assumed liabilities with a fair value of $46.5 million. Additional fair market value of $21.8 million, representing the value of the mortgage servicing receivables, was assigned to the net assets acquired in the J&J Acquisition. The J&J Acquisition resulted in the recognition of $5.2 million of goodwill, which is being amortized using the straight-line method over a life of ten years.



    In June 1996, CSC-UK acquired all of the outstanding stock of Heritable Group Limited ("Heritable") for approximately pounds-sterling 41.8 million ($64.1 million based on the Noon Buying Rate on the date of such acquisition) in cash and 99,362 shares of the Company's Common Stock valued at $2.5 million based on the closing price of the Common Stock on the date of such acquisition (the "Heritable Acquisition"). Heritable, a UK-based mortgage finance company, operates as a wholly-owned subsidiary of CSC-UK. The Heritable Acquisition was accounted for as a purchase transaction. Heritable originates a full range of mortgage loan products secured primarily by single family residences directed towards borrowers on the upper-end of the credit spectrum. Pursuant to the Heritable Acquisition, the Company acquired assets with a fair value of $194.8 million, consisting primarily of mortgage loans of $190.5 million, and assumed liabilities with a fair value of $182.8 million. Additional fair market value of $29.2 million, representing the value of the mortgage servicing receivables, was assigned to the net assets acquired. The Heritable Acquisition resulted in the recognition of $25.4 million of goodwill, which is being amortized using the straight-line method over a life of ten years.


5.  NEW ACCOUNTING PRONOUNCEMENT


      On January 1, 1996, the Company adopted Statement of Financial Accounting Standard ("SFAS") No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 encourages the adoption of a new fair value-based accounting method for employee stock-based compensation plans and applies to all arrangements whereby an employee receives stock or other equity instruments of an employer based on the price of an employer's stock. These arrangements include restricted stock options and stock appreciation rights. SFAS No. 123 also permits the retention of the Company's current method of accounting for these plans under Accounting Principles Board Opinion No. 25. The Company will continue its current method of accounting for stock-based compensation and therefore, pro forma disclosures in footnotes will be provided on an annual basis. The adoption of this SFAS had no impact on the Company's results of operations or its financial condition.


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


8.  FIRST NATIONAL BANK OF BOSTON TERM LOAN



    In June 1996, the Company entered into a $30.0 million term loan with The First National Bank of Boston ("Bank of Boston") to fund loan originations and purchases and working capital needs, secured by first and second liens on the interest-only and residual certificates the Company receives upon loan sales through securitizations. At June 30, 1996, there was no outstanding balance under the term loan. The term loan bears interest at a rate of 11.0% per annum.

PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Restatements


    On September 26, 1996, the Company announced that it had determined that certain adjustments should be made to the Company's previously issued financial statements for the quarter ended June 30, 1996, to reflect a change in the accounting treatment with respect to the valuation of assets acquired as a result of the recent acquisitions of J&J and Heritable. The effect of this accounting change resulted in the Company eliminating $50.9 million in revenues and approximately $6.3 million of expenses originally recorded in connection with the acquisitions and a reduction in reported earnings of $26.5 million, or $0.78 per fully diluted share. Additionally, as a result of this accounting change the goodwill initially recorded in connection with such acquisitions was reduced from $60.5 million to $10.6 million resulting in a reduction of goodwill amortization of approximately $496,000 from the previously reported figure for the second quarter. The Staff of the Securities and Exchange Commissions has requested additional information from the Company in connection with the accounting related to the J&J Acquisition and the Heritable Acquisition. The Company is supplying such requested information.



    On November 19, 1996, the Company announced that it had determined that certain additional adjustments relating to the J&J Acquisition and the Heritable Acquisition should be made to the financial statements for the quarter ended June 30, 1996. These adjustments reflect a change in the accounting treatment with respect to the $5.0 million of restructuring charges and the $17.3 million of deferred taxes recorded as a result of such acquisitions. The effect of these adjustments resulted in the Company increasing the goodwill as initially restated in September from $10.6 million to $30.6 million reflecting the reclassification, as costs of the acquisitions, of (i) the restructuring charges, previously recorded as an expense, and (ii) the offset to the tax liability incurred as part of the purchase accounting adjustments which had been previously recorded as a deferred tax asset. This increase in goodwill resulted in an increase of amortization expense as previously reported in the second quarter of 1996 of $170,692 and will result in a $502,150 per quarter increase in amortization expense through the first quarter of 2006. As a result of these adjustments, second quarter net earnings increased by $2.8 million or $0.08 per fully diluted share, from $8.3 million or $0.27 per fully diluted share, to $11.1 million or $0.35 per fully diluted share. For the six months ended June 30, 1996, net earnings increased from the previously reported
$17.6 million or $0.58 per fully diluted share to $20.4 million or $0.66 per fully diluted share.


Overview


    The Company is a consumer finance company engaged in the business of originating, purchasing, selling and servicing mortgage loans secured primarily by one- to four-family residences. The Company primarily generates income from gain on sale of loans sold through securitizations, gains recognized from premiums on loans sold through whole loan sales to institutional purchasers, interest earned on loans held for sale, excess mortgage servicing receivables, origination fees received as part of the loan application process and fees earned on loans serviced. Gain on sale of loans includes gain on securitization representing the fair value of the interest-only and residual certificates that the Company receives upon the sale of loans through securitizations in the US which are reflected as trading securities and the value of mortgage servicing receivables that it recognizes through UK securitizations. Included in gain sale of loans is the present value of the differential between the interest rate payable by an obligor on a loan over the interest rate passed through to the purchaser acquiring an interest in such loan, less applicable recurring fees including the cost of credit enhancements and trustee fees and, in the case of CSK-UK loans sold prior to January 1, 1996, a third party investment bank's significant participation in the cash flows associated with such loans. Gain on sale of loans constituted approximately 79.3% of total revenues for the six months ended June 30, 1996 and 75.2% of total revenues for the six months ended June 30, 1995. The Company completed its first US securitization in the first quarter of 1995 and its first UK securitization in the first quarter of 1996. The Company anticipates that it will continue to sell a substantial portion of its loans through securitizations with the balance sold in whole loan sales to institutional purchasers.



RESULTS OF OPERATIONS

Three Months Ended June 30, 1996 Compared to Three Months Ended June 30, 1995


    Total revenues increased $27.8 million or 259.8% to $38.5 million for the three months ended June 30, 1996 from $10.7 million for the comparable period in 1995. This increase was due primarily to higher gain on sale of loans resulting from the combined US and UK increased loan origination and purchase volume and volume of loans sold compared to the prior period and increased interest income resulting from higher average balances of loans held for sale, as well as increased discount accretion recognized on higher average balances of mortgage servicing receivables.



         Gain on sale of loans increased $20.6 million or 239.5% to $29.2 million for the three months ended June 30, 1996 from $8.6 million for the comparable period in 1995. This increase was due primarily to CSC-UK's gain on sale of loans of $15.3 million representing a 37.0% gain on the $41.4 million of loan sales during the period compared to gain on sale of loans of $2.7 million representing a 36.0% gain on the $7.5 million on loan sales during the comparable period in 1995. The higher average gain on sale for the three months ended June 30, 1996 was due primarily to the termination of the previous UK purchase facility pursuant to which Greenwich International Ltd., a subsidiary of Greenwich Capital Markets, Inc. (referred to herein, including any subsidiaries as "Greenwich") retained a significant participation in such gain. Additionally, the increase was due to the increased volume of US loan sales at lower average gains during the three months ended June 30, 1996 ($270.9 million of loan sales at a weighted average gain of 5.2% ($14.0 million) as compared to a weighted average gains of 7.7% ($5.9 million) on $76.9 million loan sales during the three months ended June 30, 1995). The lower average gain on sale of loans recognized during the three months ended June 30, 1996 was due primarily to the lower average margins from bulk purchases which began during the second quarter of 1996 and lower margins from correspondent wholesale loans, as well as lower margins from changes in interest rates during the second quarter of 1996.


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


    Interest income increased $5.4 million or 490.9% to $6.5 million for the three months ended June 30, 1996 from $1.1 million for the comparable period in 1995. This increase was due primarily to the increased balance of loans held for sale during the 1996 period resulting from the increased loan origination and purchase volume in excess of loans sold during the period, as well as interest income resulting from the accretion of the discount recorded on mortgage servicing receivables.


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


    Earnings from partnership interest decreased $86,639 or 44.1% to $110,000 for the three months ended June 30, 1996 from $196,639 for the comparable period in 1995. This decrease was due primarily to lower earnings recognized from the equity interest in Industry Mortgage Company, L.P. (including its successor, IMC Mortgage Company, "IMC") for the three months ended June 30, 1996.

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

Six Months Ended June 30, 1996 Compared to Six Months Ended June 30, 1995


    Total revenues increased $50.6 million or 304.8% to $67.2 million for the six months ended June 30, 1996 from $16.6 million for the comparable period in 1995. This increase was due primarily to higher gain on sale of loans resulting from the combined US and UK increase in loan origination and purchase volume and volume of loans sold compared to the prior period, the inclusion of the operating results of CSC-UK, which was not in existence until May 1995 and was 50% owned in the second quarter of 1995, increased discount accretion resulting from higher average balances of loans held for sale, as well as increased discount accretion recognized on higher average balances of mortgage servicing receivables, an increase in mortgage origination income due to an increased loan origination volume and an increase in servicing income.



     Gain on sale of loans increased $40.8 million or 326.4% to $53.3 million for the six months ended June 30, 1996 from $12.5 million for the comparable period in 1995. This increase was due primarily to the inclusion of CSC-UK's gain on sale of loans of $27.5 million representing a 40.0% gain on the $68.8 million of loan sales during the period as compared to gain on sale of loans of $2.7 million representing a 36.0% gain on the $7.5 million of loan sales during the comparable period in 1995. The higher average gain on sale for the six months ended June 30, 1996 was due primarily to the termination of the previous UK purchase facility pursuant to which Greenwich retained a significant participation in such gain. Additionally, the increase was due to the increased volume of US loan sales at lower average gains during the six months ended June 30, 1996 ($446.7 million of loan sales at a weighted average gain of 5.8% ($25.8 million) as compared to a weighted average gains of 7.3% ($9.8 million) on $133.6 million of loan sales during the six months ended June 30, 1995). The lower average gain on sale of loans recognized during the six months ended June 30, 1996 was a result of the lower average margins from bulk purchases which began during the second quarter of 1996, as well as lower margins from changes in interest rates during the second quarter of 1996.


    Mortgage origination income increased $787,013 or 56.0% to $2.2 million for the six months ended June 30, 1996 from $1.4 million for the comparable period in 1995. This increase was due primarily to (i) the increase in US loan origination and purchase volume to $456.7 million for the six months ended June 30, 1996 from $148.5 million for the comparable period in 1995 and (ii) the increase in mortgage origination income from CSC-UK. It is anticipated that the Company's origination fees as a percentage of loans originated will continue to decrease in the future. Mortgage origination income as a percentage of total revenues decreased to 3.3% for the 1996 period from 8.5% for the comparable period in 1995.



    Interest income increased $7.4 million or 352.4% to $9.5 million for the six months ended June 30, 1996 from $2.1 million for the comparable period in 1995. This increase was due primarily to the increased balance of loans held for sale during the 1996 period resulting from the increased loan origination and purchase volume in excess of loans sold during the period as well as interest income resulting from the accretion of the discount recorded on mortgage servicing receivables.


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


     Prepaid commitment fees were recorded as an asset at March 31, 1996 as a result of the UK Greenwich Facility (as such term is defined in "- Liquidity and Capital Resources") entered into by CSC-UK and Greenwich in March 1996, to be amortized over the 20-year life of the UK Greenwich Facility. The unamortized balance at June 30, 1996 was $37.0 million. There was no corresponding asset at December 31, 1995.


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


     Mortgage servicing receivables increased $104.6 million or 425.2% to $129.2 million at June 30, 1996 from $24.6 million at December 31, 1995. This increase was due primarily to the $50.9 million of mortgage servicing receivables recorded as a result of the J&J Acquisition and the Heritable Acquisition and the $44.3 million recognized as a result of the increase of loan sales primarily in the UK with servicing retained, partially offset by amortization expenses.



    Trading securities, which consist of interest-only and residential certificates, increased $29.8 million or 191.0% to $45.4 million at June 30, 1996 from $15.6 million at December 31, 1995. This increase was due to the $361.7 million of US securitizations completed during the first six months of 1996.


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



    Goodwill and other intangibles net of amortization increased $29.5 million or 152.8% to $48.8 million at June 30, 1996 from $19.3 million at December 31, 1995. This increase was due primarily to the goodwill recorded in connection with the J&J Acquisition and the Heritable Acquisition of $5.2 million and $25.4 million, respectively, offset by $1.2 million of amortization during the period.



     Other assets increased $25.6 million or 400.0% to $32.0 million at June 30, 1996 from $6.4 million at December 31, 1995. This increase was due primarily to the inclusion at June 30, 1996 of subwarehouse loan receivables of $5.6 million, deferred costs of $4.4 million related to the issuance of the Convertible

Debentures, CSC-UK receivables related to loan sales to Greenwich of approximately $9.3 million and other assets of CSC-UK of $6.2 million.


    Warehouse financing facilities outstanding decreased $2.1 million or 2.8% to $72.8 million at June 30, 1996 from $74.9 million at December 31, 1995. This increase was due primarily to the increased volume of loans directly funded by the Company with proceeds from the Convertible Debenture offering.



    Accounts payable and other liabilities increased $19.3 million or 117.7% to $35.7 million at June 30, 1996 from $16.4 million at December 31, 1995. This increase was due primarily to the inclusion of CSC-UK and increased escrow balances associated with the increased loan servicing portfolio.



    Allowance for losses increased $9.8 million or 466.7% to $11.9 million at June 30, 1996 from $2.1 million at December 31, 1995. This increase was due primarily to increased loans sold in the UK with servicing rights retained.


    Notes payable totaled $38.0 million at June 30, 1996 representing the $38.0 million note payable recorded in connection with the UK Greenwich Facility.


    Stockholders' equity increased $38.8 million or 68.0% to $95.9 million at June 30, 1996 from $57.1 million at December 31, 1995. This increase was due primarily to net earnings of $20.4 million for the six months ended June 30, 1996, stock issued in connection with the J&J Acquisition and Heritable Acquisition totaling $12.3 million, in addition to a $5.7 million unrealized gain on available-for-sale securities, net of taxes and a foreign currency translation adjustment of $84,168.


LIQUIDITY AND CAPITAL RESOURCES


    The Company's business requires substantial cash to support its operating activities. The Company's principal cash requirements include the funding of loan originations and purchases, payment of interest expenses, funding the over-collateralization requirements for securitizations, operating expenses, income taxes and capital expenditures. The Company uses its cash flow from whole loan sales, loans sold through securitizations, capital markets offerings, pre-funding mechanisms through securitizations, loan origination fees, processing fees, net interest income and borrowings under its warehouse facility, US purchase facilities, standby facilities and UK purchase facility to meet its working capital needs and to find acquisitions such as the J&J Acquisition and the Heritable Acquisition.



    Adequate credit facilities and other sources of funding, including the ability of the Company to sell loans, are essential to the continuation of the Company's ability to originate and purchase loans. As a result of increased loan originations and purchases and its growing securitization program, the Company has operated, and expects to continue to operate, on a negative cash flow basis. During the six month periods ended June 30, 1996 and 1995, the Company used operating cash of $40.3 million and $9.9 million, respectively. Additionally, during the same periods, the Company used $92.5 million and $143,414 in investing activities, primarily to fund the Company's acquisitions of J&J and Heritable in the 1996 period. The Company's sale of loans through securitizations resulted in a gain on sale recognized by the Company. The recognition of this gain on sale has a negative impact on the cash flow of the Company because significant costs are incurred upon closing of the transactions giving rise to such gain and the Company is required to pay income taxes on the gain on sale of loans through securitizations in the period recognized, although the Company does not receive the cash representing the gain until later periods as the related loans are repaid or otherwise collected. During the same periods, the Company received cash from financing activities of $136.0 million and $11.4 million, respectively.


    The Company borrows funds on a short-term basis to support the accumulation of loans prior to sale. These short-term borrowings are made under a warehouse line of credit with a group of banks for which CoreStates Bank, N.A. ("CoreStates") serves as agent (the "Warehouse Facility"). Pursuant to the Warehouse Facility, the Company has available a secured revolving credit line of $72.0 million to finance the Company's origination or purchase of loans, pending sale to investors or for holding certain loans in its own portfolio (the "Revolving Credit Line"). The Revolving Credit Line is settled on a revolving basis in conjunction with ongoing loan sales and bears interest at a variable rate (8.35% at June 30, 1996) based on the prime and LIBOR ratees based on (i) 25 basis points over the higher of either the prime rate or the federal funds rate plus 50 basis points or (ii) LIBOR (A) divided by the result of one minus the stated maximum rate at which reserves are required to be maintained by Federal Reserve System member banks,
(B) plus 175 basis points, as periodically elected by the Company. The outstanding balance of this portion of the Warehouse Facility was $55.9 million at June 30, 1996. The Revolving Credit Line extends through June 1997. In addition, the Warehouse Facility provides for a secured revolving working capital credit line of up to $3.0 million to be used by the Company for general corporate purposes (the "Working Capital Credit Line"). The Working Capital Credit Line operates as a revolving facility until January 1, 1997 at which time any outstanding balance under the Working Capital Credit Line converts to a term loan. The Working Capital Credit Line bears interest at a variable rate (9.3% at June 30, 1996) based on 100 basis points over the higher of either the prime rate or the federal funds rate plus 50 basis points. There was no outstanding balance under the Working Capital Credit Line at June 30, 1996. The Working Capital Credit Line terminates on December 31, 1998.

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


    In March 1996, CSC-UK entered into a mortgage loan purchase agreement with Greenwich effective as of January 1, 1996 (the "UK Greenwich Facility") that includes a working capital facility with respect to the funding of variable rate, residential mortgage loans originated or purchased by CSC-UK in the UK and terminated a previous facility with Greenwich. Pursuant to the UK Greenwich Facility and with certain exceptions, CSC-UK sells all of the loans it originates to Greenwich which must buy such loans. CSC-UK and/or Greenwich will subsequently resell these loans through whole loan sales or securitizations. The UK Greenwich Facility includes a working capital facility pursuant to which CSC-UK is advanced amounts based on a percentage of the principal balance of loans originated or purchased by CSC-UK and sold to Greenwich, which advance may not exceed (pound)10.0 million in the aggregate outstanding at any time. Outstanding amounts under this working capital facility bear interest at a rate of LIBOR plus 255 basis points (7.39% at June 30, 1996). This agreement expires as to the working capital facility on December 31, 2000 and as to the purchase facility on December 31, 2015. Both CSC-UK and Greenwich are prohibited from entering into substantially similar transactions with other parties. CSC-UK agreed to pay a fee to Greenwich in connection with the UK Greenwich Facility in the aggregate amount of $38.0 million, evidenced by a note bearing interest at a rate of 6.2% payable in installments of $13.0 million on December 15, 1996 and $25.0 million on December 15, 1997. Such fee is amortized over the life of the UK Greenwich Facility. The outstanding balance under the working capital facility portion of the UK Greenwich Facility was pound-sterling 10.0 million ($15.5 million) at June 30, 1996.


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


    The Company is required to comply with various operating and financial covenants as defined in the agreements described above, including maintaining an adjusted leverage ratio of senior debt to adjusted tangible net worth of less than 10:1 and an adjusted tangible net worth greater than $50.0 million. In addition, CSC-UK may not pay dividends to the Company. The continued availability of funds provided to the Company under these agreements is subject to the Company's continued compliance with these covenants.



    The Company's business requires continual access to short- and long-term sources of debt and equity capital. While management believes that it will be able to refinance or otherwise repay its debt in the normal course of business, there can be no assurance that existing lines can be extended or refinanced or that funds generated from operations will be sufficient to satisfy such obligations.


    The Company's cash requirements may be significantly influenced by possible acquisitions or strategic alliances, although there are no present agreements with respect to any significant acquisitions or strategic alliances.


    The Company anticipates that it will need to raise additional cash within the next several months through the issuance of additional debt or equity securities or additional bank borrowings or a combination thereof. The Company has no commitments for additional debt, equity or bank financings and there can be no assurance that any sources will be available to the Company at any given time or as to the favorability of the terms on which such sources may be available.



    All references herein to "$" are to United States dollars; all references to "(pound-sterling" are to British Pounds Sterling. Unless otherwise specified, translation of amounts from British Pounds Sterling to United States dollars has been made herein using exchange rates at the end of the period for which the relevant statements are prepared for balance sheet items and the weighted average exchange rates for the relevant period for statement of operations items, each based on the noon buying rate in New York City for cable transfers in foreign currencies as certified for customs purposes by the Federal Reserve Bank of New York.

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


ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits


   EXHIBIT
    NUMBER          DESCRIPTION OF EXHIBIT
   -------          ----------------------
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

    4.1 Indenture, dated as of May 7, 1996, between the Company and The Chase Manhattan Bank, N.A., incorporated by reference to
                    Exhibit 4.2 to the Company's Quarterly Report on Form 10- Q filed with the Commission on May 15, 1996.

    4.2 Registration Rights Agreement, dated as of April 26, 1996, among the Company, NatWest Securities Limited, Bear, Stearns
                    & Co. Inc., CIBC Wood Gundy Securities Corp. and Wasserstein
                    Perella Securities, Inc., incorporated by reference to
                    Exhibit 4.3 to the Company's Quarterly Report on Form 10-Q filed with the Commission on May 15, 1996.

    10.1            Subscription Agreement, dated April 26, 1996, among the
                    Company, NatWest Securities Limited, Bear, Stearns & Co.
                    Inc., CIBC Wood Gundy Securities Corp. and Wasserstein
                    Perella Securities, Inc., incorporated by reference to
                    Exhibit 10.48 to the Company's Quarterly Report on Form 10-Q filed with the Commission on May 15, 1996.

    10.2            Agreement for the Sale and Purchase of the Entire Issued
                    Share Capital of Heritable Group Limited, dated June 14,
                    1996, incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed with the
                    Commission on June 28, 1996.

    10.3            Covenant Letter and related Pledge Agreement, Stock Pledge
                    Agreement and Collateral Assignment, each dated April 11,
                    1996, among the First National Bank of Boston, the Company and CSC, as amended by the Letter Agreement and related
                    Commercial Promissory Note and the Confirmation of Guaranty, each dated June 13, 1996.

    10.4 Third Amendment to Lease, dated as of April 17, 1996, between CSC and Taxter Park Associates, incorporated by reference to Exhibit 10.53 to the Company's Quarterly Report on Form 10-Q filed with the Commission on August 14, 1996.

    10.5            Lease, dated as of April 18, 1996, among The Standard Life
                    Assurance Company, City Mortgage Servicing Limited and
                    CSC-UK, incorporated by reference to Exhibit 10.54 to the Company's Quarterly Report on Form 10-Q filed with the
                    Commission on August 14, 1996.

    10.6 Purchase and Sale Agreement, dated June 20, 1996 and effective as of February 2, 1996, between CSC and Greenwich
                    Capital Financial Products, Inc. , incorporated by reference to Exhibit 10.55 to the Company's Quarterly Report on Form
                    10-Q filed with the Commission on August 14, 1996.


    11.1*           Computation of Earnings Per Share

    27.1*           Financial Data Schedule

  ---------------

*   Filed previously



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

                                                  Cityscape Financial Corp.



Date:  January 30, 1997                       By  /s/ Tim S. Ledwick
                                              --------------------------------
                                                      Tim S. Ledwick
                                              Title:  Chief  Financial Officer
                                              (as chief accounting officer and
                                              on behalf of the registrant)