Form 10-Q/A
period 1996-09-30
CITYSCAPE FINANCIAL CORP
filed 1997-01-30
CIK 866253

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549


                                   FORM 10-Q/A
                                (Amendment No. 1)



[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 for the quarterly period ended September 30, 1996


[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

                         Commission file number: 0-27314

                            CITYSCAPE FINANCIAL CORP.
                            -------------------------

                    Delaware                                               11-2994671
               ------------------                                     --------------------
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


                  --------------------------------------------
(Former name,former address and former fiscal year if changed since last report)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:


                      29,649,133 shares $.01 par value, of
                      Common Stock, as of January 7, 1997
                      -------------------------------------

                            CITYSCAPE FINANCIAL CORP.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                      Nine Months Ended September 30, 1996



                                                                                        Page
                                                                                        ----
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Statements of Financial Condition at September 30, 1996 and
    December 31, 1995                                                                      2

Consolidated Statements of Operations for the nine months and the three months
   ended September 30, 1996 and 1995                                                       3

Consolidated Statements of Cash Flows for the nine months ended September 30,
   1996 and 1995                                                                           4

Notes to Consolidated Financial Statements                                            5 -  8

Item 2. Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                                    9 - 17


Part II - OTHER INFORMATION                                                          18 - 21

                                                                                     September 30, 1996  December 31, 1995
                                                                                        (Unaudited)          (Audited)
                                                                                     ------------------  -----------------
         ASSETS
                  Cash and cash equivalents                                            $   4,665,244       $   3,598,549
                  Cash held in escrow                                                      3,613,292           5,920,118
                  Prepaid commitment fees                                                 36,547,000                  --
                  Available-for-sale securities                                           13,963,648                  --
                  Mortgage servicing receivables                                         166,921,735          24,561,161
                  Trading securities                                                      79,487,000          15,571,455
                  Mortgage loans held for sale, net                                      133,728,381          73,852,293
                  Mortgage loans held for investment, net                                  5,387,575           1,024,204
                  Equipment and leasehold improvements, net                               10,790,555           2,380,571
                  Goodwill                                                                47,921,112          19,258,011
                  Other  assets                                                           47,103,280           6,352,619
                                                                                       -------------       -------------
                       Total assets                                                    $ 550,128,822       $ 152,518,981
                                                                                       =============       =============
         LIABILITIES
                  Warehouse financing facilities                                       $ 102,817,361       $  74,901,975
                  Accounts payable and other liabilities                                  53,364,933          16,410,833
                  Allowance for loan losses                                               15,628,408           2,130,954
                  Income taxes payable                                                    45,578,735           1,204,803
                  Standby financing facility                                               7,966,292             771,361
                  Notes and loans payable                                                 68,000,000                  --
                  Convertible subordinated debentures                                    143,750,000                  --
                                                                                       -------------       -------------
                       Total liabilities                                                 437,105,729          95,419,926
                                                                                       -------------       -------------
         STOCKHOLDERS' EQUITY
                  Preferred stock, $.01 par value, 5,000,000 shares authorized;
                     no shares issued and outstanding                                             --                  --
                  Common stock, $.01 par value, 50,000,000 shares
                    authorized; 29,639,452 and 28,900,732 issued and outstanding
                    at September 30, 1996 and December 31, 1995, respectively                296,395             289,007
                  Additional paid-in capital                                              57,563,708          44,838,143
                  Foreign currency translation adjustment                                    275,750              (6,219)
                  Unrealized gain on available-for-sale securities, net of taxes           8,095,139                  --
                  Retained earnings                                                       46,792,101          11,978,124
                                                                                       -------------       -------------
                       Total stockholders' equity                                        113,023,093          57,099,055
                                                                                       -------------       -------------
         COMMITMENTS AND CONTINGENCIES
                                                                                       -------------       -------------
                       Total liabilities and stockholders' equity                      $ 550,128,822       $ 152,518,981
                                                                                       =============       =============

          See accompanying notes to consolidated financial statements.

                            CITYSCAPE FINANCIAL CORP.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                              THREE MONTHS ENDED SEPTEMBER 30,      NINE MONTHS ENDED SEPTEMBER 30,
                                                                  1996               1995                1996              1995
REVENUES                                                                                                                 (AUDITED)
                                                              ------------       ------------       ------------       ------------
     Gain on sale of loans                                    $ 45,327,543       $ 11,775,108       $ 98,637,249       $ 23,772,369
     Mortgage origination income                                   467,357            815,350          2,659,006          2,219,988
     Interest                                                    7,502,251          1,536,533         16,980,622          3,670,291
     Servicing income                                            1,045,515            210,812          2,401,368            309,500
     Earnings from partnership interest                                 --            318,630            260,000            749,621
     Other                                                       3,927,265             77,617          4,563,455            121,035
                                                              ------------       ------------       ------------       ------------
          Total revenues                                        58,269,931         14,734,050        125,501,700         30,842,804
                                                              ------------       ------------       ------------       ------------
EXPENSES
     Salaries and employee benefits                             10,735,791          3,652,995         25,288,379          7,910,183
     Interest expense                                            5,530,319            947,479         11,912,046          2,769,166
     Selling expenses                                            9,342,521            518,673         13,717,427          1,274,855
     Other operating expenses                                    6,479,263          1,669,529         12,503,838          4,385,904
     Amortization of goodwill                                    1,271,944                 --          2,474,224                 --
                                                              ------------       ------------       ------------       ------------
          Total expenses                                        33,359,838          6,788,676         65,895,914         16,340,108
                                                              ------------       ------------       ------------       ------------
     Earnings before minority interest and income taxes         24,910,093          7,945,374         59,605,786         14,502,696
     Minority interest                                                  --          1,533,626                 --          2,379,235
                                                              ------------       ------------       ------------       ------------
     Earnings before income taxes                               24,910,093          6,411,748         59,605,786         12,123,461
     Provision for income taxes                                 10,495,256          2,625,317         24,791,809          4,910,002
                                                              ------------       ------------       ------------       ------------
NET EARNINGS                                                  $ 14,414,837       $  3,786,431       $ 34,813,977       $  7,213,459
                                                              ============       ============       ============       ============
PRIMARY EARNINGS PER SHARE
     Net earnings per share of common stock                   $       0.47       $       0.17       $       1.14       $       0.32
                                                              ============       ============       ============       ============
FULLY DILUTED EARNINGS PER SHARE
     Net earnings per share of common stock                   $       0.43                 --       $       1.11                 --
                                                              ============       ============       ============       ============
   WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
       AND COMMON STOCK EQUIVALENTS

    Primary                                                     30,914,069         22,416,592         30,430,599         22,416,592
                                                              ============       ============       ============       ============
    Fully Diluted                                               36,390,259                 --         33,423,898                 --
                                                              ============       ============       ============       ============


          See accompanying notes to consolidated financial statements.

                            CITYSCAPE FINANCIAL CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                       NINE MONTHS ENDED SEPTEMBER 30,
                                                                        1996                    1995
                                                                     (UNAUDITED)             (AUDITED)
                                                                   ---------------        ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings                                                    $    34,813,977        $     7,213,459
   Adjustments to reconcile net earnings to net
     cash used in operating activities:
         Depreciation and amortization                                   4,927,965                184,696
         Income taxes payable                                           42,577,278              2,854,973
         Earnings from partnership interest                               (260,000)              (749,621)
         Increase in mortgage servicing receivables                   (106,974,312)           (12,609,509)
         Increase in trading securities                                (63,915,545)           (11,944,695)
         Provision for losses                                           13,495,454                869,000
        Increase in accrued interest receivable                         (3,763,555)              (117,820)
        (Increase) decrease in accounts receivable                      (8,483,680)               206,440
        Proceeds from sale of mortgages                              1,241,900,000            258,154,849
        Mortgage origination funds disbursed                        (1,267,687,857)          (293,011,000)
        Increase in other assets                                       (21,434,297)            (5,332,379)
        Increase in accounts payable & other liabilities                36,710,600              9,184,950
        Other, net                                                     (13,236,922)               176,108
                                                                   ---------------        ---------------
              Net cash used in operating activities                   (111,330,894)           (44,920,549)
                                                                   ---------------        ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
       Acquisition of J&J and Heritable                                (89,102,097)                    --
       Net purchases of equipment                                       (8,690,675)              (681,356)
       Net distributions from partnership                                  908,315                428,474
       Increase in mortgages held for investment                        (1,564,371)              (308,387)
       Increase in real estate owned                                      (236,383)                    --
                                                                   ---------------        ---------------
              Net cash used in investing activities                    (98,685,211)              (561,269)
                                                                   ---------------        ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
       Increase in warehouse facility and notes payable                 65,933,830             38,385,588
       Increase in standby financing facilities                          5,770,739              7,725,729
       Net proceeds from issuance of subordinated debentures           139,134,125                     --
       Net proceeds from issuance of common stock                          244,106                533,752
                                                                   ---------------        ---------------
              Net cash provided by financing activities                211,082,800             46,645,069
                                                                   ---------------        ---------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                1,066,695              1,163,251
   Cash and cash equivalents at beginning of period                      3,598,549                919,291
                                                                   ---------------        ---------------
   Cash and cash equivalents at end of period                      $     4,665,244        $     2,082,542
                                                                   ===============        ===============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Income taxes paid during the period                             $     8,481,979        $     2,787,408
                                                                   ===============        ===============
   Interest paid during the period                                 $     3,975,483        $     2,810,943
                                                                   ===============        ===============


          See accompanying notes to consolidated financial statements.

                            CITYSCAPE FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1996
                                   (Unaudited)

1. Organization

     Cityscape Financial Corp. ("Cityscape" or the "Company") is a consumer finance company that, through its wholly-owned subsidiary, Cityscape Corp. ("CSC"), engages in the business of originating, purchasing, selling and servicing mortgage loans secured primarily by one- to four-family residences. The majority of the Company's loans are made to owners of single family residences who use the loan proceeds for such purposes as debt consolidation, financing of home improvements and educational expenditures, among others. In the United States, the Company is licensed or registered to do business in 40 states and the District of Columbia. The Company commenced operations in the United Kingdom in May 1995 with the formation of City Mortgage Corporation Limited ("CSC-UK"), an English corporation that originates, sells and services loans in England, Scotland and Wales in which the Company initially held a 50% interest and subsequently purchased the remaining 50% in September 1995 (See
Note 3). CSC-UK had no operations and no predecessor operations prior to May
1995.

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

     In May 1995, the Company and three principals of a privately held United Kingdom-based mortgage banker formed CSC-UK. CSC-UK operates in the United Kingdom (excluding Northern Ireland, the "UK"), and lends to individuals who are unable to obtain mortgage financing from conventional mortgage sources such as banks and building societies because of impaired or unsubstantiated credit histories and/or unverifiable income. In September 1995, the Company entered into an agreement with the three other shareholders of CSC-UK to acquire their 50.0% interest in CSC-UK not then owned by the Company through the issuance of 3,600,000 shares of the Company's Common Stock valued at $21.6 million (the "UK Acquisition"). The UK Acquisition was completed in September 1995. The UK Acquisition resulted in the recognition of $19.7 million of goodwill, which is amortized using the straight-line method over a life of ten years. In addition to the goodwill, the Company acquired assets of $9.0 million, consisting primarily of mortgage servicing receivables, and assumed liabilities of $4.1 million. The UK Acquisition was accounted for as a purchase transaction. No additional fair market value was assigned to the net assets received in the UK Acquisition.


     In April 1996, CSC-UK acquired all of the outstanding stock of J&J Securities Limited ("J&J"), a London-based mortgage banker, for pound-sterling
15.3 million ($23.3 million based on the Noon Buying Rate on the date of such acquisition) in cash and 548,000 shares of the Company's Common Stock valued at $9.8 million based on the closing price of the Common Stock on the date of such acquisition less a discount for restrictions on the resale of such stock (the "J&J Acquisition"). J&J has become a wholly-owned subsidiary of CSC-UK. The J&J Acquisition was accounted for as a purchase transaction. J&J provides primarily second lien mortgage loans to UK borrowers who are similar to the Company's UK borrowers. Pursuant to the J&J Acquisition, the Company acquired assets with a fair value of $52.6 million, consisting primarily of mortgage loans held for sale of $51.9 million, and assumed liabilities with a fair value $46.5 million. Additional fair market value of $21.8 million, representing the value of the mortgage servicing receivables, was assigned to the net assets acquired in the J&J Acquisition. The J&J Acquisition resulted in the recognition of $5.2 million of goodwill, which is being amortized using the straight-line method over a life of ten years.



     In June 1996, CSC-UK acquired all of the outstanding stock of Heritable Group Limited ("Heritable") for approximately pound-sterling 41.8 million ($64.1 million based on the Noon Buying Rate on the date of such acquisition) in cash and 99,362 shares of the Company's Common Stock valued at $2.5 million based on the closing price of the Common Stock on the date of such acquisition (the "Heritable Acquisition"). Heritable, a UK-based mortgage finance company, operates as a wholly-owned subsidiary of CSC-UK. The Heritable Acquisition was accounted for as a purchase transaction. Heritable originates a wide range of mortgage loan products secured primarily by single family residences geared towards borrowers on the upper-end of the credit spectrum. Pursuant to the Heritable Acquisition, the Company acquired assets with a fair value of $194.8 million, consisting primarily of mortgage loans held for sale of $190.5 million, and assumed liabilities with a fair value of $182.8 million. Additional fair market value of $29.2 million, representing the value of the mortgage servicing receivables, was assigned to the net assets acquired in the Heritable Acquisition. The Heritable Acquisition resulted in the recognition of $25.4 million of goodwill, which is being amortized using the straight-line method over a life of ten years.


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

8. Subsequent Events


     In October 1996, the Company entered into a $100.0 million Senior Secured Credit Agreement ("Senior Secured Facility") with a group of lenders for which CIBC Wood Gundy Securities Corp. ("CIBC") serves as agent. The Senior Secured Facility terminates on October 30, 1998, and carries an initial interest rate of 11.0%, increasing 0.5% on the first day of each quarter commencing July 1, 1997 up to a maximum of 15.0%. Pursuant to the Senior Secured Facility, the Company paid a 1.0% commitment fee and is required to pay (i) a 1.0% funding fee on the amount of each borrowing, (ii) extension fees of

1.0% on June 30, 1997 and 0.5% on the last day of each fiscal quarter thereafter on the amount outstanding on such dates and (iii) commitment cancellation and prepayment fees of 1.0% of the amount canceled or prepaid if terminated on or before July 1, 1997, 2.0% of the amount canceled or prepaid if terminated after July 1, 1997 but on or before April 1, 1998 and 3% of the amount canceled or prepaid if terminated thereafter.

PART I - FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


General


Restatements


     On September 26, 1996, the Company announced that it had determined that certain adjustments should be made to the Company's previously issued financial statements for the quarter ended June 30, 1996, to reflect a change in the accounting treatment with respect to the valuation of assets acquired as a result of the recent acquisitions of J&J and Heritable. The effect of this accounting change resulted in the Company eliminating $50.9 million in revenues and approximately $6.3 million of expenses originally recorded in connection with the acquisitions and a reduction in reported earnings of $26.5 million, or $0.78 per fully diluted share. Additionally, as a result of this accounting change the goodwill initially recorded in connection with such acquisitions was reduced from $60.5 million to $10.6 million resulting in a reduction of goodwill amortization of approximately $496,000 from the previously reported figure for the second quarter. The Staff of the Securities and Exchange Commission has requested additional information from the Company in connection with the accounting related to the J&J Acquisition and the Heritable Acquisition. The Company is supplying such requested information.



     On November 19, 1996, the Company announced that it had determined that certain additional adjustments relating to the J&J Acquisition and the Heritable Acquisition should be made to the financial statements for the quarter ended June 30, 1996. These adjustments reflect a change in the accounting treatment with respect to the $5.0 million of restructuring charges and the $17.3 million of deferred taxes recorded as a result of such acquisitions. The effect of these adjustments resulted in the Company increasing the goodwill as initially restated in September from $10.6 million to $30.6 million reflecting the reclassification, as costs of the acquisitions, of (i) the restructuring charges, previously recorded as an expense, and (ii) the offset to the tax liability incurred as part of the purchase accounting adjustments which had been previously recorded as a deferred tax asset. This increase in goodwill resulted in an increase of amortization expense as previously reported in the second quarter of 1996 of $170,692 and will result in a $502,150 per quarter increase in amortization expense through the first quarter of 2006. As a result of these adjustments, second quarter net earnings increased by $2.8 million or $0.08 per fully diluted share, from $8.3 million or $0.27 per fully diluted share, to $11.1 million or $0.35 per fully diluted share. For the six months ended June 30, 1996, net earnings increased from the previously reported $17.6 million or $0.58 per fully diluted share to $20.4 million or $0.66 per fully diluted share. Further, as a result of these adjustments, there was increased goodwill amortization recorded during the third quarter of 1996 which resulted in a $502,150 decrease in previously announced net earnings of $0.02 per fully diluted share from $14.9 million or $0.45 per fully diluted share to $14.4 million or $0.43 per fully diluted share. For the nine months ended September 30, 1996, net earnings increased $2.3 million to $34.8 million or $1.11 per fully diluted share from the previously announced results of $32.5 million or $1.04 per fully diluted share.



Overview



     The Company is a consumer finance company engaged in the business of originating, purchasing, selling and servicing mortgage loans secured primarily by one- to four-family residences. The Company primarily generates income from gain on sale of loans sold through securitizations, gains recognized from premiums on loans sold through whole loan sales to institutional purchasers, interest earned on loans held for sale, excess mortgage servicing receivables, origination fees received as part of the loan application process and fees earned on loans serviced. Gain on sale of loans includes gain on securitization representing the fair value of the interest-only and residual certificates that the Company receives upon the sale of loans through securitizations in the US which are reflected as trading securities and the value of mortgage servicing receivables that it recognizes through UK securitizations. Included in gain on sale of loans is the present value of the differential between the interest rate payable by an obligor on a loan over the interest rate passed through to the purchaser acquiring an interest in such loan, less applicable recurring fees, including the costs of credit enhancements and trustee fees and, in the case of CSC-UK loans sold prior to January 1, 1996, a third party investment bank's significant participation in the cash flows associated with such loans. Gain on sale of loans constituted approximately 78.6% and 77.3% of total revenues for the nine months ended September 30, 1996 and 1995, respectively. The Company completed its first US securitization in the first quarter of 1995 and its first UK securitization in the first quarter of 1996. The Company anticipates that it will continue to sell a substantial portion of its loans through securitizations with the balance sold in whole loan sales to institutional purchasers.


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



     Gain on sale of loans increased $33.5 million or 283.9% to $45.3 million for the three months ended September 30, 1996 from $11.8 million for the comparable period in 1995. This increase was due primarily to CSC-UK's gain on sale of loans of $21.3 million representing a 31.5% gain on the $67.6 million of loan sales during the period compared to gain on sale of loans of $3.9 million representing a 28.7% gain on the $13.6 million of loan sales during the comparable period in 1995. The higher average gain on sale for the three months ended September 30, 1996 was due primarily to the termination of the previous UK purchase facility pursuant to which Greenwich International Ltd., a subsidiary of Greenwich Capital Markets, Inc. (referred to herein, including any subsidiaries as "Greenwich") retained a significant participation in such gain. Additionally, the increase was due to the increased volume of US loan sales at lower average gains during the three months ended September 30, 1996 ($441.7 million of loan sales at a weighted average gain of 5.4% ($24.0 million) in the 1996 period as compared to $98.9 million of loan sales at a weighted average gain of 8.0% ($7.9 million) in the 1995 period). The lower average gain on sale of loans recognized during the three months ended September 30, 1996 was due primarily to the lower average margins from bulk purchases which began during the second quarter of 1996, as well as interest income resulting from lower margins from correspondent wholesale loans.


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



     Gain on sale of loans increased $74.8 million or 314.3% to $98.6 million for the nine months ended September 30, 1996 from $23.8 million for the comparable period in 1995. This increase was due primarily to CSC-UK's gain on sale of loans of $48.8 million representing a 35.8% gain on the $136.4 million of loan sales during the 1996 period compared to gain on sale of loans of $6.2 million representing a 29.1% gain on the $21.3 million of loan sales during the comparable period in 1995. The higher average gain on sale for the nine months ended September 30, 1996 was due primarily to the termination of the previous UK purchase facility pursuant to which Greenwich retained a significant participation in such gain. Additionally, the increase was due to the increased volume of US loan sales at lower average gains ($898.4 million of loan sales at a weighted average gain of 5.5% ($49.8 million) in the 1996 period as compared to $232.5 million of loan sales at a weighted average gain of 7.6% ($17.6 million) in the 1995 period). The lower average gain on sale of loans recognized during the nine months ended September 30, 1996 was due primarily to the lower average margins from bulk purchases which began during the second quarter of 1996, lower margins from correspondent wholesale loans, as well as lower margins from changes in interest rates during the second quarter of 1996.



     Mortgage origination income increased $439,018 or 19.8% to $2.7 million for the nine months ended September 30, 1996 from $2.2 million for the comparable period in 1995. This increase was due primarily to (i) the increase in US loan origination and purchase volume to $925.8 million for the nine months ended September 30, 1996 from $271.7 million for the comparable period in 1995 and
(ii) the increase in UK loan origination and purchase volume to $377.0 million for the nine months ended September 30, 1996 from $21.3 million for the comparable period in 1995. It is anticipated that the Company's domestic origination fees as a percentage of loans originated will continue to decrease in the future. Mortgage origination income as a percentage of revenues decreased to 2.1% for the 1996 period from 7.2% for the comparable period in 1995.



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


     Prepaid commitment fees were recorded as an asset at March 31, 1996 as a result of the UK Greenwich Facility (as such term is defined in "- Liquidity and Capital Resources") entered into by CSC-UK and Greenwich in March 1996, to be amortized over the 20-year life of the UK Greenwich Facility. The unamortized balance at September 30, 1996 was $36.5 million. There was no corresponding asset at December 31, 1995.


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


     Mortgage servicing receivables increased $142.3 million or 578.5% to $166.9 million at September 30, 1996 from $24.6 million at December 31, 1995. This increase was due primarily to the $50.9 million of mortgage servicing receivables recorded as a result of the J&J Acquisition and the Heritable Acquisition and the $107.5 million recognized as a result of the increase of loan sales primarily in the UK with servicing retained, partially offset by amortization expenses.



     Trading securities, which consist of interest only and residual certificates, increased $63.9 million or 409.6% to $79.5 million at September 30, 1996 from $15.6 million at December 31, 1995. This increase was due to the $758.1 million of US securitizations completed during the first nine months of 1996.


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


     Goodwill and other intangibles, net of amortization, increased $28.6 million or 148.2% to $47.9 million at September 30, 1996 from $19.3 million at December 31, 1995. This increase was due primarily to the goodwill recorded in connection with the J&J Acquisition and Heritable Acquisition of $5.2 million and $25.4 million, respectively, offset by $2.5 million of amortization during the period.


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


     Allowance for losses increased $13.5 million or 642.9% to $15.6 million at September 30, 1996 from $2.1 million at December 31, 1995. This increase was due primarily to increased loans sold in the UK with servicing rights retained.


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

Liquidity and Capital Resources


     The Company's business requires substantial cash to support its operating activities. The Company's principal cash requirements include the funding of loan originations and purchases, payment of interest expenses, funding the overcollateralization requirements for securitizations, operating expenses, income taxes and capital expenditures.The Company uses its cash flow from whole loan sales, loans sold through securitizations, capital market offerings, pre-funding mechanisms through securitizations, loan origination fees, processing fees, net interest income and borrowings under its warehouse facility, US purchase facilities, standby facilities and UK purchase facility to meet its working capital needs and to fund acquisitions such as the J&J Acquisition and the Heritable Acquisition.



     Adequate credit facilities and other sources of funding, including the ability of the Company to sell loans, are essential to the continuation of the Company's ability to originate and purchase loans. As a result of increased loan originations and purchases and its growing securitization program, the Company has operated, and expects to continue to operate, on a negative cash flow basis. During the nine month periods ended September 30, 1996 and 1995, the Company used operating cash of $111.3 million and $44.9 million, respectively. Additionally, during the same periods, the Company used $98.7 million and $561,269, respectively, in investing activities, primarily to fund the Company's acquisitions of J&J and Heritable in the 1996 period. The Company's sale of loans through securitizations resulted in a gain on sale recognized by the Company. The recognition of this gain on sale has a negative impact on the cash flow of the Company because significant costs are incurred upon closing of the transactions giving rise to such gain and the Company is required to pay income taxes on the gain on sale in the period recognized, although the Company does not receive the cash representing the gain until later periods as the related loans are repaid or otherwise collected. During the same periods, the Company received cash from financing activities of $211.1 million and $46.6 million, respectively.



     The Company borrows funds on a short-term basis to support the accumulation of loans prior to sale. These short-term borrowings are made under a warehouse line of credit with a group of banks for which CoreStates Bank, N.A. ("CoreStates") serves as agent (the "Warehouse Facility"). Pursuant to the Warehouse Facility, the Company has available a secured revolving credit line of $72.0 million to finance the Company's origination or purchase of loans pending sale to investors for holding certain loans in its own portfolio (the "Revolving Credit Line"). The Revolving Credit Line is settled on a revolving basis in conjunction with ongoing loan sales and bears interest at a variable rate (7.46% at September 30, 1996) based on the prime and LIBOR rates based on (i) 25 basis points over the higher of either the prime rate or the federal funds rate plus 50 basis points or (ii) LIBOR (A) divided by the result of one minus the stated maximum rate at which reserves are required to be maintained by Federal Reserve System member banks, plus (B) 175 basis points, as periodically elected by the Company. The outstanding balance of this portion of the Warehouse Facility was $71.8 million at September 30, 1996. The Revolving Credit Line extends through June 1997. In addition, the Warehouse Facility provided for a secured revolving working capital credit line of up to $3.0 million to be used by the Company for general corporate purposes (the "Working Capital Credit Line"). The Working Capital Credit Line operated as a revolving facility. The Working Capital Credit Line bore interest at a variable rate (9.3% at September 30, 1996) based on 100 basis points over the higher of either the prime rate or the federal funds rate plus 50 basis points. The outstanding balance under the Working Capital Credit Line at September 30, 1996 was $3.0 million. The Working Capital Credit Line was terminated on November 12, 1996.


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


     In March 1996, CSC-UK entered into a mortgage loan purchase agreement with Greenwich effective as of January 1, 1996 (the "UK Greenwich Facility") that includes a working capital facility with respect to the funding of variable rate, residential mortgage loans originated or purchased by CSC-UK in the UK and terminated a previous facility with Greenwich. Pursuant to the UK Greenwich Facility and with certain exceptions, CSC-UK sells all of the loans it originates to Greenwich which must buy such loans. CSC-UK and/or Greenwich will subsequently resell these loans through whole loan sales or securitizations. The UK Greenwich Facility includes a working capital facility pursuant to which CSC-UK is advanced amounts based on a percentage of the principal balance of loans originated or purchased by CSC-UK and sold to Greenwich, which advance may not exceed pound-sterling 10.0 million in the aggregate outstanding at any time. Outstanding amounts under this working capital facility bear interest at a rate of LIBOR plus 255 basis points (8.46% at September 30, 1996). This agreement expires as to the working capital facility on December 31, 2000 and as to the purchase facility on December 31, 2015. Both CSC-UK and Greenwich are prohibited from entering into substantially similar transactions with other parties. CSC-UK agreed to pay a fee to Greenwich in connection with the UK Greenwich Facility in the aggregate amount of $38.0 million, evidenced by two notes bearing interest at a rate of 6.2%, payable, respectively, in amounts of $13.0 million on December 15, 1996 and $25.0 million on December 15, 1997. Such fee is amortized over the life of the UK Greenwich Facility. The outstanding balance under the working capital facility portion of the UK Greenwich facility as pound-sterling
9.9 million ($15.5 million) at September 30, 1996.


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


     In October 1996, the Company entered into a $100.0 million Senior Secured Facility with a group of lenders for which CIBC serves as agent. The Senior Secured Facility terminates on October 30, 1998, and carries an initial interest rate of 11.0%, increasing 0.5% on the first day of each quarter commencing July 1, 1997 up to a maximum of 15.0%. Pursuant to the Senior Secured Facility, the Company paid a 1.0% commitment fee and is required to pay (i) a 1.0% funding fee on the amount of each borrowing, (ii) extension fees of 1.0% on June 30, 1997 and 0.5% on the last day of each fiscal quarter thereafter on the amount outstanding on such dates and (iii) commitment cancellation and prepayment fees of 1.0% of the amount canceled or prepaid if terminated on or before July 1, 1997, 2.0% of the amount canceled or prepaid if terminated thereafter. The Company initially drew down $50.0 million which was used to repay the $30.0 million term note with the Bank of Boston, fund loan originations and for general corporate purposes.



     In October 1996, the Company entered into a $5.0 million unsecured revolving credit facility with the Bank of Boston. Advances under the line of credit are due on October 24, 1997 and bear interest at the Bank of Boston's Base Rate plus 50 basis points (8.75% at December 31, 1996). As of December 31, 1996, the outstanding balance of the unsecured revolving credit facility was $5.0 million.

     The Company is required to comply with various operating and financial covenants as defined in the agreements described above including maintaining an adjusted leverage ratio of senior debt to adjusted tangible net worth of less than 10:1 an adjusted tangible net worth greater than $50 million. In addition, CSC-UK may not pay dividends to the Company. The continued availability of funds provided to the Company under these agreements is subject to the Company's continued compliance with these covenants.



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


     The Company anticipates that it will need to raise additional cash within the next several months through the issuance of additional debt or equity securities or additional bank borrowings or a combination thereof. The Company has no commitments for debt, equity or bank financings and there can be no assurance that any sources will be available to the Company at any given time or as to the favorability of the terms on which such sources may be available.



     All references herein to "$" are to United States dollars; all references to "pound-sterling" are to British Pounds Sterling. Unless otherwise specified, translation of amounts from British Pounds Sterling to United States dollars has been made herein at using exchange rates at the end of the period for which the relevant statements are prepared for balance sheet items and the weighted average exchange rates for the relevant period for statement of operation items, each based on the noon buying rate in New York City for cable transfers in foreign currencies as certified for customs purposes by the Federal Reserve Bank of New York.

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

    10.1 Lease Agreement, dated as of July 7, 1996, between CSC and Robert Martin Company, incorporated by reference to Exhibit
                10.56 to the Company's Quarterly Report on Form 10-Q filed with the Commission on August 14, 1996.


    10.2 Loan Agreement, dated as of August 6, 1996, between CSC and CoreStates, incorporated by reference to Exhibit 10.57 to the Company's Registration Statement on Form S-1 filed with the Commission on September 4, 1996.


    10.3 Amendment No. 1 dated as of August 30, 1996, to the Purchase and Sale Agreement, dated as of February 2, 1996, between CSC and Greenwich Capital Financial Products, Inc., incorporated by reference to Exhibit 10.63 to Amendment No. 1 to the Company's Registration Statement on Form S-1 filed with the Commission on September 27, 1996.


    10.4 Senior Secured Credit Agreement, dated October 30, 1996, among the Company and CIBC Wood Gundy Securities Corp. and the lenders named therein, filed previously as Exhibit 10.60.


    10.5 Amendment No. 2 dated as of October 30, 1996 to the Purchase and Sale Agreement, dated as of February 2, 1996, as amended between CSC and Greenwich Capital Financial Products, Inc., filed previously as Exhibit 10.62.


    11.1        Computation of Earnings Per Share, filed previously.


    27.1        Financial Data Schedule, filed previously.


  ---------------

(b)  Reports on Form 8-K:

     1. Form 8-K/A dated August 28, 1996, Form 8-K/A dated September 11,
                1996 and Form 8-K/A dated September 26, 1996 amending Form 8-K dated June 28, 1996 reporting the Company's acquisition of Heritable.


     2. Form 8-K/A dated September 27, 1996 amending Form 8-K dated May 2, 1996 reporting the Company's acquisition of J&J.



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


                                        CITYSCAPE FINANCIAL CORP.
                                        -------------------------


Date:  January 30, 1997                 By /s/ Tim S. Ledwick
                                           -----------------
                                                 Tim S. Ledwick
                                           Title: Chief Financial Officer
                                           (as chief accounting officer and
                                           on behalf of the registrant)