Form 10-K
period 1996-12-31
CITYSCAPE FINANCIAL CORP
filed 1997-03-31
CIK 866253

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

[  X  ]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 1996

[     ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                         COMMISSION FILE NUMBER: 0-27314

                            CITYSCAPE FINANCIAL CORP.
             (Exact name of registrant as specified in its charter)

                                    Delaware
         (State or other jurisdiction of incorporation or organization)

                                   11-2994671
                        (IRS Employer Identification No.)

                 565 Taxter Road, Elmsford, New York 10523-5200
          (Address of principal executive offices, including zip code)

                                 (914) 592-6677
              (Registrant's telephone number, including area code)

        Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.01 per share.

Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.
         Yes   [ X ]     No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ].

As of February 28, 1997, the aggregate market value of the registrant's Common Stock held by nonaffiliates of the registrant was $223,311,891 based on the closing sales price of the registrant's Common Stock as reported on the Nasdaq National Market on such date. For purposes of this calculation, shares owned by officers, directors and 5% stockholders known to the registrant have been deemed to be owned by affiliates. As of March 25, 1997, the number of shares of the registrant's Common Stock outstanding was 29,744,322, and there were no shares of the registrant's Preferred Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on June 4, 1997 (the "Proxy Statement"), which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the registrant's fiscal year ended December 31, 1996 ("fiscal 1996") are incorporated herein as provided in Part III.

                                     PART I

ITEM 1.  BUSINESS

GENERAL

    Cityscape Financial Corp. (the "Company") is a consumer finance company engaged in the business of originating, purchasing, selling and servicing mortgage loans secured primarily by one- to four-family residences. The majority of the Company's loans are made to owners of single family residences who use the loan proceeds for such purposes as debt consolidation and financing of home improvements and educational expenditures, among others. Through its wholly-owned subsidiary Cityscape Corp. ("CSC"), the Company is licensed or registered to do business in 42 states and the District of Columbia. Through its indirect wholly-owned subsidiary City Mortgage Corporation Limited, which operates under the trade name Cityscape (UK) Ltd. ("CSC-UK"), the Company originates, sells and services mortgage loans in England, Scotland and Wales.

    The Company was incorporated under the laws of the State of Delaware in December 1988. CSC, the Company's principal operating subsidiary, was incorporated under the laws of the State of New York in March 1985. In January 1994, CSC acquired Astrum Funding Corp. ("Astrum") which had operated as a mortgage banker in 11 states. In April 1994, the Company acquired all of the capital stock of CSC in an acquisition in which the shareholders of CSC acquired beneficial ownership of approximately 92% of the Company's common stock (the "CSC Acquisition"). In connection with the CSC Acquisition, the Company changed its name to Cityscape Financial Corp.

    In May 1995, the Company and three principals of a privately held UK-based mortgage lender formed CSC-UK, a company organized under English law. CSC-UK operates in the United Kingdom (excluding Northern Ireland, the "UK"), and lends to individuals who are unable or unwilling to obtain mortgage financing from conventional mortgage sources such as banks and building societies ("Conventional UK Lenders") primarily because of impaired or unsubstantiated credit histories and/or unverifiable income. In September 1995, the Company acquired the 50% interest in CSC-UK not then owned by the Company through the issuance to the three other shareholders of an aggregate of 3.6 million shares of Common Stock valued at $21.6 million.

    In April 1996, CSC-UK acquired all of the outstanding capital stock of J&J Securities Limited ("J&J"), a London-based mortgage lender, in exchange for (pound)15.3 million ($23.3 million based on the Noon Buying Rate on the date of such acquisition) in cash and 548,000 shares of Common Stock valued at $9.8 million based upon the closing price of the Common Stock on the date of such acquisition less a discount for restrictions on the resale of such stock and incurred closing costs of $788,000 (the "J&J Acquisition"). J&J provides primarily second lien mortgage loans to UK borrowers who, similar to the Company's UK borrowers, are unable or unwilling to obtain mortgage financing from Conventional UK Lenders. Pursuant to the J&J Acquisition, the Company acquired assets with a fair value of $73.8 million, consisting primarily of mortgage loans of $73.0 million (inclusive of the $21.8 million value assigned to the acquired mortgage servicing rights), and assumed liabilities with a fair value of $45.1 million. The J&J Acquisition resulted in the recognition of $5.2 million of goodwill, which is being amortized using the straight-line method over a life of ten years.

    In June 1996, CSC-UK acquired all of the outstanding capital stock of Greyfriars Group Limited (formerly known as Heritable Finance Limited and referred to herein as "Greyfriars"), a mortgage lender based in Reading, England in exchange for (pound)41.8 million ($64.1 million based on the Noon Buying Rate on the date of such acquisition) in cash and 99,362 shares of Common Stock valued at $2.5 million based upon the closing price of the Common Stock on the date of such acquisition and incurred closing costs of $2.3 million (the "Greyfriars Acquisition"). Greyfriars provides mortgage loans to borrowers that generally have higher quality credit profiles than the Company's typical UK borrowers. Pursuant to the Greyfriars Acquisition, the Company acquired assets with a fair value of $225.4 million, consisting primarily of mortgage loans of $221.2 million (inclusive of the $29.2 million value assigned to the acquired mortgage servicing rights), and assumed liabilities with a fair value of $181.9 million. The Greyfriars Acquisition resulted in the recognition of $25.4 million of goodwill, which is being amortized using the straight-line method over a life of ten years.

    The Company also owns an equity interest in IMC Mortgage Company, a Delaware corporation (including its predecessor Industry Mortgage Company, L.P., "IMC"). IMC originates, purchases, sells and services mortgage loans that are secured primarily by one- to four-family residences. Pursuant to a contractual agreement with IMC, the Company is obligated to offer to sell an average of $1.0 million of loans per month to IMC at market prices. The Company entered into an agreement with IMC whereby, in return for the payment of a fee, such monthly obligation was eliminated. For the years ended December 31, 1996 and 1995, IMC contributed approximately $754,000 and $480,000, respectively, to the Company's pre-tax income. IMC completed a public offering of its common stock in June 1996. As a result of this offering, the Company's interest in IMC is no longer accounted for under the equity method of accounting whereby the Company recognized its relative portion of the partnership earnings as revenues, but rather as available-for-sale securities in accordance with SFAS No. 115. Available-for-sale securities are reported on the statement of financial condition at fair market value with any corresponding change in value reported as an unrealized gain or loss (if assessed to be temporary) as an element of stockholders' equity after giving effect for taxes.

    The Company's principal executive office and mailing address is 565 Taxter Road, Elmsford, New York 10523-5200 and its telephone number is (914) 592-6677.

         All references herein to "$" are United States dollars; all references to "(pound)" are to British Pounds Sterling. Unless otherwise specified, translation of amounts from British Pounds Sterling to United States dollars has been made herein using exchange rates at the end of the period for which the relevant statements are prepared for balance sheet items and the weighted average exchange rates for the relevant period for statement of operations items, each based on the noon buying rate in New York City for cable transfers in foreign currencies as certified for customs purposes by the Federal Reserve Bank of New York.

US Overview

    In the US, the Company focuses on lending to individuals who are unable or unwilling to obtain mortgage financing from conventional mortgage sources such as thrift institutions and commercial banks. These conventional lending sources, as compared to the Company, generally impose stringent and inflexible loan underwriting guidelines and require a longer period of time to approve and fund loans. The Company's customers are individuals who often have impaired or unsubstantiated credit histories and/or unverifiable income (for example, because they are self-employed) and require or seek a high degree of personalized service and prompt response to their loan applications. As a result, the Company's customers generally are not averse to paying the higher interest rates that the Company charges for its loan programs as compared to the interest rates charged by conventional lending sources. Because its customers generally borrow for reasons other than the purchase of homes, the Company believes that it is not as dependent as traditional mortgage bankers on general levels of home sales and refinancing activity. In addition, the Company has a Wholesale Loan Acquisition Program whereby it purchases loans on a wholesale basis, on both a flow and bulk basis, from selected financial institutions and mortgage bankers.

    In the US, the Company originates and purchases loans principally through two channels: (i) originations through an extensive network of independent mortgage brokers utilizing the Company's New York headquarters and four regional processing offices located in California, Georgia, Illinois and Virginia; and
(ii) purchases on a flow basis through its Wholesale Loan Acquisition Program from selected financial institutions and mortgage bankers known as loan correspondents. The Company originates loans through a network of independent mortgage brokers, with its highest producing broker accounting for 1.9% of the total US origination and purchase volume in 1996. The Company strives to process each loan application received from mortgage brokers as quickly as possible in accordance with the Company's loan application approval procedures. Accordingly, most loan applications receive preliminary decisions within 24 hours of receipt and are funded within 15-25 days thereafter. Loans purchased on a flow basis in the Wholesale Loan Acquisition Program are originated by loan correspondents in accordance with the Company's underwriting guidelines and the Company purchases such loans in the form of complete loan packages. In some cases, the Company provides its loan correspondents with subwarehousing arrangements to facilitate the funding of mortgage loans. The highest producing loan correspondent in the Wholesale Loan Acquisition Program accounted for 7.4% of the total US origination and purchase volume in 1996. In June 1996, the Company first participated in the secondary market for loans offered on a bulk basis by loan correspondents. From time to time, the Company may make bulk purchases if it believes it has the excess underwriting, servicing and management capabilities in place, as well as the necessary access to capital, to review and purchase bulk loans competitively in this market segment.

    As the Company expands the channels through which it originates and purchases loans, it has also broadened the types of loans it offers. The Company offers a wide range of loan products in the US, including fixed and adjustable rate residential mortgage loans for refinancing, educational, home improvement and debt consolidation purposes, fixed and adjustable rate purchase money mortgage loans and mortgage loans on small multi-family and mixed-use properties (collectively, "Core Products"). The Company also offers conventional home improvement loans, "Sav*-A-Loan(R)" mortgage loans (loans generally made to homeowners with little or no equity in their property but who possess a favorable credit profile and debt-to-income ratio and who often use the proceeds from such loans to repay outstanding indebtedness as well as to make home improvements) and, to a lesser extent, loans partially insured by the Federal Housing Administration (the "FHA"), an agency of the US Department of Housing and Urban Development ("HUD"), pursuant to the Title I credit insurance program of the National Housing Act of 1934 (collectively, "Specialty Products"). The Company's Title I loans must be used by the borrower for property improvements that protect or improve the basic livability or utility of the property. The Title I loan program is a coinsurance program. The Company initially is at risk for 10% of the principal balance of each Title I loan. The FHA will insure the remaining 90% of the principal balance of each loan, subject to certain limits. The Company expects that an increasing percentage of its loan origination and purchase volume in the future will consist of the "Sav*-A-Loans(R)" product. The Company also offers jumbo loans and, beginning in 1997, conventional home mortgage loans (collectively, "Other Products").

    The Company retains the servicing rights to substantially all loans it originates or purchases. Loan servicing involves the collection of payments due under a loan, the monitoring of the loan, the remitting of payments to the holder of the loan, the furnishing of reports to such holder and the enforcement of the lender's rights, including attempting to recover delinquencies and instituting loan foreclosures.

    The Company sells its US loan production primarily through securitizations and, to a lesser extent, through whole loan sales. Through 1994, the Company sold virtually all of its loan production in private placements to a variety of institutional purchasers. In 1995 and 1996, however, the Company sold a substantial portion of its loan production in securitizations. In the US, the Company funds its originations and purchases through warehouse lines of credit and purchase and sale facilities. The Company sells the loans it originates and purchases into the purchase and sale facilities prior to their securitization and recognizes a gain on sale of the loans at the time of such sale. The Company also sold $73.5 million and $209.0 million of its US loan production in whole loan sales to institutional investors in 1996 and 1995, respectively.

UK Overview

    The Company commenced its UK operations in May 1995 with the formation of CSC-UK. In the UK market, the Company has focused on lending to individuals who are generally unable to obtain mortgage financing from Conventional UK Lenders because of impaired or unsubstantiated credit histories and/or unverifiable income, or who otherwise choose not to seek financing from such conventional lenders. The UK market is highly fragmented and underserved by conventional lenders as compared to the US market. The lack of participation of Conventional UK Lenders in this market is primarily a result of economic difficulties experienced in the UK in the late 1980s which, in conjunction with poor underwriting practices and a decline in home values caused in part by the significant reduction in the deductibility of mortgage interest for UK personal income tax purposes (enacted in 1988), resulted in unacceptable losses for Conventional UK Lenders who made loans to these borrowers during that period. As a result of these losses, the regulatory authorities responsible for overseeing Conventional UK Lenders imposed higher capital adequacy ratios on Conventional UK Lenders as a condition to making loans to borrowers with impaired or unsubstantiated credit histories and/or unverifiable income irrespective of the actual income levels or the home equity of these borrowers. Given the lack of participation by Conventional UK Lenders, the Company believes that these borrowers currently obtain mortgage financing through a number of small mortgage lending institutions, if at all.

    The Company originates loans in the UK through a network of independent mortgage brokers and, to a lesser extent, through direct marketing to occupants of government-owned residential properties in the UK. The Company has entered into contracts with 45 of its UK brokers, including several of its highest producing brokers, which grant the Company a right of first refusal on all loan applications that meet specified underwriting criteria. To further increase its loan origination volume and market share in the UK, the Company also acquired J&J and Greyfriars, two previously unaffiliated UK-based mortgage lenders. The J&J Acquisition provides the Company with greater strength in the second lien loan market, experienced management personnel necessary for the continuance of its expansion in the UK and a greater share of the fragmented UK market through additional broker relationships and the expansion of offered products. The Greyfriars Acquisition represents an expansion to a higher credit quality borrower and new product types complementary to the Company's other UK business, using more traditional underwriting guidelines.

    Although the Company's operations in the UK are generally similar to its US operations, there are certain distinctions, primarily related to loan payment and prepayment terms.

    Except for certain loans subject to regulations promulgated under the United Kingdom Consumer Credit Act 1974 (the "CCA"), the Company's UK loans are calculated by using a standard rate of interest (the "Standard Rate"), and may provide the opportunity for a borrower to make a reduced, or "concessionary" payment (the "Concessionary Rate") to the extent that the borrower pays his loan when due and is current on previous loan payments.

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

    With regard to prepayment terms, if a UK borrower redeems his loan in full prior to the maturity date (whether voluntarily or through a default), the equivalent of an early payment fee is incurred as a result of the borrower's contractual obligation to pay a stated amount of interest for the credit extended. The Company's UK loans provide for prepayment fees to be determined in one of two ways. For some of the Company's UK loans, the prepayment fee is based on an amount equal to a certain number of months interest; however, for the majority of the Company's UK loans, the total principal and interest due over the full term of the loan is calculated and then the borrower is provided a rebate for the unexpired portion of the loan term, resulting in the equivalent of an early payment fee. The amount due on a majority of the Company's loans in the case of a prepayment is based upon the amount of interest, at the Standard Rate or the Concessionary Rate (whichever is in effect on the date of prepayment), that has been "earned" and calculated in accordance with the "Rule of 78s" method with a one- to six-month deferment (i.e., for purposes of calculating the amount of interest that has been earned, the redemption date is set at one to six months after the date of actual redemption by the borrower). Prepayments of the Company's regulated loans are calculated using a one-month deferment, except where the term of the loan is five years or less, in which case a two-month deferment is used. This generally results in lower prepayment fees as compared to the Company's unregulated UK loans, which typically use a six-month deferment. In the hypothetical (pound)35,000 loan described above, the prepayments after the 18th, 120th and 180th months calculated using a six-month deferment at the Standard Rate would require the borrower to pay (pound)45,872, or 31.1% more than the original principal balance ((pound)41,080 or 17.4% more than the original principal balance if the prepayment were calculated using a one-month deferment), (pound)54, 651 or 56.1% more than the original principal balance ((pound)48,869 or 39.6% more than the original principal balance if the prepayment were calculated using a one-month deferment) and (pound)51,440 or 47.0% more than the original principal balance ((pound)32,277 or 7.8% less than the original principal balance if the prepayment were calculated using a one-month deferment), respectively.

    The Company believes that the standard rate/concessionary rate structure utilized in some of its loan products is enforceable under English law, and that providing for a Standard Rate that can be reduced to a Concessionary Rate upon prompt payment does not contravene the common law rule against charging penalty interest. In addition, the Company believes that the provisions of such loans entitling the Company to accelerate repayment upon the occurrence of specified events of default and to calculate the interest rebate using the Rule of 78s with a six month deferment are not penalties. A recent UK regulatory initiative questions standard/concessionary rate structures and the use of the Rule of 78s. See " - Regulation -- UK."

    The Company anticipates selling UK loans through securitizations and, to a lesser extent, through whole loan sales to maximize its revenues and provide greater flexibility in managing its cash requirements. Prior to each such sale, the Company sells UK loans upon origination to Greenwich International Ltd., a subsidiary of Greenwich Capital Markets, Inc. (referred to herein, including any affiliates as "Greenwich") pursuant to the terms of the UK Greenwich Facility (defined herein under "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources"). The Company completed UK loan sales through securitizations of (pound)32.0 million ($49.6 million), (pound)64.5 million ($102.0 million) and (pound)116.3 million ($189.2 million), respectively, in March, October and November 1996.

BUSINESS STRATEGY

    The Company's business strategy is to continue its focus on lending to borrowers who are unable or unwilling to obtain mortgage financing from conventional mortgage sources. In the US, the Company originates loans through an extensive network of independent mortgage brokers and purchases loans under its Wholesale Loan Acquisition Program on a flow basis from selected financial institutions and mortgage bankers. In the UK, the Company originates loans principally through a network of independent mortgage brokers. The Company's goal is to continue to increase its loan origination and purchase volume by pursuing the strategies discussed below.

Geographic Expansion in the US

    The Company intends to expand its independent mortgage broker network and Wholesale Loan Acquisition Program in the US on a nationwide basis. The Company currently has an extensive independent broker network covering 42 states and the District of Columbia utilizing the Company's New York headquarters and four regional processing centers located in California, Georgia, Illinois and Virginia and it purchases loans from selected financial institutions and mortgage bankers. The Company's expansion strategy involves (i) identifying areas with demographic statistics that are comparable to existing markets where the Company has been successful in originating and purchasing loans, (ii) understanding the area's regulatory requirements and tailoring the Company's loan programs to comply with such requirements, (iii) searching for and retaining business development representatives for that area who have (or have the ability to develop) contacts with the independent mortgage brokers originating loans in that area and (iv) marketing to the independent mortgage brokers through the business development representatives in order to generate loan originations.

Growth through Selected Acquisitions

    The Company intends to continue to expand its existing operations through the acquisition of complementary consumer finance businesses in order to enhance revenue and market share as well as to capitalize on the Company's existing systems, financial resources and experienced personnel. In furtherance of this strategy, the Company acquired J&J and Greyfriars. The J&J Acquisition provides the Company with greater strength in the second lien loan market, experienced management personnel and a greater share of the fragmented UK market through additional broker relationships and the expansion of product offerings. The Greyfriars Acquisition represents an expansion to a higher credit quality borrower and new product types complementary to the Company's other UK business.

Further Development and Expansion of UK Operations

    In the UK, the Company seeks to target an underserved segment of the home equity market by lending to borrowers who are unable to obtain mortgage financing from conventional mortgage sources because of impaired or unsubstantiated credit histories, and/or unverifiable income, or who choose not to seek financing from such conventional lenders. Given the lack of participation by Conventional UK Lenders in this market segment, the Company believes that these borrowers currently obtain mortgage financing through a number of small, privately held mortgage lenders, if at all.

    Since the formation of CSC-UK in May 1995, the Company has been actively marketing its products and services to mortgage brokers in the UK. In order to increase purchase volume from its UK brokers, the Company has entered into contracts with 45 of its brokers, including several of its highest producing brokers, which grant the Company a right of first refusal on all loan applications that meet specified underwriting criteria. The Company has proprietary on-line software used by many of its brokers to expedite the loan application process and has adopted in the UK its US underwriting procedures in implementing standardized appraisal guidelines and employing underwriting and processing staff to provide prompt, efficient and reliable service to the UK broker community. The Company also intends to broaden the range of loan products it offers in the UK in order to increase the base of brokers it serves. For example, the Company has begun direct marketing of a new loan product designed for occupants of government-owned residential properties in the UK.

Expansion of Wholesale Operations

    The Company seeks to increase significantly its wholesale purchases of loans from selected financial institutions and mortgage bankers under its Wholesale Loan Acquisition Program. The Company offers a wide range of products and services, as well as quick response times, to meet the needs of the participants in its Wholesale Loan Acquisition Program. In addition, the Company offers subwarehousing arrangements to selected mortgage bankers to facilitate the funding of mortgage loans.

Maximization of Independent Mortgage Broker Relationships

    The Company seeks to maximize its loan origination capability from its network of independent mortgage brokers by offering a variety of innovative products and providing consistent underwriting and prompt and efficient service at competitive prices. The Company offers over 20 loan products to its independent mortgage brokers to meet the needs of the diverse borrower market. The Company targets brokers with a smaller volume of loans, a segment of the mortgage market the Company believes has typically been underserved by traditional sources, and attempts to retain and grow these relationships by providing quality and reliable products and services as well as consistent underwriting and substantial funding sources. The Company processes and underwrites loans for its brokers, generally making preliminary decisions within 24 hours of receipt of an application and funding within 15-25 days thereafter. The Company believes that it can achieve further penetration of its existing independent mortgage broker network without incurring significant concentration risks. In the UK, the Company has entered into contracts with 45 of its brokers, including several of its highest producing brokers, which grant the Company a right of first refusal on all loan applications that meet specified underwriting criteria. In addition, the Company has proprietary on-line software used by many of its brokers to expedite the loan application process.

Maintenance of Underwriting Standards and Infrastructure

    As the Company expands its product offerings and increases its loan origination and purchase volume, it intends to continue to apply its underwriting standards and quality control procedures in connection with the loans it originates, purchases and services. The Company strives to develop software and purchase hardware that monitor the Company's loan portfolio in order to service the portfolio effectively. The Company has recently upgraded its computer system to provide additional capacity to accommodate the increased loan origination and purchase volume and to provide greater flexibility in monitoring the various types of loan products the Company offers. The Company continues to expand its facilities, retain experienced personnel and monitor loan payments carefully in order to maintain service levels as it grows its loan origination and purchase volume.

Introduction and Expansion of New Products

    The Company frequently reviews its loan offerings and introduces new loan products to attempt to meet the needs of its customers. The Company also evaluates products or programs that it believes enhance revenue by leveraging the Company's existing systems and personnel. In furtherance of this strategy, in December 1995 the Company expanded loan production volume to include Title I home improvement loans, in May 1996 the Company expanded loan production volume to include conventional home improvement loans and in February 1997 the Company expanded loan production volume to include conventional loans. The Company also offers adjustable rate mortgage loans, jumbo loans and "Sav*-A-Loans(R)" (loans to homeowners with little or no equity in their property but who possess a favorable credit profile and debt-to-income ratio and who often use the proceeds from such loans to repay outstanding indebtedness as well as make home improvements). In addition, the Greyfriars Acquisition has provided the Company with expanded loan product offerings to UK borrowers with higher quality credit than the Company's typical UK borrowers.

LOANS

Overview

    The Company's consumer finance activities primarily consist of originating, purchasing, selling and servicing mortgage loans. The vast majority of these loans are traditional home equity loans secured by first mortgages on one- to four-family residences. The balance are loans secured by junior mortgages on one- to four-family residences, loans secured by first mortgages on small multi-family residences and mixed-use properties, "Sav*-A-Loans(R)," jumbo loans, conventional home improvement loans and, to a lesser extent, Title I home improvement loans. Once a loan application has been received, the underwriting process completed and the loan funded or purchased, the Company typically will package the loans in a portfolio and sell the portfolio, either through a securitization or directly on a whole loan basis to institutional purchasers. The Company retains the right to service substantially all of the loan origination and purchase volume that it sells. The Company also acts as a contract loan servicer for other financial institutions.

Loan Originations and Purchases

    The Company is licensed or registered to originate or purchase loans in 42 states and the District of Columbia through a network of independent mortgage brokers and through its eight US branch offices. In addition, the Company purchases loans on a wholesale basis from selected financial institutions and mortgage bankers and, on occasion, in bulk from other originators. In the UK, the Company also originates loans through a network of independent mortgage brokers. The Company believes that its strategy of originating loans through independent mortgage brokers and purchasing loans in the US through wholesale acquisitions is efficient as it allows the Company, with only nine offices, to maintain lower overhead expenses than competing companies utilizing a more extensive branch office system.

                   CHANNELS OF LOAN ORIGINATIONS AND PURCHASES

                                                            US                                  UK
                                     -------------------------------------------    ------------------------------
                                                     YEAR ENDED                                        FORMATION
                                                    DECEMBER 31,                                        THROUGH
                                     -------------------------------------------                      DECEMBER 31,
                                          1996           1995          1994              1996              1995
                                     -------------  ------------- -------------     -------------    -------------
                                                             (DOLLARS IN THOUSANDS)
          Independent Mortgage
            Brokers:
            Principal balance......    $  548,242     $291,907     $149,724          $220,034         $41,395
            Number of loans........         9,173        4,161        1,947             8,042             960
            Average principal
              balance per loan.....     $    59.8     $   70.2     $   76.9          $   27.4         $  43.1

          Wholesale Loan
          Acquisition
            Program:
            Principal balance......    $  612,049     $125,957     $  4,686          $  1,045              --
            Number of loans........         9,431        1,847           60                47              --
            Average principal
              balance per loan.....    $     64.9     $   68.2     $   78.1          $   22.2              --

          Bulk Purchases(1):
            Principal balance......    $  129,064           --           --          $242,467              --
            Number of loans........         2,259           --           --            18,527              --
            Average principal
              balance per loan.....     $    57.1           --           --          $   13.1              --
          Total Loan Originations
            and Purchases:
            Principal balance......    $1,289,355     $417,864     $154,410          $463,546         $41,395
            Number of loans........        20,863        6,008        2,007            26,616             960
            Average principal
              balance per loan.....    $     61.8     $   69.6     $   76.9          $   17.4         $  43.1

------------------

(1) For the year ended December 31, 1996, the UK data represent the loan portfolios acquired as a result of the J&J Acquisition and Greyfriars Acquisition.

    Independent Mortgage Brokers. A significant portion of the Company's US loan origination and purchase volume is currently derived from independent mortgage brokers. During 1996 and 1995, $548.2 million or 42.5% and $291.9 million or 69.9%, respectively, of the Company's loan originations and purchases were sourced through the independent mortgage broker network. All independent mortgage brokers submitting loan applications to the Company must be registered or licensed as required by the jurisdiction in which they operate. The Company believes that not only are independent mortgage brokers the most efficient way to reach borrowers, but also that the use of these brokers minimizes the Company's staffing requirements and marketing expenses.

    The Company receives credit application packages from mortgage brokers. As independent mortgage brokers may submit loan applications to several prospective lenders simultaneously, the Company strives to provide a quick response to the loan application (in most instances a preliminary response is given on the same day that the application is received). In addition, the Company emphasizes personal service to both the broker and loan applicant by having consultants and loan processors follow the loan application through the application and closing process. Because the Company's independent mortgage brokers collect fees from the borrower and are not compensated by the Company, the Company believes that consistent underwriting, quick response times and personal service are critical to successfully originating loans through independent mortgage brokers. During 1996 and 1995, the single highest producing independent mortgage broker accounted for 1.9% and 6.4%, respectively, of the Company's US loan originations and purchases, and the ten highest producing independent mortgage brokers accounted for 7.8% and 21.0%, respectively, of the Company's US loan originations and purchases. The Company periodically reviews the performance of the loans produced by each independent broker and any pattern of higher than expected delinquency or documentation deficiencies will result in the elimination of that broker from the Company's approved list.

    Wholesale Loan Acquisition Program. In addition to originating loans through its network of independent mortgage brokers, the Company purchases US loans on a flow basis through its Wholesale Loan Acquisition Program. These loan purchases are in the form of complete loan packages originated by loan correspondents. Commenced in 1994, the Wholesale Loan Acquisition Program accounted for $612.0 million (47.5%), $126.0 million (30.1%) and $4.7 million (3.0%) of the Company's total US loan origination and purchase volume for 1996, 1995 and 1994, respectively. The Company anticipates that this program will account for substantially more of the Company's total loan origination and purchase volume in the future.

    The Company purchases loans on a flow basis under the Wholesale Loan Acquisition Program. The correspondent follows the Company's underwriting guidelines and lends to the borrower in accordance with these guidelines. After the correspondent has made the loan, the Company purchases the loan from the correspondent. Loan correspondents must be registered or licensed as required by the jurisdiction in which they operate and must be approved by the Company. Prior to approving a financial institution or mortgage banker as a loan correspondent, the Company performs an extensive investigation of, among other things, the proposed loan correspondent's licensing or registration and the performance of its previously originated loans. The investigation includes contacting the agency that licenses or registers such loan correspondent, as well as other purchasers of loans originated by it, and reviewing such loan correspondent's financial statements. Following approval, the Company requires each loan correspondent to enter into a purchase and sale agreement with customary representations and warranties regarding the loans sold to the Company. No single financial institution or other mortgage banker in the Wholesale Loan Acquisition Program accounted for more than 7.4% or 6.4% of the Company's US loan originations and purchases during 1996 or 1995, respectively.

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

    Bulk Purchases. In June 1996, the Company first participated in the secondary market for loans offered on a bulk basis by other originators. The Company completed bulk purchases of $129.1 million in loans as of December 31, 1996. Bulk purchases accounted for 10.0% of the Company's total US loan origination and purchase volume in 1996. In the case of bulk purchases, loan correspondents originate numerous loans without seeking the Company's preapproval. The loans are packaged in a large portfolio and presented to the Company for review and possible purchase. The Company re-underwrites the loans in each package and purchases those loans that meet its underwriting standards. From time to time, the Company may make bulk purchases if it believes it has the underwriting, management and servicing capabilities and capital resources necessary to compete effectively in this market.

    Geographic Distribution of US Loans. Although the Company is licensed or registered in 42 states and the District of Columbia, it has historically concentrated its business in the eastern seaboard states and the midwest. While this concentration has declined, New York contributed 37.0% of the Company's total US loan origination and purchase volume for the year ended December 31, 1995 and 17.7% for the year ended December 31, 1996. The Company intends to expand its loan origination and purchase activities into new states, as well as within states it currently serves, through both independent mortgage brokers and its Wholesale Loan Acquisition Program. Typically, the Company begins to originate and purchase loans within a six-month period after receiving its license or becoming registered in a state. This allows the Company time to develop appropriate documentation and procedures for complying with local and state regulatory requirements, retain a business development representative for the market, implement through that business development representative a strategy designed to familiarize loan origination and purchase sources with the Company and its loan programs, as well as pre-qualify appraisers, title companies and closing attorneys. During 1996 and 1995, the Company received its license or became registered to conduct mortgage banking activities in 25 additional states.

                 GEOGRAPHIC DISTRIBUTION OF US LOAN ORIGINATIONS
                                  AND PURCHASES

                                        YEAR ENDED DECEMBER 31,
                                ---------------------------------------
                                1996               1995            1994
                            ------------      -------------   ---------
      States
        New York......             17.7%             37.0%           67.2%
        New Jersey....             10.9               6.4             2.1
        Illinois......             10.0              17.6            12.2
        Florida.......              8.4               0.6              --
        Maryland......              7.0               7.6             5.3
        Ohio..........              5.8               2.3              --
        Indiana.......              5.8               4.1             5.0
        Michigan......              5.5               1.1              --
        Georgia.......              4.9               4.2              --
        Pennsylvania..              4.6               5.8             0.4
        Massachusetts.              3.8               1.9             0.7
        South Carolina              2.5               1.7              --
        Virginia......              2.0               2.5             1.7
        North Carolina              1.9               1.6              --
        Connecticut...              1.7               1.4             4.5
        California....              1.3                --              --
        Tennessee.....              0.9                --              --
        All other states            5.3               4.2             0.9
                                -------           --------        --------
                Total.           100.0%             100.0%          100.0%
                                =======           ========        ========

    UK Originations. The Company currently originates all of its UK loans through independent mortgage brokers using methods similar to those used in the US to generate loan origination volume. Most loans to borrowers with impaired or unsubstantiated credit histories, and/or unverifiable income, or who otherwise do not choose to use Conventional UK Lenders are originated by independent mortgage brokers throughout the UK. Mortgage brokers fund their originated loans through private investors, selected financial institutions and, since the formation of CSC-UK, the Company.

    The Company is licensed to originate loans throughout England, Scotland and Wales. The Company will only originate loans through Company-approved independent mortgage brokers that are accredited and licensed under the CCA. Unlike in the US, the Company pays these brokers a commission on loans they originate through CSC-UK. Many of the Company's mortgage brokers in the UK, including the Company's 31 highest producing mortgage brokers, utilize the Company's proprietary on-line software to expedite the loan process. Although the Company has a large number of independent brokers who are approved to submit applications in the UK, 30.7% of CSC-UK's loan originations in 1996 and 60.5% in 1995 came from three mortgage brokers. Although the Company believes that its products and services will attract a consistent flow of loan origination volume from mortgage brokers, there can be no assurance the Company will be able to obtain similar levels of loan origination volume from these three, or other, brokers in the future.

    The Company has expanded its broker relationships, and therefore its originations, in the UK through internal development, as well as through strategic acquisitions. In order to provide increased purchase volume, the Company has entered into contracts with several of its highest producing brokers which grant the Company a right of first refusal on all loan applications by the broker that meet specified underwriting criteria. The contracts generally have three-year terms and provide that the Company will pay the broker certain additional commissions upon the sale to the Company of specified volumes of qualifying loans. As of December 31, 1996, the Company had entered into such right of first refusal contracts with 45 UK brokers. These brokers accounted for 50.0% and 70.0% of the Company's total UK loan origination volume in 1996 and 1995, respectively.

    The Company also recently expanded its originations sources in the UK through the J&J Acquisition and the Greyfriars Acquisition. J&J originates loans through a network of approved independent mortgage brokers, the majority of which specialize in lending to borrowers who generally have credit characteristics which would allow them to qualify for loans from Conventional UK Lenders. These mortgage brokers refer applicants with weaker credit characteristics to J&J. Traditionally, J&J's loans have been secured primarily by second mortgages. Loans made by J&J tend to have higher interest rates than the blended interest rates on loans made by CSC-UK. The weighted average interest rate on J&J's loan portfolio as of December 31, 1996 and 1995 was 23.0% and 23.2%, respectively, as compared to that of 16.4% and 16.4%, respectively, on CSC-UK's loan portfolio as of the same dates. J&J's loans are subject to prepayment fees. In addition, certain of J&J's loans are also subject to the calculation of prepayments under the Rule of 78s method. Because the majority of J&J's loans are regulated, prepayments under the Rule of 78s method are therefore calculated with a one-month deferment, which generally results in lower prepayment fees.

    The Company believes that the J&J Acquisition strengthens the Company's position in the UK market and expands its product base. J&J specializes in lending to customers who are very similar to those served by the Company and offers loan products used by borrowers for similar purposes. Pursuant to the J&J Acquisition, the Company expanded its mortgage broker network. J&J also originates several types of loans that the Company did not previously offer. The Company believes that the expansion of the mortgage broker network and loan products achieved through the J&J Acquisition will enable the Company to increase its share of the fragmented UK market. The J&J Acquisition also provides the Company with additional experienced management personnel for its continued expansion in the UK. The Company also believes that, with access to improved loan funding sources such as the UK Greenwich Facility, J&J will be able to increase its loan origination volume significantly.

    Greyfriars provides secured mortgage loans to individuals in the UK that generally have higher quality credit profiles than the Company's typical UK borrowers. Greyfriars originates, through a network of mortgage brokers, a wide range of mortgage loan products secured primarily by second mortgages on single family residences. The majority of Greyfriars' loans are made to owners of residences who use the proceeds for such purposes as debt consolidation, the financing of home improvements and educational purposes. Loans made by Greyfriars tend to have a lower interest rate than the blended interest rate on loans made by CSC-UK. The weighted average interest rate on Greyfriars' loan portfolio as of December

31, 1996 and 1995 was 13.8% and 14.8%, respectively, as compared to that of 16.4% and 16.4%, respectively, on CSC-UK's loan portfolio as of the same dates. Greyfriars' loans are subject to prepayment fees and to the calculation of prepayments under the Rule of 78s method. Because the majority of Greyfriars' loans are regulated, prepayments under the Rule of 78s method are generally calculated with a one-month deferment which generally results in lower prepayment fees.

    The Greyfriars Acquisition represents an expansion in borrower and product types complementary to the Company's other UK business. Greyfriars specializes in lending to customers with higher quality credit characteristics than those served by the Company but who use the loan proceeds for similar purposes. Greyfriars also originates several types of loans that the Company did not previously offer. Greyfriars' business uses more traditional underwriting guidelines and practices than those of CSC-UK, thereby expanding CSC-UK's underwriting capability and, accordingly, the products CSC-UK is able to offer. The Company believes that the expansion of loan products achieved through the Greyfriars Acquisition will enable the Company to increase its share of the fragmented UK market. The Company also believes that, with access to improved loan funding sources such as the UK Greenwich Facility, Greyfriars will be able to increase its loan origination volume significantly.

    The following table highlights certain selected information relating to the origination and purchase of Core Product loans by the Company during the periods shown.

                  CORE PRODUCT LOAN ORIGINATIONS AND PURCHASES

                                                                  US                                  UK
                                                   ------------------------------------    --------------------------
                                                                                                          FORMATION
                                                       YEAR ENDED DECEMBER 31,             YEAR ENDED      THROUGH
                                                   ------------------------------------    DECEMBER 31,  DECEMBER 31,
                                                   1996 (1)        1995          1994        1996(2)        1995
                                                   --------      --------     ---------    ----------   -------------
           Type of property securing loan:
             One- to four-family............        95.5%         97.2%         98.3%          98.5%         96.3%
             Multi-family/Mixed-use.........         4.5           2.8           1.7            1.5           3.7
           Type of mortgage securing loan:
             First mortgage.................        94.0          89.0          87.0           67.8          92.0
             Second mortgage................         6.0          11.0          13.0           32.2           8.0
           Weighted average interest rate...        11.8          11.9          11.1           16.4          16.4
           Weighted average initial
             loan-to-value ratio(3).........        72.5          66.4          59.7           56.0          49.0


------------------

(1) Including Specialty Products and Other Products, one- to four-family would be 96.1%, multi-family/mixed use would be 3.9%, first mortgage would be 89.6%, second mortgage would be 10.4%, weighted average interest rate would be 12.0% and weighted average initial loan-to-value ratio would be 75.5%.

(2) Includes $51.9 million of loans acquired from J&J, 75.0% of which were secured by second mortgages, with a weighted average interest rate of 23.6% and a weighted average initial loan-to-value ratio of 45.6%, and includes $190.5 million of loans acquired from Greyfriars, 82.0% of which were secured by second mortgages, with a weighted average interest rate of 14.5% and a weighted average initial loan-to-value ratio of 52.5%.

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

Loan Underwriting -- US

    Underwriting Guidelines for One- to Four-Family Loans. The following is a description of the underwriting guidelines customarily and currently employed by the Company with respect to mortgage loans which it originates or purchases from others. The Company revises such guidelines from time to time in connection with changing economic and market conditions. These underwriting guidelines are applied consistently with respect to all of the Company's US one- to four-family loans, whether originated through mortgage brokers or purchased on a flow basis under the Wholesale Loan Acquisition Program.

    The Company's business consists primarily of originating, purchasing and servicing mortgage loans. The principal balance of the loans purchased or originated by the Company generally ranges from a minimum of $8,500 to a maximum of $450,000, with the exception of jumbo loans, which range from a minimum of $500,000 to a maximum of $3.5 million. Under the Company's current policy, the majority of the mortgage loans the Company acquires or originates (other than "Sav*-A-Loans(R)") have loan-to-value ratios which do not exceed 85%, except that in some instances, on an exception basis, the Company may accept a loan with a loan-to-value ratio up to 91%.

    The Company specializes in mortgage loans that do not conform to the underwriting standards of FNMA or FHLMC and typically applied by banks and other primary lending institutions, particularly with regard to a prospective borrower's credit history. In analyzing loan applications, the Company analyzes both the borrower's credit and the value of the underlying property which will secure the loan, including the characteristics of the underlying first lien, if any.

    The Company considers factors pertaining to the borrower's current employment, stability of employment and income, financial resources, and analysis of credit, reflecting not only the ability to pay, but also the willingness to repay contractual obligations. The property's age, condition, location, value and continued marketability are additional factors considered in each risk analysis.

    The Company's underwriting standards are designed to provide a program for all qualified applicants in an amount and for a period of time consistent with their ability to repay. All of the Company's underwriting determinations are made without regard to sex, marital status, race, color, religion, age or national origin. Each application is evaluated on its individual merits, applying the guidelines set forth below, to ensure that each application is considered on an equitable basis.

    The Company originates mortgage loans with different credit characteristics depending on the credit profiles of individual borrowers. Except for "Balloon Loans" (i.e., mortgage loans that provide on the date of origination for scheduled monthly payments in level amounts substantially lower than the amount of the final scheduled payment), the mortgage loans originated by the Company generally have amortization schedules ranging from 15 years to 30 years and require monthly payments which are due as of a scheduled day of each month which is fixed at the time of origination. Balloon Loans generally provide for scheduled amortization over 30 years with a due date and a balloon payment at the end of the fifteenth year. The collateral securing loans acquired or originated by the Company are generally one- to four-family residences, including condominiums, manufactured housing and townhomes and such properties may or may not be occupied by the owner. It is the Company's policy not to accept mobile or commercial properties (other than mixed-use properties) or unimproved land as collateral. However, the Company will accept small multi-family properties which consist of more than four residential units.

    The Company's mortgage loan program includes: (i) a full documentation program and (ii) a non-income verification program. Under the full documentation program, the borrower's total monthly debt obligations (which include principal and interest on the new loan and all other mortgages, loans, charge accounts and scheduled indebtedness) generally cannot exceed 50% of the borrower's monthly gross income. Loans to borrowers who are salaried employees must be supported by current employment information in addition to employment history, which information is generally verified based on written confirmation from employers, one or more pay-stubs, recent W-2 tax forms, recent tax returns or telephone confirmation from the employer. For the Company's non-income verification program, proof of employment or self-employment is required.

    The Company requires that a full appraisal of the property used as collateral for any loan that it acquires or originates be performed in connection with the origination of the loan. All appraisals are performed by third party, fee-based appraisers and generally conform to current FNMA/FHLMC secondary market requirements for residential property appraisals. Each such appraisal generally includes, among other things, an inspection of the exterior and interior of the subject property and, where available, data from sales within the preceding 12 months of similar properties within the same general location as the subject property.

    A credit report by an independent, nationally recognized credit reporting agency reflecting the applicant's complete credit history is also required. The credit report typically contains information reflecting delinquencies, repossessions, judgments, foreclosures, bankruptcies and similar instances of adverse credit that can be discovered by a search of public records. An applicant's recent credit performance weighs heavily in the evaluation of risk by the Company. The credit report is used to evaluate the borrower's record and must be current at the time of application. A lack of credit history will not necessarily preclude a loan if the borrower has sufficient equity in the property. Slow payments on the borrower's credit report must be satisfactorily explained and will normally reduce the amount of the loan for which the applicant can be approved.

    The Company requires title insurance coverage issued by an approved ALTA title insurance company on all property securing mortgage loans it originates or purchases. The Company and its assignees are generally named as the insured. Title insurance policies indicate the lien position of the mortgage loan and protect the Company against loss if the title or lien position is not as indicated. The applicant is also required to secure hazard and, in certain instances, flood insurance in an amount sufficient to cover the lesser of (i) the new loan and any senior mortgage and (ii) an amount sufficient to cover replacement costs of the mortgaged property.

    The Company has established classifications with respect to the credit profiles of loans based on certain of the borrower's characteristics. Each loan applicant is placed into one of four letter ratings ("A" through "D," with subratings within those categories), depending upon a number of factors including the applicant's credit history, based on credit bureau reports and employment status. Terms of loans made by the Company, as well as the maximum loan-to-value ratio and debt service to income coverage (calculated by dividing fixed monthly debt payments by gross monthly income), vary depending upon the classification of the borrower. Borrowers with lower credit ratings generally pay higher interest rates and loan origination fees.

    The following table sets forth certain information with respect to loan applicants for one- to four-family loans based on the Company's internal borrower classification, along with weighted average coupons, during the years ended December 31, 1996 and 1995.

                    ONE- TO FOUR-FAMILY US LOAN ORIGINATIONS

                                    FOR THE YEAR ENDED                       FOR THE YEAR ENDED
                                     DECEMBER 31, 1996                        DECEMBER 31, 1995
                          --------------------------------------   -----------------------------------------
        THE COMPANY'S         TOTAL                    WEIGHTED        TOTAL                        WEIGHTED
          BORROWER         (DOLLARS IN      % OF        AVERAGE     (DOLLARS IN       % OF           AVERAGE
       CLASSIFICATION       MILLIONS)       TOTAL       COUPON       MILLIONS)        TOTAL          COUPON
      ----------------    -------------------------  -----------   --------------------------     ---------
      "A" Risk........       $ 546.2          49.6%       11.2%       $ 181.2           44.6%          11.2%
      "B" Risk........         364.4          33.1        11.6          152.0           37.4           12.0
      "C" Risk........         107.4           9.7        12.8           46.0           11.3           13.2
      "D" Risk........          83.8           7.6        14.8           27.1            6.7           14.2
                             -------       -------      ------        -------        -------         ------
           Total......      $1,101.8         100.0%       11.8%       $ 406.3          100.0%          11.9%
                             ========      =======      ======        =======        =======         ======

    The criteria currently used by the Company in classifying loan applicants for one- to four-family loans can be generalized as follows:

        "A" Risk. Under the "A" risk category, a loan applicant must have generally repaid installment or revolving debt according to its terms.

     - Existing mortgage loans: required to be current at the time the application is submitted, with a maximum of one (or two on a case-by-case basis) 30-day late payment(s) within the last 12 months being acceptable.

     - Non-mortgage credit: minor derogatory items are allowed, but a letter of explanation is required; any recent open collection accounts or open charge-offs, judgments or liens would generally disqualify a loan applicant from this category.

     - Bankruptcy filings: must have been discharged more than four years prior to closing with credit re-established.

     - Maximum loan-to-value ratio: up to 80% (or 90% on an exception basis) is permitted for a loan secured by an owner-occupied one-to-four family residence; 75% (or up to 80% on an exception basis) for a loan secured by an owner-occupied condominium; and 70% (or up to 80% on an exception basis) for a loan secured by a non-owner occupied one- to four-family residence.

     -  Debt service-to-income ratio: generally 45% or less.

        "B" Risk. Under the "B" risk category, a loan applicant must have generally repaid installment or revolving debt according to its terms.

     - Existing mortgage loans: required to be current at the time the application is submitted, with a maximum of three (or four on a case-by-case basis) 30-day late payments within the last 12 months being acceptable.

     - Non-mortgage credit: some prior defaults may have occurred, but major credit paid or installment debt paid as agreed may offset some delinquency; any open charge-offs, judgments or liens would generally disqualify a loan applicant from this category.

     - Bankruptcy filings: must have been discharged more than two years prior to closing with credit re-established.

     - Maximum loan-to-value ratio: up to 80% (or 90% on an exception basis) is permitted for a loan secured by an owner-occupied one- to four-family residence; and 70% (or 80% on an exception basis) for a loan secured by a non-owner-occupied one- to four-family residence.

     - Debt service-to-income ratio: generally 50% or less (45% or less for 90% loan-to-value ratios).

        "C" Risk. Under the "C" risk category, a loan applicant may have experienced significant credit problems in the past.

     - Existing mortgage loans: must be brought current from loan proceeds; applicant is allowed a maximum of five 30-day late payments and two 60-day late payment within the last 12 months.

     - Non-mortgage credit: significant prior delinquencies may have occurred, but major credit paid or installment debt as agreed may offset some delinquency; all delinquent credit must be current or paid off.

     - Bankruptcy filings: must have been discharged, and a minimum one year of re-established credit is required.

     - Maximum loan-to-value ratio: up to 75% (or 80% on an exception basis for first time liens only) is permitted for a loan secured by an owner-occupied one- to four-family residence; 65% for a loan secured by an owner-occupied condominium; and 70% for a non-owner-occupied one- to four-family residence.

     -  Debt service-to-income ratio: generally 50% or less.

        "D" Risk. Under the "D" risk category a loan applicant may have experienced significant credit problems in the past.

     - Existing mortgage loans: must be brought current from loan proceeds and no more than 150 days delinquent at closing; an explanation for such delinquency is required.

     - Non-mortgage credit: significant prior defaults may have occurred, but the applicant must be able to demonstrate regularity in payment of some credit obligations; all charge-offs, judgments, liens or collection accounts must be paid off.

     - Bankruptcy filings: open Chapter 13 bankruptcies will be considered with evidence that the plan is being paid according to terms; outstanding balance must be paid in full and discharged from loan proceeds.

     - Maximum loan-to-value ratio: up to 70% is permitted for a loan secured by an owner-occupied one- to four-family residence; 60% for a loan secured by an owner-occupied condominium; and 65% for a non-owner-occupied one- to four-family residence.

     -  Debt service-to-income ratio: generally 50% or less.

    Exceptions. As described above, the Company uses the foregoing categories and characteristics only as guidelines. On a case-by-case basis, the Company may determine that the prospective mortgagor warrants a risk category upgrade, a debt service-to-income ratio exception, a pricing exception, a loan-to-value exception or an exception from certain requirements of a particular risk category (collectively called an "Upgrade" or an "Exception"). An Upgrade or Exception may generally be allowed if the application reflects certain compensating factors, among others: low loan-to-value ratio; pride of ownership; stable employment or length of occupancy at the applicant's current residence. An Upgrade or Exception may also be allowed if the applicant places a down payment in escrow equal to at least 20% of the purchase price of the mortgaged property, or if the new loan reduces the applicant's monthly aggregate debt load. Accordingly, the Company may classify in a more favorable risk category certain mortgage loans that, in the absence of such compensating factors, would satisfy only the criteria of a less favorable risk category.

    Underwriting Guidelines for Multi-Family and Mixed-Use Properties. The Company originates mortgage loans secured by residential properties consisting of more than four units as well as mortgage loans secured by mixed-use properties. A potential mortgagor of such a property must have established credit and any excessive judgment liens or bankruptcies generally would disqualify the application. If a potential mortgagor is attempting to obtain a mortgage on a multi-family or mixed-use property with two to six units, then such multi-family or mixed-use property should have net income at least equal to debt service. If a potential mortgagor is attempting to obtain a mortgage on a multi-family or mixed-use property with seven units or more, then such multi-family or mixed-use property should have net income of at least 120% of debt service. The maximum loan-to-value ratio the Company allows for a mixed-use property is usually no greater than 65%. The Company requires a Phase I Environmental Report for mortgage loans secured by properties with seven or more units and may require a Phase I Report on other property depending on the use or prior use of the subject property or the contents of the related appraisal report.

    Underwriting Guidelines for Conventional Home Improvement Loans and Title I Loans. Borrowers of home improvement loans partially insured by the FHA under Title I are evaluated primarily based upon the ratio of their total monthly debt obligations to monthly gross income, which, by Company policy, generally cannot exceed 45% (however, monthly debt-to-income ratios up to 50% are accepted by HUD), rather than the loan-to-value ratio on the underlying property. All Title I loans require a title search. The borrower must have at least a one-half interest in the property and furnish the Company with a detailed description of the improvements to be financed. In accordance with government requirements, the home improvements financed by Title I loans are inspected within six months of their funding date.

    Specified loan underwriting requirements must be satisfied prior to loan approval and disbursement of funds. For secured Title I loans, the lender must verify that the borrower has at least a one-half interest in the mortgaged property. Additionally, the Company requires that all owners in fee simple have signed the lien instrument. In addition, the loan file must contain the promissory note, lien instrument and other documents required by regulation. The borrower's current paying habits and previous credit history must be ascertained by obtaining a consumer credit report and by other credit investigation. For Title I loans, a two-year written verification of income and employment is also required, whereas conventional home improvement loans require only oral confirmation of the two-year income and employment history plus the applicant's latest pay stub. This may include review of any one of the following: (i) recent payroll stubs (year-to-date plus current); (ii) verification of employment forms; (iii) signed tax returns (self-employed); (iv) financial statements (self-employed); or (v) W-2 forms.

    Conventional home improvement loans are underwritten in the same manner as Title I loans except that the loan proceeds may be used for projects that do not qualify for Title I loans, the amount of the loan may exceed applicable FHA limits and the loan maturity may be longer than applicable FHA limits (however, the Company does not currently anticipate underwriting such loans with stated maturities in excess of the applicable FHA limits). Conventional home improvement loans and contracts are not insured by the FHA. For conventional home improvement loans, the borrower must have a 100% interest in the property and the borrower's loan-to-debt ratio cannot exceed 50% without the approval of the Company's senior management. In addition, for conventional home improvement loans, no appraisal is required for certain high credit quality borrowers.

    The loan proceeds from Title I loans are disbursed directly to the borrower. The loan proceeds from conventional home improvement loans are disbursed directly to the borrower or directly to the dealer on behalf of the borrower. Costs incurred by the mortgagor for loan origination, including origination points, legal and title fees, are often included in the amount financed. Under Title I, the discount fee, if any, must be paid outside of closing.

    Underwriting Guidelines for "Sav*-A-Loans(R)." The Company's "Sav*-A-Loan(R)" program is designed for homeowners who may have little or no equity in their property, but who possess good to excellent credit histories and provable income, who use the proceeds for home improvements or debt consolidation. Under the "Sav*-A-Loan(R)" program, the Company obtains credit information from two sources and generally does not permit the ratio of total monthly debt obligations to monthly gross income to exceed 45%. The borrower must generally fall within one of the two highest credit classifications established by the Company. The principal amount of the "Sav*-A-Loans(R)" purchased or originated by the Company generally ranges from a minimum of $10,000 to a maximum of $75,000, with interest rates generally ranging from 13.0% to 16.0%. Under current policy, the majority of the mortgage loans the Company acquires or originates have loan-to-value ratios which do not exceed 125%. The loan may be secured by a first, second or third lien on the related property. The property must be a completed and owner-occupied one- or two-family property and must have been occupied for at least six months.

    Underwriting Guidelines for Jumbo Loans. The principal amount of the jumbo loans originated by the Company generally range from a minimum of $500,000 to a maximum of $3.5 million, with adjustable interest rates based on LIBOR. Jumbo loans on second homes or investment properties may not exceed $2.0 million. The Company currently requires that the borrower have post-closing liquidity of at least 20% of the jumbo loan amount (net of any cash proceeds from the jumbo loan if it is a refinancing of a prior mortgage which includes a cash payment to the borrower).

    A borrower's total monthly debt obligations (which include principal and interest on the new loan and all other mortgages, loans, charge accounts and scheduled indebtedness) generally cannot exceed 60% of the borrower's monthly gross income. Loans to borrowers who are salaried employees must be supported by current employment information in addition to employment history. A financial statement prepared by an accountant must be submitted by a borrower who is self-employed. Copies of three years' signed federal tax returns are required from all jumbo loan applicants.

    The Company requires that two full appraisals of the property used as collateral for any jumbo loan that it originates be performed in connection with the origination of the loan. At least one appraisal must be performed by a third party appraiser selected by the Company. Each such appraisal generally includes, among other things, an inspection of the exterior and interior of the subject property and, where available, data from sales within the preceding 12 months of similar properties within the same general location as the subject property.

    A credit report with information from three independent, nationally recognized credit reporting agencies reflecting the applicant's complete credit history is required. Each credit report typically contains information reflecting delinquencies, repossessions, judgments, foreclosures, bankruptcies and similar instances of adverse credit that can be discovered by a search of public records. An applicant's recent credit performance weighs heavily in the evaluation of risk by the Company. The credit report is used to evaluate the borrower's record and must be current at the time of application. Slow payments on the borrower's credit report must be satisfactorily explained and will normally reduce the amount of the loan for which the applicant can be approved.

Loan Underwriting -- UK

    In the UK, the Company has implemented an underwriting process to assist mortgage brokers in the loan screening process which is similar to that of the Company's US operations. Independent mortgage brokers generally submit applications to the Company at CSC-UK's offices by facsimile transmission or via the Company's proprietary on-line loan application software. The Company's on-line computer software enables brokers to receive loan pricing information and expedites the loan application and underwriting process. Upon receipt of either a simple fact sheet or a completed application form, an initial assessment is made based on the loan applicant's income, credit history and loan-to-value information. If pre-approved, a loan offer and mortgage documents are produced the same day and are sent to the broker and the loan applicant. Through December 31, 1996, the Company's experience has been that less than 30% of approved loans are ultimately funded by the Company upon completion of the underwriting process. Loans typically are rejected by the Company, in part, for objective reasons such as the appraised value of the underlying property being lower than the value stated in the application or inadequate borrower income and, in part, for subjective reasons based on management's past experience. In addition, in some cases the borrower chooses not to complete the loan.

    The Company has implemented policies in the UK that it believes will minimize losses on its UK loans in the event the Company has to foreclose on the underlying property including requiring conservative loan-to-value ratios and full disclosure to borrowers. Specifically, the Company has a range of loan-to-value levels based on the borrower's credit position and ability to pay. On its standard mortgage product, the Company does not lend at loan-to-value levels in excess of 65% (75% in the case of loan for less than (pound)50,000), in order to provide significant collateral coverage for home value deflation and/or disposal expenses before any losses are incurred. Exceptions to this rule are made upon individual evaluation of applications.

    As part of the underwriting process, each loan application requires an appraisal of the collateral property prior to loan approval. Generally, the Company supplies its mortgage brokers with a pre-approved list of appraisers that are professionally licensed. In the case of loans originated by Greyfriars, the collateral property is evaluated using assessed valuation indices coupled with a drive-by. If the indices and the drive-by produce valuations which differ by more than 10%, Greyfriars engages an appraiser directly to appraise the property. Appraisers are required to use standardized appraisal forms developed by the Company which solicit information such as fair market value of the property, internal and external conditions of the property, comparable property sales and local demand for such property, among others. All appraisals must be dated no more than three months prior to closing.

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

    Although UK law does not require extensive disclosure to borrowers, the Company has adopted a policy to provide each loan applicant with detailed information about the prospective loan. The Company generally supplies the loan applicant at the time of application with a Customer Care Booklet (or, in the case of regulated loans, a customer care statement contained in the loan documentation) that highlights, among other things, (i) the loan's relatively high Standard Rate, (ii) the Concessionary Rate, if applicable, (iii) the fact that the amount due in the case of a prepayment is calculated under the Rule of 78s method, (iv) the independence of the mortgage broker in the entire loan review process and (v) the fact that failure to make payments on the loan may result in the borrower losing his or her home. The borrower's signature on the Customer Care Booklet (or a written acknowledgment that the customer care statement has been read and understood) is a requirement of the loan application process. Additionally, the Company offers all borrowers the opportunity to rescind the loan for a period of up to one week after funding.

    Upon completion of the underwriting process, the closing of the loan is scheduled with a Company-approved closing attorney or agent. The closing attorney or agent is responsible for completing the loan closing transaction in accordance with applicable law and the Company's operating procedures.

Loan Sales

    The Company sells its loan origination and purchase volume primarily through securitizations and sales into loan purchase facilities and, to a lesser extent, through whole loan sales. By employing this strategy, the Company is better able to manage its cash flow, diversify its exposure to the potential volatility of the capital markets and maximize the revenues associated with the gain on sale of loans given market conditions existing at the time of disposition. During 1996, 1995 and 1994, the Company sold $1.3 billion, $359.0 million and $138.0 million of loans, representing 99.1%, 85.9% and 89.4% of total US originations and purchases during these periods, respectively. In addition, the Company sold $451.9 million and $41.4 million of UK loans, representing 97.5% and 100%, respectively, of its total UK loan originations and purchases, including the loan portfolios acquired as a result of the J&J Acquisition and the Greyfriars Acquisition, during 1996 and 1995.

    Securitizations. During 1996 and 1995, the Company sold $993.6 million and $235.0 million, respectively, of its US loan origination and purchase volume in securitizations. Pursuant to the US Greenwich Facility (defined herein under "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources"), the Company sold loans to Greenwich which were subsequently included in securitizations. During 1996 and 1995, sales of loans to Greenwich accounted for 70.5% and 23.5%, respectively, of the Company's total revenues. In US loan sales through securitizations, the Company sells loans that it has originated or purchased to a real estate mortgage investment conduit ("REMIC") trust for a cash purchase price and interests in such REMIC trust consisting of interest-only regular interests and the residual interest which are represented by the interest-only and residual certificates. The Company retains no interest in the loans sold into such REMIC trust other than its interest as a holder of the interest-only and residual certificates issued by such REMIC trust. The cash purchase price is raised through an offering by the REMIC trust of pass-through certificates representing regular interests in the REMIC trust. Following the securitization, the purchasers of the pass-through certificates receive the principal collected and the investor pass-through interest rate on the principal balance, while the Company recognizes as current revenue the fair value of the interest-only and residual certificates. An interest-only certificate represents an interest in a REMIC trust with fixed terms that unconditionally entitles the holder to receive interest payments that are either fixed or derived from a formula. A residual certificate represents the interest in the REMIC trust which has no principal amount and does not unconditionally entitle the holder to receive payments. A holder of the residual certificate is entitled only to the remainder, if any, of the interest cash flow from the mortgage loans sold to the REMIC trust after payment of all other interests in such trust and as such bears the greatest degree of risk regarding the performance of such mortgage loans. Securitizations take the form of pass-through certificates which represent undivided beneficial ownership interests in a portfolio consisting of Company-originated or purchased loans that the Company has sold to a trust. The Company, if it remains as servicer of the loan portfolio, remits the principal and part of the interest payments on such loans to the trust which in turn passes them to investors in the pass-through certificates. A portion of the Company's US securitizations have also included the payment of pre-funded amounts. In March 1995, the Company completed in a private placement its first loan sale through the securitization of a portfolio of $50.0 million of principal amount of loans secured by one- to four-family residences.

    The Company recognizes as current revenue the fair value of the interest-only and residual certificates. Fair value is determined based on various economic factors, including loan type, balance, interest rate, date of origination, term and geographic location. The Company also uses other available information such as reports on prepayment rates, collateral value, economic forecasts and historical default and prepayment rates of the portfolio under review. The Company estimates the expected cash flows that it will receive over the life of a portfolio of loans. These expected cash flows constitute the excess of the interest rate payable by the obligors of loans over the interest rate paid on the related securities, less applicable fees and credit losses. The Company discounts the expected cash flows at a discount rate which it believes to be consistent with the required risk-adjusted rate of return to an independent third party purchaser of the interest-only and residual certificates.

    In a securitization, the Company purchases credit enhancements to the senior interest in the related REMIC trusts in the form of insurance policies provided by insurance companies. The pooling and servicing agreements that govern the distribution of cash flows from the loans included in the REMIC trusts require either (i) the establishment of a reserve that may be funded with an initial cash deposit by the Company or (ii) the over-collateralization of the REMIC trust intended to result in receipts and collections on the loans that exceed the amounts required to be distributed to holders of senior interests. To the extent that borrowers default on the payment of principal or interest on the loans, losses will be paid out of the reserve account or will reduce the over-collateralization to the extent that funds are available and will result in a reduction in the value of the interest-only and residual certificates held by the Company. If payment defaults exceed the amount in the reserve account or the amount of over-collateralization, as applicable, the insurance policy maintained by the Company will pay any further losses experienced by holders of the senior interests in the related REMIC trust. The delinquency rates on the pool of loans sold in two of the Company's earlier securitizations have exceeded the permitted limits set forth in the related pooling and servicing agreements. As a result of the exceeded limits, the Company has been required to maintain in the related reserve account all funds that would have otherwise been paid to the Company in respect of the interest-only and residual certificates.

    Loans originated by the Company in the UK are immediately sold to Greenwich. During 1996 and 1995, such sales to Greenwich represented 100.0% of the Company's UK loan origination and purchase volume. The loans are then pooled by CSC-UK and/or Greenwich for future sale either through securitizations or whole loan sales. The Company completed its first UK loan sale through a public securitization of (Pound Sterling)32.0 million ($49.6 million) in March 1996. Prior to acquisition by the Company, J&J and Greyfriars held all of their loans for investment. Following the respective acquisitions, the Company sold, with servicing retained, $47.5 million of J&J's loan portfolio and $153.7 million of Greyfriars' loan portfolio pursuant to the terms of the UK Greenwich Facility. In the case of a UK securitization, or the sale of loans into a loan purchase facility, the Company records a mortgage servicing receivable. The Company calculates the value of its mortgage servicing receivables in much the same manner as it does the value of its interest-only and residual certificates.

    In loan sales through UK securitizations, the Company sells loans that it has originated or purchased to a UK issuer vehicle. Immediately following such sale, the vehicle either issues notes to a receivable trust that holds the assets or retains the benefit of the mortgage loans. The Company receives a cash purchase price upon the sale of its loans and acquires an uncertificated residual interest in the excess cash flows generated by the securitization. All payments made on the mortgage loans are collected and distributed first to the vehicle and second to the Company which is entitled to the residual amounts. In securitizations without a receivable trust, profits are derived pursuant to a contractual right of the Company to receive deferred consideration (i.e., additional consideration for the sale of the loans, deferred until sufficient funds are available in any month). The amount of that deferred consideration approximates the amounts the Company would have been entitled to as seller under the receivables trust structure. In neither UK securitization structure are the interests in the securitization "certificated" as such interests are in the Company's US securitizations.

         The Company recognizes as current revenue the fair value of the residual interests acquired upon securitization. Realization of the value of these residual interests in cash is subject to the prepayment and loss characteristics of the underlying loans and to the timing and ultimate realization of the stream of cash flows associated with such loans. The Company also provides credit enhancement on UK securitizations in the form of overcollateralization. These overcollateralization accounts take the form of initial deposits provided by the Company and additional reserve funds to build overcollateralization levels through the retention of excess servicing distributions.

         Following the sale of UK loans into securitizations, the Company retains no control over the loans sold and has no control over the borrowers' performance under such loans and no control over the ability to realize prepayments calculated using the Rule of 78s or interest rates in excess of the concessionary rate. Accordingly, even though under the terms of the Company's UK securitizations, the Company is entitled to such prepayments and interest in excess of the concessionary rate, there can be no assurance that such payments or excess interest can be achieved. In addition, in the event of a forced sale, any proceeds would be distributed first to pay related enforcement expenses, then to pay any aggregate outstanding concessionary interest and then to pay the holders of the senior interests, before any proceeds were available to pay the holder of the residual interest.

    In both US and UK securitizations, the Company may be required either to repurchase or to replace loans which do not conform to the representations and warranties made by the Company in the pooling and servicing agreements entered into when the portfolios of loans are sold through a securitization.

    Loan sales through securitizations and sales into loan purchase facilities accounted for 98.9% ($154.5 million) and 86.9% ($33.2 million) of the Company's total (US and UK) gain on sale of loans for 1996 and 1995, respectively.

    Whole Loan Sales. Whole loan sales represented all of the Company's US loan sales during 1994, and with the initiation of the sale of loans through securitizations, declined to 24.8% and 5.8%, respectively, of all US loan sales in 1995 and 1996. The Company disposes of loans through whole loan sales when management believes that the Company is able to achieve a greater return through whole loan sales than through a securitization. Loans are generally sold in portfolios. Upon the sale of a loan portfolio, the Company generally receives a "premium," representing a cash payment in excess of the par value of the loans (par value representing the unpaid balance of the loan amount given to the borrower) or in a few instances a "yield differential" whereby the Company receives a portion of the interest paid by the borrower for the life of the loan. Premiums on US whole loan sales represented 0.9%, 10.2% and 50.9%, respectively, of the Company's total revenues in 1996, 1995 and 1994.

    The Company has sold substantially all of its US loan origination and purchase volume to various institutional purchasers on a non-recourse basis with customary representations and warranties covering loans sold. The Company, therefore, may be required to repurchase loans pursuant to its representations and warranties and may have to return a portion of the premium earned if a loan is prepaid during a limited period of time after sale, usually six months and not greater than one year. The Company typically repurchases a loan if a default occurs within the first month following the date the loan was originated or if the loan documentation is alleged to contain misrepresentations made by the borrower. During 1996, the Company repurchased 73 loans for $4.7 million and gave premium rebates totaling $92,908. In 1995, the Company repurchased seven loans for $623,300 and gave premium rebates totaling $247,651. In 1994, the Company repurchased one loan for $95,550 and gave premium rebates totaling $72,393.

    For 1996, 1995 and 1994, premiums from whole loan sales accounted for 2.2% ($1.7 million), 19.0% ($5.0 million) and 100% ($5.7 million), respectively, of the Company's total US gain on sale of loans.

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

    Management believes that the business of loan servicing provides an additional and profitable revenue stream and one that is less cyclical than the business of loan origination and purchasing. The Company intends to increase its loan servicing operations by negotiating for the retention of servicing rights on a greater percentage of the loan origination and purchase volume it sells in order to diversify and stabilize its revenue stream. To illustrate this strategy, the Company retained the servicing rights to 97.8% of the $1.3 billion in US loans it sold during 1996 and 74.2% of the $359.0 million in US loans it sold during 1995.

    As of December 31, 1996, the Company was servicing 24,820 US loans representing an aggregate of $1.5 billion, including $34.1 million of loans as master servicer for other servicers, $15.0 million as contract servicer of loans held by third parties and the balance as servicer of loans originated or purchased by the Company. Revenue generated from loan servicing amounted to 1.9% and 1.6% of total revenues for 1996 and 1995, respectively.

    In August 1996, the Company converted its loan servicing computer operations to CPI/Alltel ("CPI"), a service bureau located in Jacksonville, Florida. CPI's system allows the Company to service adjustable rate loans and to begin offering escrow services to borrowers, whereby a borrower deposits monthly payments of certain tax and insurance expenses. The Company then makes full payment of the applicable expenses from the amounts deposited in escrow by the borrower. In addition, CPI's system offers a more sophisticated and comprehensive reporting package. The new computer system is expected to help facilitate the growth of the Company's servicing operations.

    The Company utilizes loan servicing software which enables it to implement servicing and collection procedures and to provide a series of adaptable custom designed reports including a trial balance, a remittance report, a paid-off report and a delinquency report. The CPI system provides additional capacity for the Company's increased loan origination and purchase volume and provides greater flexibility in monitoring the various types of loan product the Company offers. Company collectors have computer access to telephone numbers, payment histories, loan information and all past collection notes. In the first quarter of 1997, the Company implemented a "predictive dialer" program, whereby delinquent accounts are automatically telephoned and the call transferred immediately to the next available collector whose computer will simultaneously provide the relevant information on the account. Following a start-up period, the Company believes that this program will improve the efficiency of the Company's collectors.

    In November 1996, the Company began subcontracting the servicing of its loans more than ten but less than 30 days delinquent, which allows the Company's collectors to focus on its more seriously delinquent accounts. Account information is transmitted by the Company to the subcontractor and the subcontractor places calls to delinquent accounts on a daily basis.

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

    The CPI system tracks and maintains homeowners' insurance information. Expiration reports are generated weekly listing all policies scheduled to expire within 30 days. When policies lapse, a letter is issued advising the borrower of the lapse and that the Company will obtain force placed insurance at the borrower's expense. The Company also has an insurance policy in place that provides coverage automatically for the Company in the event that the Company fails to obtain force placed insurance.

    The Company funds and closes loans throughout the month. Most of the Company's loans require a first payment 30 days after funding. Accordingly, the Company's servicing portfolio consists of loans with payments due at varying times each month. This system alleviates the cyclical highs and lows that some servicing companies experience as a result of heavily concentrated due dates.

    The Company believes that its collections policy identifies payment problems sufficiently early to permit the Company to address collection problems quickly and to preserve equity in a pre-foreclosure property. The Company believes that these policies, combined with the experience level of the Company's independent appraisers, reduce the incidence of charge-offs of a first mortgage loan or a second mortgage loan. Notwithstanding the above, there are occasions when charge-offs will be necessary.

    The following table provides data on delinquency experience and real estate owned ("REO") properties for the Company's US serviced portfolio (excluding loan balances under contract servicing or master servicing agreements).


                                 AS OF DECEMBER 31,        AS OF DECEMBER 31,         AS OF DECEMBER 31,
                                       1996                       1995                       1994
                              ----------------------    -----------------------   --------------------------
                                                % OF                     % OF                        % OF
                              DOLLARS IN      SERVICED   DOLLARS IN    SERVICED    DOLLARS IN      SERVICED
                               THOUSANDS      PORTFOLIO   THOUSANDS    PORTFOLIO    THOUSANDS      PORTFOLIO
                              ------------------------- -----------------------   --------------------------


US serviced portfolio.....     $1,470,344       100.0%   $ 311,649       100.0%    $ 23,904          100.0%
                               ----------     -------    ---------     -------     --------        -------
  30-59 days delinquent...        55,182          3.7        5,479         1.8          --             --
  60-89 days delinquent...        20,358          1.4        1,580         0.5          142            0.6
  90 days or more delinquent      55,684          3.8        4,968         1.6          679            2.8
                               ---------      -------    ---------     -------     --------        -------
Total US delinquencies....     $ 131,224          8.9%   $  12,027         3.9%    $    821            3.4%
                               =========      =======    =========     =======     ========        =======
US REO property...........     $   1,010          0.1%   $     141         --      $    130            0.5%
                               =========      ========   =========     =======     ========        =======

    Foreclosure -- US Regulation and practices in the US regarding the liquidation of properties (e.g., foreclosure) and the rights of the mortgagor in default vary greatly from state to state. Loans originated or purchased by the Company are secured by mortgages, deeds of trust, trust deeds, security deeds or deeds to secure debt, depending upon the prevailing practice in the state in which the property securing the loan is located. Depending on local law, foreclosure is effected by judicial action and/or non-judicial sale, and is subject to various notice and filing requirements. If foreclosure is effected by judicial action, as in New York and Illinois for example, the foreclosure proceedings may take several months.

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

Loan Servicing and Collections -- UK

    In the UK, the Company's loan collection and servicing process used with respect to loans originated by CSC-UK and J&J is very similar to its US process except for certain additional procedures. Prior to the first payment date of the loan, servicing representatives call to remind the borrower of payment and the benefit of the concessionary flat interest rate.

    To the extent that a loan falls into arrears by more than 30 days, the Company uses the services of independent debt counselors who are instructed to make personal contact with a borrower at the borrower's home. The purpose of this visit is (i) to understand the borrower's reasons for arrears, gather information concerning the borrower's other debts and obligations and suggest solutions to the arrears problem, (ii) to confidentially assess the condition and true value of the home (at the point of the visit) and (iii) to make a recommendation as to whether the loan can be brought current in the near term. The costs associated with the debt counselors' visit are incurred by the borrower as an addition to his loan balance.

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

    The loan collection and servicing process used with respect to loans originated by Greyfriars differs in a few meaningful ways, centering around a segmented and automated computer system. This computer system automatically generates a reminder letter when a payment is more than 0.2% in arrears on the seventh calendar day following the due date; additional letters are generated every subsequent tenth day thereafter until such arrears are paid. The system also generates such reminders to the collector to telephone the borrower. If a borrower falls two payments in arrears, Greyfriars sends a default notice to the borrowers and contacts the senior mortgagee, if any, to establish the status of that loan. If no payment or other arrangement is then made, Greyfriars sends a letter instructing the borrower to contact Greyfriars' collections department within seven days. If no contact is made, the account is passed to the pre-litigation department.

    Greyfriars' pre-litigation department attempts to save legal fees and prevent write-offs by personally visiting borrowers and setting up payment arrangements in order to return files to the collection department when arrears are paid. If the arrears are not paid or other arrangements made, Greyfriars will commence proceedings for a possession order in an attempt to encourage payment. If payment is still not made, Greyfriars pursues recourse in court. The repossessions department administers and monitors the marketing and sale of properties repossessed through court action or voluntarily surrendered by the borrower. This department also monitors the sale of properties by the senior lender in circumstances where Greyfriars should receive a portion of the sale proceeds. Greyfriars also has departments which review various accounts and recommend the most effective method of collection, recovery or indemnification from the insurer.

    The following table provides data on delinquency experience for the Company's UK serviced portfolio (excluding loan balances under contract servicing agreements). The Company does not have any REO properties in the UK.

                                                               AS OF DECEMBER 31,
                                        ------------------------------------------------------------------
                                                    1996 (1)                            1995
                                        ----------------------------        ------------------------------
                                                             % OF                                % OF
                                         DOLLARS IN        SERVICED         DOLLARS IN         SERVICED
                                          THOUSANDS        PORTFOLIO         THOUSANDS         PORTFOLIO
    UK serviced portfolio...........       $511,140           100.0%          $40,299             100.0%
                                           --------         -------           -------           -------
      30-59 days delinquent.........        24,024              4.7             1,087               2.7
      60-89 days delinquent.........        10,734              2.1               423               1.1
      90 days or more delinquent....        43,958              8.6             1,926               4.8
                                           -------          -------           -------           -------
              Total UK delinquencies       $78,716             15.4%          $ 3,436               8.6%
                                           =======          =======           =======           =======

------------------

(1) Includes the J&J serviced portfolio of $41.9 million with total delinquencies of $18.2 million or 43.3%, of which $3.8 million or 9.0% was 30-59 days delinquent, $2.6 million or 6.3% was 60-89 days delinquent and $11.8 million or 28.1% was 90 days or more delinquent. Includes the Greyfriars serviced portfolio of $233.5 million with total delinquencies of $21.9 million or 9.4%, of which $7.8 million or 3.3% was 30-59 days delinquent, $3.1 million or 1.3% was 60-89 days delinquent and $11.0 million or 4.7% was 90 days or more delinquent. Excluding the portfolios acquired as a result of the J&J Acquisition and the Greyfriars Acquisition, the UK delinquency ratio would have been 16.5% at December 31, 1996.

    The Company believes that its UK underwriting policies, specifically its standard maximum loan-to-value ratio of 65% (75% in the case of loan for less than (pound)50,000), help to reduce the likelihood that the Company will incur losses on property dispositions. There were no loan losses recorded for the period from May 2, 1995 (inception) through December 31, 1996 on the CSC-UK loan servicing portfolio. During 1996, the average balance of loans serviced totaled $330.0 million. With the acquisitions of J&J and Greyfriars, CSC-UK has expanded its loan servicing business in the UK. As a result of the J&J Acquisition and the Greyfriars Acquisition, the Company acquired additional loan serviced portfolios of an aggregate of $242.4 million.

    Foreclosure- UK Regulations and practices regarding the liquidation of properties (e.g. power of sale) and the rights of the mortgagor in default are generally uniform throughout England, Scotland and Wales. Unlike the US, lenders in the UK seldom "foreclose" on the mortgaged property due to the arcane procedures required to be followed to conduct a foreclosure under applicable UK laws. The standard remedy for a lender in the case of a defaulted mortgage loan is to rely on the contractual power of sale contained in the mortgage to sell the mortgaged property. A lender does not have to take title to the mortgaged property when exercising a power of sale and therefore can avoid possibly becoming responsible for certain liabilities of title holders such as local property taxes.

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

    In the case of a loan secured by a second mortgage, the junior lienholder may institute proceedings and take possession of the property only after notice of such proceedings have been given to the senior lienholder. Junior lienholders are obligated to apply any monies upon a sale of the mortgaged property to repay the debt owed to the senior lienholder prior to applying such monies, to the extent available, to discharge the debt owed to such junior lienholder.

    An application for bankruptcy by the borrower or any third party does not stop or adjourn proceedings, nor does the UK have the equivalent of homestead rights.

    Through December 31, 1996, the Company exercised its power of sale with respect to five mortgaged properties, of which one has been sold. Exercising powers of sale are the responsibility of the Company's UK loan servicing operations. The Director of Loan Servicing must approve all decisions to proceed against a mortgaged property. Prior to proceeding to sale, the Company will perform an analysis of the mortgaged property to determine its value and the amount, if any, of the senior mortgage. The Company's in-house valuation personnel will determine the initial valuation of the mortgaged property. If such valuation differs significantly from the expected valuation, a more formal appraisal and inspection will be conducted.

    The Company's consultant, an independent third party firm that specializes in disposals of mortgaged properties, is responsible for conducting an analysis of the marketing time necessary to sell the mortgaged property, providing advice on alternative disposal methods and overseeing the sale of the property. The sale of the property is handled by one of the Company's outside solicitors.

MARKETING

    The Company focuses its marketing efforts on sources of loan originations, as opposed to individual borrowers, through its 75 business development representatives and six regional managers. These business development representatives and regional managers seek to establish and maintain the Company's relationships with its principal sources of loan originations -- independent mortgage brokers, other mortgage bankers and financial institutions, including commercial banks and thrifts. Through its focus on sources of originations as opposed to loan applicants, the Company avoids the high fixed costs associated with a large network of retail offices and retail advertising.

    The business development representatives provide various levels of information and assistance to the Company's sources of loan originations depending on the sophistication and resources of the particular customer, and are primarily responsible for maintaining the Company's relationships with its sources of loan originations. The business development representatives endeavor to increase the volume of loan originations from independent mortgage brokers, financial institutions and other mortgage bankers located within the geographic territory assigned to such representative through, among other actions, visits to customer offices and attendance at trade shows, as well as print advertisements in broker trade magazines. These representatives also provide the Company with information relating to customers, competitive products and pricing and new market entrants, all of which assist the Company in refining its programs and its classifications of borrowers in order to meet competitive needs. The business development representatives are compensated with a base salary and commissions based on the volume of loans that are originated or purchased as a result of their efforts.

    When the Company enters a new geographic market and is prepared to begin loan origination and purchase activities, it typically conducts a seminar for brokers in that region. This seminar introduces the brokers to the Company's products, services, underwriting process and funding resources, and has helped the Company penetrate new markets.

    In the UK, the Company's current direct marketing to potential borrowers is limited to marketing of a new loan product designed for occupants of government-owned residential properties in the UK. Independent mortgage brokers advertise their services to borrowers through several means, including advertisements in national UK newspapers and, more recently, on television. The Company markets to these independent mortgage brokers through business development representatives who visit mortgage brokers to familiarize them with the Company's products and competitive distinctions. The business development representatives stress the advantages of the Company's proprietary on-line loan application software and its unique loan programs. The Company anticipates that future marketing efforts will be directed toward UK realtors and insurance agents, who the Company believes will prove to be effective referral sources and who are typically unaware of mortgage financing available to borrowers with impaired or unsubstantiated credit histories and/or unverifiable income.

COMPETITION

    As a consumer finance company, the Company faces intense competition. Traditional competitors in the financial services business include other mortgage banking companies, commercial banks, credit unions, thrift institutions, credit card issuers and finance companies. Many of these competitors in the consumer finance business are substantially larger and have considerably greater financial, technical and marketing resources than the Company. In addition, many financial service organizations have formed national networks for loan origination substantially similar to the Company's loan programs. Furthermore, certain large national finance companies and conforming mortgage originators have announced their intention to adapt their conforming origination programs and allocate resources to the origination of non-conforming loans. In addition, certain of these larger mortgage companies and commercial banks have begun to offer products similar to those offered by the Company, targeting customers similar to those of the Company. Competition can take many forms including convenience in obtaining a loan, customer service, marketing and distribution channels, amount and term of the loan, and interest rates. In addition, the current level of gains realized by the Company and its existing competitors on the sale of loans could attract additional competitors into this market with the possible effect of lowering gains on future loan sales owing to increased loan origination competition. With the increase in competition during 1996, the Company experienced an increase in the weighted average loan-to-value ratio on its Core Products and in the premiums it paid under its Wholesale Loan Acquisition Program to its correspondents, and experienced a slower rate of growth in originations from its independent mortgage brokers. The Company is unable at this time to determine whether such increases and slowing will continue in 1997.

    The Company believes that it is able to compete on the basis of providing prompt and responsive service, consistent underwriting and competitive loan programs to borrowers whose needs are not met by traditional financial institutions.

    In the UK, banks, building societies and other finance companies generally make mortgage loans to borrowers. The Company believes, however, that these Conventional UK Lenders are not currently participating in the market for loans to borrowers with impaired or unsubstantiated credit histories and/or unverifiable income due to the higher capital adequacy ratios that they must maintain to participate in this market as required by applicable banking regulations. Therefore, the Company's most significant present competition is from private investors and, more recently, new market entrants who are affiliated with some of the Company's US competitors who are currently funding the origination volume of independent mortgage brokers. Due to the relative lack of competition for the type of loans the Company originates in the UK, the Company has attained a substantially higher weighted average gain on loans in the UK than it has in the US. There can be no assurance that Conventional UK Lenders or other consumer finance companies will not initiate loan programs in the UK that are similar to those offered by the Company.

INVESTMENT IN IMC MORTGAGE COMPANY

         In July 1993, the Company acquired a limited partnership interest in Industry Mortgage Company, L.P., the predecessor to IMC. In June 1996, the partnership converted into corporate form and effected a public offering of common stock. The Company's limited partnership interest, which was 9.1% at December 31, 1995, was converted into a 5.8% equity interest in the corporation as a result of the public offering. IMC originates, purchases, sells and services mortgage loans that are primarily secured by one-to four-family residences. Pursuant to a contractual agreement with IMC, the Company is obligated to offer to sell an average of $1.0 million of loans per month to IMC at market prices. The Company entered into an agreement with IMC whereby, in return for the payment of a fee, such monthly obligation was eliminated. For the years ended December 31, 1996 and 1995, IMC contributed approximately $754,000 and $480,000, respectively, to the Company's pre-tax income. As a result of IMC's conversion into corporate form, the Company's interest in IMC is no longer accounted for under the equity method of accounting whereby the Company recognized its relative portion of the partnership earnings as revenues, but rather as a marketable security available for sale in accordance with SFAS No.
115. Available for sale securities are reported on the statement of financial condition at fair market value with any corresponding change in value reported as an unrealized gain or loss (if assessed to be temporary) as an element of stockholders' equity after giving effect for taxes.


REGULATION

US

    The Company's business is subject to extensive regulation, supervision and licensing by federal, state and local governmental authorities and is subject to various laws and judicial and administrative decisions imposing requirements and restrictions on part or all of its operations. The Company's consumer lending activities are subject to the Federal Truth-in-Lending Act and Regulation Z (including the Home Ownership and Equity Protection Act of 1994), the Federal Equal Credit Opportunity Act and Regulation B, as amended ("ECOA"), the Fair Credit Reporting Act of 1970, as amended, the Federal Real Estate Settlement Procedures Act ("RESPA"), and Regulation X, the Home Mortgage Disclosure Act, the Federal Debt Collection Practices Act and the National Housing Act of 1934, as well as other federal and state statutes and regulations affecting the Company's activities. The Company is also subject to the rules and regulations of, and examinations by, HUD and state regulatory authorities with respect to originating, processing, underwriting, selling, securitizing and servicing loans. These rules and regulations, among other things, impose licensing obligations on the Company, establish eligibility criteria for mortgage loans, prohibit discrimination, provide for inspections and appraisals of properties, require credit reports on loan applicants, regulate assessment, collection, foreclosure and claims handling, investment and interest payments on escrow balances and payment features, mandate certain disclosures and notices to borrowers and, in some cases, fix maximum interest rates, fees and mortgage loan amounts. Failure to comply with these requirements can lead to loss of approved status, termination or suspension of servicing contracts without compensation to the servicer, demands for indemnifications or mortgage loan repurchases, certain rights of rescission for mortgage loans, class action lawsuits and administrative enforcement actions.

    The Company believes that it is in compliance in all material respects with applicable federal and state laws and regulations.

UK

    A portion of the Company's mortgage lending business in the UK is subject to regulations promulgated under the CCA applicable to loans made to individuals or partnerships with principal balances of (pound)15,000 or less. Loans with principal balances in excess of (pound)15,000 are not currently regulated within the UK, except in limited circumstances. The government has announced its intention to bring before Parliament regulations that would increase this amount. The Company cannot predict the likelihood of enactment of these regulations nor the extent of such increase. The CCA and regulations promulgated thereunder, among other things, impose licensing obligations on CSC-UK, define certain requirements relating to the form, content, legibility, execution and delivery of loan documents, restrict communication with the borrower prior to completion of a transaction, require information and notice of enforcement to be given to the borrower, generally limit a lender to a one-month deferment with any calculations of prepayment interest under the Rule of 78s method, require rebates to the borrower on early settlement and create a cause of action for an "extortionate credit bargain." A license is required to service loans in the UK irrespective of the size of the loan. Failure to comply with the requirements of these rules and regulations can result in the revocation or suspension of the license to do business and render the mortgage unenforceable in the absence of a court order. Approximately 36.9% (as a percentage of aggregate principal balances) of the Company's UK loans were subject to the CCA and the regulations promulgated thereunder at December 31, 1996. Of the $51.9 million of loans acquired as a result of the J&J Acquisition and the $190.5 million of loans acquired as a result of the Greyfriars Acquisition, 77.5% and 53.8%, respectively, were subject to the CCA and the regulations promulgated thereunder on the date of acquisition by CSC-UK.

    Although the Company believes that CSC-UK has systems and procedures to facilitate compliance with the requirements under the CCA and is in compliance in all material respects with applicable UK laws and regulations, there can be no assurance that more restrictive laws and regulations will not be adopted in the future that could make compliance more difficult or expensive (see discussion regarding the Office of Fair Trading (the "OFT") initiative below). The Company cannot predict the likelihood of the enactment of regulations increasing the regulated amount under the CCA or any other change to the CCA or any other legislation. The announced OFT regulatory initiative or other future regulation, if enacted, could limit the Company's ability to impose fees and charges and could have a material adverse effect on the Company's results of operations and financial condition.

    There can be no assurance that regulatory developments in the UK, including those that might be brought about by a change in the political party whose members constitute a majority of Parliament as a result of May 1997 elections, will not result in significant changes relating to certain provisions of many CSC-UK loans, most notably the calculation of prepayments using the Rule of 78s and the use of the standard/concessionary rate structure. The Company believes that these provisions are enforceable under English law and do not violate common law prohibitions on penalty interest. The enforceability of these provisions, however, has not been tested in English courts and accordingly, no assurance can be given that such a court will not reach a holding that negatively affects the terms of such loans, which holding could have a material adverse effect on the Company's results of operations and financial condition.

    In addition, CSC-UK received a letter in March 1997 from the OFT, the Director General of which has responsibility, under the CCA, for the granting of consumer credit licenses to mortgage lenders and for the subsequent monitoring of their activities to ensure continued fitness to hold such licenses. The Company believes the letter was also sent to other lenders, as well as intermediaries and other entities involved directly or indirectly in the non-status lending market. The letter states that, when determining the fitness of licensees, the OFT will consider whether the licensee or its associates have engaged in business practices which appear to be inappropriate, regardless of their legality. The letter specifically sets forth certain practices deemed by the OFT to fall within such categories.

    The majority of the stated business practices are either (i) not applicable to CSC-UK's operations or (ii) practices in which CSC-UK engages and believes itself to be in compliance or easily able to modify its operations in order to comply with the OFT letter. The OFT letter, however, questions the appropriateness of standard/concessionary rate structures, as well as the calculation of prepayments using the Rule of 78s method. The Company is reviewing and evaluating its practices with respect to each issue raised in the letter, but has not discussed with the OFT the concerns raised in the letter. The Company does not believe regulatory initiatives set forth in the letter will have a material adverse effect on any of its existing mortgage loans or to the continuance of its licenses, although no assurances to that effect can be given at this time.

    The Company believes that it may be required to modify aspects of its standard/concessionary rate structure in response to the regulatory initiatives set forth in the OFT letter. No assurances can be given as to the effect of such modifications or that the OFT will not require the elimination of the standard/concessionary rate structure, either of which could have a material adverse effect in future periods on the Company's results of operations and financial condition. The Company anticipates that it will continue to broaden its UK product offerings with products that do not utilize the Rule of 78s to calculate prepayments and, in light of the initiatives set forth in the OFT letter, that the pace of such product broadening will accelerate. In future periods, the Company believes that long-term loans utilizing the Rule of 78s prepayments will represent an increasingly smaller percentage of its UK loan origination and purchase volume and that the OFT's regulatory initiatives are likely to result in the Company's elimination or modification of long-term loan products utilizing the Rule of 78s. Such elimination or modification could have a material adverse effect in future periods on the Company's results of operations and financial condition, especially if the Company is unsuccessful in its product broadening efforts. The Company is unable to determine at this time how soon such elimination or modification will occur.


ENVIRONMENTAL MATTERS

    To date, the Company has not been required to perform any investigation or clean up activities, nor has it been subject to any environmental claims. There can be no assurance, however, that this will remain the case in the future.

US

    In the course of its business, the Company has acquired, and may acquire in the future, properties securing loans which are in default. Although the Company primarily lends to owners of residential properties, there is a risk that the Company could be required to investigate and clean up hazardous or toxic substances or chemical releases at such properties after acquisition by the Company, and may be held liable to a governmental entity or to third parties for property damage, personal injury and investigation and cleanup costs incurred by such parties in connection with the contamination. In addition, the owner or former owners of a contaminated site may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from such property. On all loan applications for properties exceeding seven units or on loan applications where the Company believes there may exist, or an appraisal may indicate, a possible environmental problem, the Company requires a Phase I Environmental Report.

UK

    "Owners" or "occupiers" of contaminated land in the UK are potentially liable under UK environmental laws. Such persons can be required to clean up affected land, cease polluting activities, obtain licenses in connection with disposal of waste, reimburse relevant enforcement authorities for clean-up costs related to land and controlled waters and pay fines for non-compliance with relevant laws and regulations. The potential liability of such persons may be substantial and the presence of any polluting substances or the failure to properly remediate such land may adversely affect the owner's or occupier's ability to sell or rent the property on such land or to borrow using such property as security. In addition to liability under statute, such persons may be liable to third parties at common law for property damage, economic loss and personal injury.

    A lender may be deemed to be an "owner" upon enforcement of its interest in a mortgaged property following default by a borrower depending on the method of enforcement employed. A lender may also, depending on the degree of control it has, be liable as a person who has caused or knowingly permitted pollution to occur. A new statutory framework providing for the identification and allocation of responsibility for costs associated with the investigation and clean-up of contaminated land is set out in the Environmental Protection Act 1990, as amended, and is expected to be implemented during 1997. Under this framework, local authorities will have a duty to inspect land within their jurisdiction for the purpose of identifying contamination.

    There are currently no registers which identify contaminated land. In order to identify such land prior to making a loan, the Company relies on its appraisers to identify potential environmental problems. There can be no assurance that a previous or current owner or occupier of a mortgaged property complied with environmental laws or that in the future lenders will not be subject to additional environmental liabilities.

EMPLOYEES

    As of December 31, 1996, the Company had a total of 638 US employees, eight of whom were part-time employees and 630 of whom were full-time employees and 267 UK employees. Of the Company's employees, 4.2% were in management, 67.6% were in sales and marketing, 14.1% were in administrative support and 14.1% were in servicing. The Company had 409 employees working at its New York headquarters as of December 31, 1996. None of the Company's employees is covered by a collective bargaining agreement. The Company considers its relations with its employees to be good.

ITEM 2.  PROPERTIES

    The Company's US executive and administrative offices and the majority of its US mortgage banking operations are located at 565 Taxter Road in Elmsford, New York, where the Company leases approximately 40,000 square feet of office space at an aggregate annual rent of approximately $564,000. The leases expire on August 31, 2000. The Company has leased an additional 17,000 square feet of office space at 8 Skyline Drive, Hawthorne, New York and an additional 36,000 square feet of office space at 555 White Plains Road, Tarrytown, New York. The Hawthorne lease provides for an initial aggregate annual rent of approximately $246,500 and for scheduled increases in square footage up to an aggregate of approximately 35,000 square feet and annual rent up to an aggregate annual rent of approximately $510,000 and expires in 2001. The Tarrytown lease provides for an initial aggregate rent of approximately $750,000 and for scheduled increases in annual rent up to an aggregate rent of approximately $810,000 and expires in 2001. The Company's UK offices are located at Croxley Business Park, Watford, Hertfordshire, where, commencing September 1996, the Company leases approximately 57,000 square feet of office space at an aggregate annual rent of approximately $1.4 million, an increase from the previous lease of 10,500 square feet at an aggregate annual rent of approximately $236,000 to accommodate the Company's expanding production and future growth needs. The lease provides for increases at the end of each five year period to the market rate at such time and expires in 2021, subject to the ability of the Company to terminate the lease on the tenth anniversary thereof. The Company believes that its offices are suitable and adequate for present purposes and for anticipated increases in its business activities in the UK but anticipates requiring additional office space in the US to meet its growth needs for the next 12 months.

ITEM 3.  LEGAL PROCEEDINGS

    The Company is a party to various legal proceedings arising out of the ordinary course of its business. Management believes that none of these actions, individually or in the aggregate, will have a material adverse affect on the results of operations or financial condition of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Company's Common Stock began to trade on the Nasdaq National Market ("Nasdaq") on December 20, 1995 under the symbol "CTYS." From April 29, 1994 until December 19, 1995, the Company's Common Stock was listed on the National Quotation Bureau, Inc. OTC Bulletin Board (the "Pink Sheets") under the symbol "CTYS." A public trading market for the Company's Common Stock began in the fourth quarter of 1994 with quotes commencing on December 1, 1994. Prior to trading on Nasdaq, there had been only limited trading in the Common Stock. As a result, prices reported for the Common Stock prior to December 20, 1995 reflect the relative lack of liquidity and may not be reliable indicators of market value.

    The following table sets forth the range of high and low bid prices per share for the Common Stock for the periods indicated as reported in the Pink Sheets through December 19, 1995 (reflecting inter-dealer prices, without retail mark-up, mark-down or commission which may not represent actual transactions), and the range of high and low bid prices per share as reported by Nasdaq from December 20, 1995 and reflects the 100% stock dividends paid by the Company in September 1995 and July 1996.

                                                             HIGH         LOW
                                                             ----         ---
        Year ended December 31, 1995:
          First quarter.................................      $1.38       $0.91
          Second quarter................................       3.00        1.38
          Third quarter.................................       7.75        2.75
          Fourth quarter (through December, 19, 1995)...      13.00        7.50
          Fourth quarter (from December 20, 1995).......      10.75        9.63
        Year ended December 31, 1996:
          First quarter.................................      17.75        9.88
          Second quarter................................      25.63       18.88
          Third quarter.................................      36.00       24.75
          Fourth quarter................................      29.50       19.00

    As of December 31, 1996, there were 267 stockholders of record of the Company's Common Stock.

    The Company has never paid any cash dividends on its Common Stock. The Company intends to retain all of its future earnings to finance its operations and does not anticipate paying cash dividends in the foreseeable future. Any decision made by the Company's Board of Directors to declare dividends in the future will depend upon the Company's future earnings, capital requirements, financial condition and other factors deemed relevant by the Company's Board of Directors. In addition, certain agreements to which the Company is a party restrict the Company's ability to pay dividends on common equity. The Company conducts substantially all of its operations through its subsidiaries. Accordingly, the Company's ability to pay dividends is also dependent upon the ability of its subsidiaries to make cash distributions to the Company. The payment of dividends to the Company by its subsidiaries is and will continue to be restricted by or subject to, among other limitations, applicable provisions of laws of national or state governments, contractual provisions, the earnings of such subsidiaries and various business considerations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 6.  SELECTED FINANCIAL DATA

    The selected consolidated financial data set forth below as of December 31, 1993 and 1992 and for the years then ended have been derived from the audited consolidated financial statements of CSC. The selected consolidated financial data set forth below as of December 31, 1996, 1995 and 1994 and for the years then ended have been derived from the consolidated financial statements of the Company that have been audited by KPMG Peat Marwick LLP, whose report thereon, insofar as it relates to the financial statements of CSC-UK as of and for the year ended December 31, 1995, is based upon the report of BDO Stoy Hayward. The following data should be read in conjunction with the Consolidated Financial Statements of the Company and Notes thereto and with "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this Report.

                                                    COMPANY                       CSC (1)
                                     -----------------------------------  -----------------------
                                            YEAR ENDED DECEMBER 31,       YEAR ENDED DECEMBER 31,
                                     -----------------------------------  -----------------------
                                         1996        1995      1994 (2)       1993          1992
                                     ----------- ----------- -----------  -----------   --------
                                           (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
  Revenues:
    Gain on sale of loans........    $156,252    $ 38,198     $ 5,691       $ 2,088       $ 1,005
    Net mortgage origination
      income.....................       2,791       2,963       2,551         1,455         1,251
    Interest income..............      29,304       6,706       1,900           536           612
    Servicing income.............       3,750         777         414           --            --
    Earnings from partnership
      interest...................         754         482         391           --            --
    Other........................       6,364         385         227           378           131
                                     --------    --------     -------       -------       -------
         Total revenues..........     199,215      49,511      11,174         4,457         2,999
  Costs and expenses:
    Salaries and benefits........      40,852      12,165       4,280         1,939         1,188
    Other costs and expenses.....      73,255      14,581       5,041         2,195         1,718
                                     --------    --------     -------       -------       -------
         Total costs and
           expenses..............     114,107      26,746       9,321         4,134         2,906
  Earnings before minority
    interest, income taxes and
    extraordinary item...........      85,108      22,765       1,853           323            93
  Minority interest..............         --        2,379         --            --            --
                                      -------    --------     -------       -------       ------
  Earnings before income taxes and
    extraordinary item...........      85,108      20,386       1,853           323            93
  Income taxes...................      34,427       8,515       1,450(3)          8             3
                                     --------    --------     -------       -------       -------
  Earnings before extraordinary        50,681      11,871         403           315            90
    item.........................
  Extraordinary item.............         --         (296)(4)     --            --            --
                                      -------    --------     -------       -------       ------
  Net earnings...................    $ 50,681    $ 11,575     $   403       $   315       $    90
                                     ========    ========     =======       =======       =======
  Earnings per share before
    extraordinary item...........    $   1.66   $    0.50    $   0.02      $   0.02      $   0.01
  Extraordinary item.............         --        (0.01)(4)      --            --            --
                                      -------   ---------     -------       -------       ------
  Earnings per share:
    Primary......................    $   1.66   $    0.49    $   0.02      $   0.02      $   0.01
                                     ========   =========    ========      ========      ========
    Fully diluted................    $   1.59         N/A         N/A           N/A           N/A
                                     ========    ========     =======       =======       =======
  Weighted average number of shares
    outstanding:
    Primary......................      30,537      23,838      20,560        20,000        20,000
                                     ========    ========     =======       =======       =======
    Fully diluted................      34,153         N/A         N/A           N/A           N/A
                                     ========    ========     =======       =======       =======

                                                COMPANY                         CSC(1)
                                 -----------------------------------    -----------------------
                                             DECEMBER 31,                     DECEMBER 31,
                                 -----------------------------------    -----------------------
                                     1996         1995        1994          1993         1992
                                 -----------  ----------- -----------   -----------   ---------
                                                        (DOLLARS IN THOUSANDS)
BALANCE SHEET DATA:
  Total assets...............     $ 810,202    $ 152,519    $21,816       $13,605       $ 8,609
  Mortgage servicing                242,895       24,561        --            --            --
   receivables...............
  Trading securities(5)......       103,200       15,571        --            --            --
  Mortgage loans held for           102,222       73,852     16,681        10,271         6,430
   sale, net.................
  Goodwill and other                 47,467       19,258        --            --            --
   intangibles...............
  Total debt(6)..............       377,651       75,673     16,100        10,165         6,310
  Total liabilities..........       671,370       95,420     18,030        11,207         6,563
  Total stockholders' equity.       138,832       57,099      3,177         2,398         2,046

                                                  COMPANY                           CSC (1)
                                   ---------------------------------------  -----------------------
                                          YEAR ENDED DECEMBER 31,           YEAR ENDED DECEMBER 31,
                                   ---------------------------------------  -----------------------
                                     1996 (7)        1995       1994 (2)       1993          1992
                                   ------------  ------------ ------------ ------------  ----------
                                                          (DOLLARS IN THOUSANDS)
OPERATING STATISTICS:
  Loan originations and
   purchases:
    US:
      Core Products............    $1,115,959      $417,864     $154,410     $ 77,586      $ 43,353
      Specialty Products.......       137,318           --           --           --            --
      Other Products...........        36,078           --           --           --            --
                                   ----------    ----------   ----------   ----------    ---------
           Total US............    $1,289,355      $417,864     $154,410     $ 77,586      $ 43,353
    UK.........................       463,546        41,395          --           --            --
                                     --------      --------     --------     --------      -------
    Total loan originations and
      purchases................    $1,752,901      $459,259     $154,410     $ 77,586      $ 43,353
                                   ==========      ========     ========     ========      ========
Average principal balance per
  loan originated and purchased:
  US...........................      $     62      $     70     $     77     $     74      $     56
  UK...........................            17            43          --           --            --
Weighted average initial
  loan-to-value ratio:
  US(8)........................          72.5%         66.4%        59.7%         --            --
  UK...........................          56.0          49.0           --          --            --
Loan sales:
  US...........................    $1,277,500      $358,997     $138,041     $ 61,293      $ 40,975
  UK...........................       451,907        41,395          --           --            --
                                     --------      --------     --------     --------      -------
    Total loan sales...........    $1,729,407      $400,392     $138,041     $ 61,293      $ 40,975
                                   ==========      ========     ========     ========      ========
Loans serviced:
  US(9)........................    $1,519,395      $386,720     $ 56,340          --            --
  UK...........................       511,140        40,299          --           --            --
                                     --------      --------     --------     --------      -------
    Total loans serviced.......    $2,030,535      $427,019     $ 56,340          --            --
                                   ==========      ========     ========     ========      =======
Loans 30+ days past due as a
  percentage of serviced
  portfolio:
  US...........................           8.9%          3.9%         3.4%         --            --
  UK(10).......................          15.4           8.5           --          --            --
Charge-offs:
  US...........................      $    167      $     52           --          --            --
  UK(10).......................            --            --           --          --            --

------------------

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

(5) Represents the interest-only and residual mortgage securities that the Company receives upon loan sales through securitizations in the US.

(6) Includes short-term borrowings due under a warehouse facility and a US standby facility. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

(7) Includes UK loan originations and purchases of $51.9 million and $190.5 million, average principal balance per UK loan originated and purchased of $9,382 and $14,705, UK loan sales of $47.5 million and $153.7 million, UK loans serviced of $51.9 million and $190.5 million, and loans 30 or more days past due as a percentage of UK serviced portfolio of 4.7% and 5.7%, due to the loans acquired as a result of the J&J Acquisition and the Greyfriars Acquisition, respectively.

(8)   Excludes the Company's Specialty Products and Other Products.

(9) Includes master servicing and contract servicing operations by the Company. See "Business -- Loans -- Loan Servicing and Collections -- US."

(10) The Company has been servicing loans in the UK only since May 1995. Accordingly, the UK loans serviced portfolio is unseasoned. Excluding the portfolios acquired as a result of the J&J Acquisition and the Greyfriars Acquisition, the UK delinquency ratio would have been 16.5% at December 31, 1996.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion should be read in conjunction with the Consolidated Financial Statements of the Company and accompanying notes for the years ended December 31, 1996, 1995 and 1994. The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements which involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements. Factors that might cause such a difference include those discussed below, as well as general economic and business conditions, competition and other factors discussed elsewhere in this Report. The Company undertakes no obligation to release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of anticipated or unanticipated events.

GENERAL

Restatements

    On September 26, 1996, the Company announced that it had determined that certain adjustments should be made to the Company's previously issued financial statements for the quarter ended June 30, 1996, to reflect a change in the accounting treatment with respect to the valuation of assets acquired as a result of the acquisitions of J&J and Greyfriars. The Company initially valued the mortgage loans in the J&J Acquisition and the Greyfriars Acquisition at the respective fair values which were estimated to approximate par (or historical book value). Upon the subsequent sale of the mortgage portfolios, the Company recognized the fair value of the mortgage servicing receivables retained and recorded a corresponding gain for the fair value of such mortgage servicing receivables. Upon subsequent review, the Company determined that the fair value of such mortgage servicing rights should have been included as part of the fair value of the mortgage loans acquired as a result of such acquisition. The effect of this accounting change resulted in the Company eliminating $50.9 million in revenues and approximately $6.3 million of expenses originally recorded in connection with the acquisitions and a reduction in reported earnings of $26.5 million, or $0.78 per fully diluted share. Additionally, as a result of this accounting change the goodwill initially recorded in connection with such acquisitions was reduced from $60.5 million to $10.6 million resulting in a reduction of goodwill amortization of approximately $496,000 from the previously reported figure for the second quarter. The Staff of the Securities and Exchange Commission has requested additional information from the Company in connection with the accounting related to the J&J Acquisition and the Greyfriars Acquisition. The Company is supplying such requested information.

    On November 19, 1996, the Company announced that it had determined that certain additional adjustments relating to the J&J Acquisition and the Greyfriars Acquisition should be made to the financial statements for the quarter ended June 30, 1996. These adjustments reflect a change in the accounting treatment with respect to the $5.0 million of restructuring charges and the $17.3 million of deferred taxes recorded as a result of such acquisitions. The effect of these adjustments resulted in the Company increasing the goodwill as initially restated in September 1996 from $10.6 million to $30.6 million reflecting the reclassification, as costs of the acquisitions, of (i) the restructuring charges, previously recorded as an expense, and (ii) the offset to the tax liability incurred as part of the purchase accounting adjustments which had been previously recorded as a deferred tax asset. This increase in goodwill resulted in an increase of amortization expense as previously reported in the second quarter of 1996 of $170,692 and will result in a $502,150 per quarter increase in amortization expense through the first quarter of 2006. As a result of these adjustments, second quarter net earnings increased by $2.8 million or $0.08 per fully diluted share, from $8.3 million or $0.27 per fully diluted share, to $11.1 million or $0.35 per fully diluted share. For the six months ended June 30, 1996, net earnings increased from the previously reported $17.6 million or $0.58 per fully diluted share to $20.4 million or $0.66 per fully diluted share. Further, as a result of these adjustments, there was increased goodwill amortization recorded during the third quarter of 1996 which resulted in a $502,150 decrease in previously announced net earnings of $0.02 per fully diluted share from $14.9 million or $0.45 per fully diluted share to $14.4 million or $0.43 per fully diluted share. For the nine months ended September 30, 1996, net earnings increased $2.3 million to $34.8 million or $1.11 per fully diluted share from the previously announced results of $32.5 million or $1.04 per fully diluted share.

Overview

    The Company is a consumer finance company engaged in the business of originating, purchasing, selling and servicing mortgage loans secured primarily by one- to four-family residences. The Company primarily generates income from gain on sale of loans sold through securitizations, gains recognized from premiums on loans sold through whole loan sales to institutional purchasers, interest earned on loans held for sale, excess mortgage servicing receivables, origination fees received as part of the loan application process and fees earned on loans serviced. Gain on sale of loans includes gain on securitization representing the fair value of the interest-only and residual certificates that the Company receives upon the sale of loans through securitizations in the US which are reflected as trading securities and the value of mortgage servicing receivables that it recognizes through UK securitizations. Included in gain on sale of loans is the present value of the differential between the interest rate payable by an obligor on a loan over the interest rate passed through to the purchaser acquiring an interest in such loan, less applicable recurring fees, including the costs of credit enhancements and trustee fees and, in the case of CSC-UK loans sold prior to January 1, 1996, a third party investment bank's significant participation in the cash flows associated with such loans. Gain on sale of loans constituted approximately 78.4% of total revenues in 1996, 77.2% of total revenues in 1995 and 50.9% of total revenues in 1994. The Company completed its first US securitization in the first quarter of 1995 and its first UK securitization in the first quarter of 1996. The Company anticipates that it will continue to sell a substantial portion of its loans through securitizations and into loan purchase facilities, with the balance sold in whole loan sales to institutional purchasers.

Recent Growth

    The Company has experienced significant growth in the past few years, particularly since January 1, 1994. Management believes that this growth is primarily attributable to: (i) the Company's geographic expansion program pursuant to which the Company expanded its operations from five states as of December 31, 1993 to 42 states as of December 31, 1996; (ii) the development of a loan servicing capability; (iii) the commencement of the Company's Wholesale Loan Acquisition Program in 1994; (iv) the Company's increased access to funding; (v) the formation in May 1995 of CSC-UK and its access to financing through a loan purchase facility for the origination, sale and servicing of mortgage loans in the UK; (vi) the acquisitions of J&J and Greyfriars in the UK.; and (vii) the introduction and expansion of new products such as "Sav*-A-Loans(R)" in the US.

    Although there can be no assurance that the Company will be able to sustain its historical growth rate, management believes that the Company will continue to grow significantly over the next 12 months. Any future growth of the Company will be limited by, among other things, the Company's need for continued funding sources, dependence on securitizations, potential changes in the valuation of interest-only and residual certificates and mortgage servicing receivables, possible termination of servicing rights, sensitivity to economic slowdown and fluctuation in interest rates, loan delinquencies and defaults particularly with respect to loans made to high-risks borrowers, the effects of the Company's recent expansion and product extensions, credit risks associated with loans made at high loan-to-value ratios, the effects of acquisitions, risks related to operations in the UK, contingent risks on loans, geographic concentration of US operations, competition and legislative and regulatory risks.

Loan Originations and Purchases

    The following table highlights certain selected information relating to the origination and purchase of loans by the Company during the periods shown.

                                          LOAN ORIGINATION AND PURCHASES

                                           US                               UK
                                 ------------------------        --------------------------
                                                                 FOR THE YEAR     FROM
                                    FOR THE YEAR ENDED             ENDED       FORMATION TO
                                        DECEMBER 31,             DECEMBER 31,  DECEMBER 31,
                                 ------------------------        ------------  ------------
                                   1996            1995            1996             1995
                                 --------        --------        --------         -------
Loan originations and
  purchases:
  Core Products:
     Independent mortgage
       brokers..........       $  414,411        $291,907        $220,034         $41,395
     Wholesale Loan
       Acquisition
       Program..........          572,484         125,957           1,045             --
                                 --------        --------        --------         -------
       Total Core
          Products......          986,895         417,864         221,079          41,395
  Specialty Products....          137,318             --              --              --
  Other Products........           36,078             --              --              --
  Bulk purchases........          129,064             --          242,467(1)          --
                                 --------        --------        --------         -------
     Total originations
       and purchases....       $1,289,355        $417,864        $463,546         $41,395
                               ==========        ========        ========         =======
Weighted average interest
  rate(2)...............             12.0%           11.9%           16.4%           16.4%
Weighted average initial
  loan-to-value
  ratio(3)..............             72.5            66.4            56.0            49.0
Percentage of loans
  secured by first
  mortgages ............             89.6            89.0            67.8            92.0

------------------

(1) Includes $51.9 million of loans acquired as a result of the J&J Acquisition, 75.0% of which were secured by second mortgages, with a weighted average interest rate of 23.6% and a weighted average initial loan-to-value ratio of 45.6%, and includes $190.5 million of loans acquired as a result of the Greyfriars Acquisition, 82.0% of which were secured by second mortgages, with a weighted average interest rate of 14.5% and a weighted average initial loan-to-value ratio of 52.5%.

(2) The UK weighted average interest rate represents the weighted average blended rate. The weighted average flat rates were 15.7 % and 17.4% and the weighted average concessionary rates were 12.9% and 10.6% as of December 31, 1996 and 1995, respectively.

(3) Excludes the Company's Specialty Products and Other Products. The loan-to-value ratio of a loan secured by a first mortgage is determined by dividing the amount of the loan by the appraised value of the mortgaged property at origination. The loan-to-value ratio of a loan secured by a second mortgage is determined by taking the sum of the loans secured by the first and second mortgages and dividing by the appraised value of the mortgaged property at origination.

    The Company increased its US loan originations and purchases in 1996 to $1.3 billion from $417.9 million in 1995, representing an annual growth rate of 208.5% over the 12 month period. The average principal balance of the Company's US loans for 1996 was $61,801. The Company's US originations of Core Products from brokers increased in 1996 to $414.4 million from $291.9 million in 1995, representing an increase of $122.5 million (or 42.0%). During 1996, however, the Company's US originations of Core Products from brokers did not change materially on a quarter by quarter basis. Furthermore, as a source of the Company's loan originations and purchases, the Company's Wholesale Loan Acquisition Program grew faster than loans sourced through independent brokers during 1996. The Company attributes these results to (i) the Company's policy, as a result of regulatory concerns, against paying broker yield spread premiums (the Company believes that many of its competitors make such payments) and (ii) the shift in broker originations from Core Products to Specialty Products during the second half of 1996. The Company's UK loan originations and purchases for 1996 were $463.5 million, including loan portfolios of $51.9 million and $190.5 million acquired as a result of the J&J Acquisition and the Greyfriars Acquisition, respectively. The average principal balance of the Company's UK loans for 1996 was $17,400, a decrease of $25,720 from the average principal balance of the Company's UK loans for 1995 of $43,120 primarily due to the inclusion of the loans acquired as a result of the J&J Acquisition ($51.9 million of loans at an average principal balance of $9,382) and the Greyfriars Acquisition ($190.5 million of loans at an average principal balance of $14,705). During 1996, the Company broadened its UK loan products to include loans that do not use the Rule of 78s prepayment calculation and that generally have lower broker commissions as compared to those paid with respect to long-term Rule of 78s loan products.

    During 1996, the weighted average initial loan-to-value ratio on the Company's US Core Products increased to 72.5% from 66.4% during 1995 primarily due to an increase in originations of the Company's "A" risk loans (49.6% of total Core Product originations in 1996 as compared to 44.6% in 1995), as well as the Company's new programs offering loans with higher loan-to-value ratios to borrowers with higher credit quality in response to competition. The rate of increase in the loan-to-value ratios declined in the second half of 1996, and the Company expects such rate of increase will slow during 1997 and stabilize near the current level. Such slowing or stabilization, however, can not be assured and will depend upon many factors, including the acceptance of new products offered by the Company and the effect of increased competition in the Company's markets.

Loan Sales

    The Company sells, without recourse, virtually all of the loans it originates or purchases in loan sales through securitizations, into the US and UK loan purchase facilities and in whole loan sales. See "Business -- Loans -- Loan Sales." During 1996 and 1995, the Company sold $1.7 billion and $400.4 million of loans, respectively, of which $73.5 million and $105.8 million were sold in whole loan sales, respectively. Gains on the sale of loans through securitizations and into loan purchase facilities were $154.5 million and $33.2 million, or 77.6% and 67.1% of the Company's total revenues in 1996 and 1995, respectively. Gains on whole loan sales represented 1.1% and 10.2% of the Company's total revenues in 1996 and 1995, respectively.

    During 1996 and 1995, loan sales included $1.3 billion and $359.0 million of US loan sales, respectively, and $451.9 million and $41.4 million of UK loan sales, respectively. During 1996 and 1995, gains on US loan sales totaled $76.8 million (6.0% weighted average gain) and $26.3 million (7.3% weighted average gain), respectively, and gains on UK loan sales totaled $79.4 million (31.7% weighted average gain excluding the $201.2 million of loans sold that were acquired as a result of the J&J Acquisition and the Greyfriars Acquisition) and $11.9 million (28.7% weighted average gain), respectively.

    The higher weighted average gain on UK loan sales as compared to US loan sales was primarily a result of the higher average blended interest rate on UK loan originations (16.4% for UK loan originations as compared to 12.0% for US loan originations for 1996), greater prepayment calculations in the UK and pass-through rates to investors in the Company's UK securitizations that are similar to the pass-through rates on certificates issued in the Company's US securitizations for the period. The Company believes that the higher average blended interest rates on its UK loan originations is primarily a result of the highly fragmented UK market that is generally underserved by Conventional UK Lenders. Such higher average blended interest rates contribute to higher weighted average gains on UK loan sales. See "Business - UK Overview." Typically, the Company's UK loans are calculated using a standard rate of interest and may provide the opportunity for a borrower to pay a concessionary rate to the extent that the borrower pays his or her loan when due and is current on previous loan payments. During 1996, standard interest rates on the Company's UK loans ranged from 7.3% to 20.7% expressed as a flat rate, or 12.0% to 27.6% expressed as an annual percentage rate, and concessionary rates ranged from 5.4% to 9.9% expressed as a flat rate, or 10.36% to 14.25% expressed as an annual percentage rate. The blended interest rate on UK loans is an assumed rate based upon the weighted average standard rate of 15.7% and a weighted average concessionary rate of 12.9% for 1996. The appropriateness of loan products that utilize standard/concessionary rate structures has recently been questioned by the OFT. See "Business- Regulation- UK."

    Under the terms of some of the Company's loans in the UK, the amount due in the case of a prepayment is based upon the amount of interest, at the Standard Rate or the Concessionary Rate (whichever is in effect on the date of prepayment), that has been "earned" and calculated in accordance with the "Rule of 78s" method with a one- to six-month deferment (i.e., for purposes of calculating the amount of interest that has been earned, the redemption date is set at one to six months after the date of actual redemption by the borrower). In a hypothetical (pound)35,000 loan, the prepayments after the 18th, 120th and 180th months calculated using a six-month deferment at the Standard Rate would require the borrower to pay (pound)45,872 or 31.1% more than the original principal balance (or (pound)41,080 or 17.4% more than the original principal balance if the prepayment were calculated using a one-month deferment), (pound)54,651 or 56.1% more than the original principal balance ((pound)48,869 or 39.6% more than the original principal balance if the prepayment were calculated using a one-month deferment) and (pound)51,440 or 47.0% more than the original principal balance ((pound)32,277 or 7.8% less than the original principal balance if the prepayment were calculated using a one-month deferment), respectively. The appropriateness of secured long term loan products that utilize Rule of 78s prepayments have recently been questioned by the OFT. In future periods, the Company believes that long-term loans utilizing Rule of 78s prepayments will represent an increasingly smaller percentage of its UK loan origination and purchase volume and that the OFT's regulatory initiatives are likely to result in the Company's elimination or modification of long-term loan products utilizing Rule of 78s. Such elimination or modification could have a material adverse effect in future periods on the Company's results of operations and financial condition, especially if the Company is unsuccessful in its product broadening efforts. The Company is unable to determine at this time how soon such elimination or modification will occur.

    The Company has used, and may use in the future, pre-funding mechanisms in certain of its securitizations both as a relatively inexpensive borrowing source, as well as to hedge its interest rate exposure. In a typical Company securitization transaction with a pre-funding account, the investors purchase certificates with a higher aggregate principal balance than that of the mortgage loans transferred to the securitization trust on the closing date (such increment, the "Pre-funded Amount"). During the period up to 90 days after the closing date (the "Pre-funding Period"), the Company sells mortgage loans to the trust which in turn pays for them with the Pre-funded Amount.

    The pre-funding mechanism effectively permits the Company during the Pre-funding Period to borrow from the certificate investors an amount equal to the Pre-funded Amount and pay the investors an interest rate equal to the certificate rate which is a rate lower than that at which the Company can borrow from its other funding sources. Furthermore, the Company fixes at the certificate rate the pricing at which it can sell an amount (equal to the Pre-funded Amount) of its mortgage loans, thereby insulating the Company during the Pre-funding Period from risks associated with interest rate movements (that would ultimately impact the pass-through rate on securities issued in a securitization) to which it would be exposed if it were forced to hold the mortgage loans during such period.

Loan Servicing

    Prior to 1994, the Company typically sold loans with servicing rights released. In 1996 and 1995, however, the Company retained the servicing or master servicing rights for approximately 98.4% and 74.2%, respectively, of the loans it sold. As of December 31, 1996, the Company was servicing 24,820 US loans with an aggregate principal balance of $1.5 billion, representing a 371.9% increase over an aggregate principal balance of $311.6 million serviced as of December 31, 1995. Revenue generated from loan servicing amounted to 1.9% and 1.6% of total revenues for 1996 and 1995, respectively. Management believes that the business of loan servicing provides an additional and profitable revenue stream and one that is less cyclical than the business of loan origination and purchasing.

    The following table provides data on delinquency experience and REO properties for the Company's US serviced portfolio (excluding loan balances under contract servicing or master servicing agreements). Because the Company has only expanded into the business of loan servicing during the last three years, the Company's US serviced portfolio was relatively unseasoned in 1995 and 1994. Accordingly, during 1996 the Company experienced an expected increase in total US delinquencies as a percentage of the US serviced portfolio as a result of the seasoning of the US serviced portfolio. No assurances, however, can be given as to the Company's future delinquency experience.

                                                           AS OF DECEMBER 31,
                              -----------------------------------------------------------------------------
                                       1996                      1995                        1994
                              ----------------------   -----------------------    -------------------------
                                              % OF                      % OF                        % OF
                              DOLLARS IN    SERVICED    DOLLARS IN    SERVICED     DOLLARS IN     SERVICED
                               THOUSANDS    PORTFOLIO    THOUSANDS    PORTFOLIO     THOUSANDS     PORTFOLIO
                               ----------   ---------   ----------    ---------    ----------     ---------
US serviced portfolio.....    $1,470,344      100.0%     $311,649       100.0%      $23,904         100.0%
                              ----------    -------      --------     -------       -------       -------
  30-59 days delinquent...        55,182        3.7         5,479         1.8           --            --
  60-89 days delinquent...        20,358        1.4         1,580         0.5           142           0.6
  90 days or more
    delinquent............        55,684        3.8         4,968         1.6           679           2.8
                              ----------    -------      --------     -------       -------       -------
Total US delinquencies....    $  131,224        8.9%     $ 12,027         3.9%      $   821           3.4%
                              ==========    =======      ========     =======       =======       =======
US REO property...........    $    1,010        0.1%     $    141         --        $   130           0.5%
                              ==========    =======      ========     =======       =======       =======

    The Company has been servicing loans in the UK since the inception of CSC-UK in May 1995. As of December 31, 1996, CSC-UK was servicing UK loans with an aggregate principal balance of $511.1 million.

    The following table provides data on delinquency experience for the Company's UK serviced portfolio. The Company does not have any REO properties in the UK. Because the Company has only serviced loans in the UK for a short period of time, the Company's UK serviced portfolio is unseasoned. No assurance can be given that delinquencies as a percentage of the UK serviced portfolio as of December 31, 1996, will be indicative of delinquency experience in the future.

                                       AS OF DECEMBER 31, 1996 (1)          AS OF DECEMBER 31, 1995
                                     -----------------------------      ------------------------------
                                       DOLLARS IN      % OF SERVICED      DOLLARS IN     % OF SERVICED
                                        THOUSANDS        PORTFOLIO         THOUSANDS       PORTFOLIO

UK serviced portfolio.........          $511,140           100.0%           $40,299           100.0%
                                        --------         -------            -------         -------


  30-59 days delinquent.......           24,024              4.7              1,087             2.7
  60-89 days delinquent.......           10,734              2.1                423             1.1
  90 days or more delinquent..           43,958              8.6              1,926             4.8
                                        -------          -------            -------         -------
     Total UK delinquencies...          $78,716             15.4%           $ 3,436             8.6%
                                        =======          =======        ===========     ============

------------------
(1) Includes the J&J serviced portfolio of $41.9 million with total delinquencies of $18.2 million or 43.3%, of which $3.8 million or 9.0% was 30-59 days delinquent, $2.6 million or 6.3% was 60-89 days delinquent and $11.8 million or 28.1% was 90 days or more delinquent. Includes the Greyfriars serviced portfolio of $233.5 million with total delinquencies of $21.9 million or 9.4%, of which $7.8 million or 3.3% was 30-59 days delinquent, $3.1 million or 1.3% was 60-89 days delinquent and $11.0 million or 4.7% was 90 days or more delinquent. Excluding the portfolios acquired as a result of the J&J Acquisition and the Greyfriars Acquisition, the UK delinquency ratio would have been 16.5% at December 31, 1996.

RESULTS OF OPERATIONS

Year Ended December 31, 1996 Compared to Year Ended December 31, 1995

    Total revenues increased $149.7 million or 302.4% to $199.2 million in 1996 from $49.5 million in 1995. This increase was due primarily to higher gains on sale of loans resulting from the combined US and UK increased loan origination and purchase volume and volume of loans sold compared to the prior period and increased interest income resulting from higher average balances of loans held for sale, as well as increased discount accretion recognized on higher average balances of mortgage servicing receivables.

    Gain on sale of loans increased $118.0 million or 308.9% to $156.2 million in 1996 from $38.2 million in 1995. This increase was due primarily to CSC-UK's gain on sale of loans of $79.4 million representing a 31.7% gain on the $250.7 million of loan sales in 1996 (which excludes the $201.2 sale of portfolios acquired as a result of the J&J Acquisition and Greyfriars Acquisition) compared to gain on sale of loans of $11.9 million representing a 28.7% gain on the $41.4 million of loan sales in 1995. The higher average gain on sale in 1996, was due primarily to the termination of the previous UK purchase facility pursuant to which Greenwich retained a significant participation in such gain. Additionally, the increase was due to increased volume of US loan sales at lower average gains ($1.3 billion of loan sales at a weighted average gain of 6.0% ($76.8 million) in 1996 as compared to $359.0 million of loan sales at a weighted average gain of 7.3% ($26.3 million) in 1995). The lower average US gain on sale of loans recognized in 1996 was due primarily to the lower average margins from bulk purchases which began during the second quarter of 1996, lower margins from correspondent wholesale loans, as well as lower margins from changes in interest rates during the second quarter of 1996 offset by higher margins on the sale of the Specialty Products. The Company expects that the UK gain on sale margin as a percentage of loan sales will decline in the future resulting from new product offerings that are expected to carry lower weighted average coupons and lower prepayment fees.

    Mortgage origination income decreased $171,910 or 5.8% to $2.8 million in 1996 from $3.0 million in 1995. This decrease was due primarily to lower fees earned on the Company's domestic broker originations. It is anticipated that the Company's domestic origination fees as a percentage of loans originated will continue to decrease in the future. Mortgage origination income as a percentage of revenues decreased to 1.4% in 1996 from 6.0% in 1995.

    Interest income increased $22.6 million or 337.3% to $29.3 million in 1996 from $6.7 million in 1995. This increase was due primarily to the increased balance of loans held for sale during 1996 resulting from the increased loan origination and purchase volume in excess of loans sold during the period, as well as interest income resulting from the accretion of the discount recorded on mortgage servicing receivables.

    Servicing income increased $2.9 million or 382.6% to $3.7 million in 1996 from $777,066 in 1995. This increased income was due primarily to an increase in the average balances of US loans serviced to $933.6 million in 1996 from $140.3 million in 1995 and the increase in the average balances of UK loans serviced to $330.0 million in 1996 from $17.3 million in 1995.

    Earnings from partnership interest increased $271,874 or 56.4% to $753,663 in 1996 from $481,789 in 1995. This increase was due primarily to increased earnings recognized from the equity interest in IMC during 1996. In June 1996, IMC converted from partnership to corporate form and effected a public offering of its common stock. As a result of the offering, the Company's interest in IMC is no longer accounted for under the equity method of accounting, whereby the Company recognized its relative portion of the partnership's earnings as revenues, but rather as available-for-sale securities in accordance with SFAS No. 115.

    Total expenses increased $87.4 million or 327.3% to $114.1 million in 1996 from $26.7 million in 1995. This increase was due primarily to increased salaries, selling expenses and operating expenses related to increased loan origination and purchase volume during 1996. Total expenses as a percentage of total revenues increased to 57.2% in 1996 from 54.0% in 1995. During 1996, amortization of goodwill related to the UK Acquisition, the J&J Acquisition and the Greyfriars Acquisition totaled $3.8 million.

    Salaries and benefits increased $28.7 million or 235.2% to $40.9 million in 1996 from $12.2 million in 1995. This increase was due primarily to increased staffing levels to 638 US employees at December 31, 1996 compared to 264 US employees at December 31, 1995 and the increased staffing levels associated with the UK operations (267 UK employees at December 31, 1996 compared to 71 UK employees at December 31, 1995) resulting from the growth in loan origination and purchase volume and geographic expansion, increased loans serviced as well as the J&J Acquisition and the Greyfriars Acquisition.

    Interest expense increased $15.6 million or 339.1% to $20.2 million in 1996 from $4.6 million in 1995. This increase was due primarily to the interest costs associated with the $143.8 million of Convertible Debentures (the "Debentures") issued during the second quarter of 1996, as well as an increased balance of loans held pending sale during 1996, resulting from the increased loan origination and purchase volume during 1996.

    Selling and other expenses increased $39.8 million or 418.9% to $49.3 million in 1996 from $9.5 million in 1995. This increase was due primarily to increased selling costs of $21.0 million or 724.1% to $23.9 million in 1996 from $2.9 million in 1995 as a result of increased selling and commission costs for UK loan originations (primarily as a result of the higher commissions paid to brokers who have entered into right of first refusal agreements with the Company) and increased professional fees, travel and entertainment and occupancy costs incurred to support the increased loan origination and purchase volume.

    Net earnings increased $39.1 million or 337.1% to $50.7 million in 1996 from $11.6 million in 1995. This growth in net earnings was due primarily to increased revenues resulting from an increase in US and UK loan origination and purchase volume and volume of loans sold during 1996 as the Company expanded its geographic base to 42 states and the District of Columbia and further penetrated existing markets.

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

    Gain on sale of loans increased $32.5 million or 570.2% to $38.2 million for the year ended December 31, 1995 from $5.7 million in 1994. This increase was a result of (i) the increased volume of US whole loan sales as well as higher average premiums earned on US whole loan sales during 1995 ($209.0 million of US whole loan sales at a 5.7% ($12.0 million) weighted average premium as compared to a weighted average premium of 4.1% ($5.7 million) on $138.0 million of whole loan sales during 1994), (ii) the inclusion of CSC-UK's gain on loan sales of $11.9 million for the period from its formation to December 31, 1995 representing a 28.7% premium on the $41.4 million of UK loan sales during this period and (iii) the initiation of loan sales through securitizations in 1995. The Company completed loan securitizations in March, August and December 1995, generating gain on securitization of $14.3 million (representing the fair value of the interest-only and residual certificates of $15.6 million, less $1.3 million of costs associated with the transactions), or a weighted average gain on securitization of 9.5% on the Company's participation in the $235.0 million of loans sold through securitizations, excluding pre-funding.

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

    Interest expense increased $3.0 million or 187.5% to $4.6 million in 1995 from $1.6 million in 1994. The increase was attributable to the interest costs associated with a larger balance of loans held pending sale during 1995 resulting from the increased loan origination and purchase volume during the year.

    Other expenses increased $6.0 million or 171.4% to $9.5 million in 1995 from $3.5 million in 1994. This increase was primarily a result of increased selling costs of $2.3 million or 392.3% to $2.9 million in

1995 from $588,029 in 1994, increased professional fees of $796,343 or 106.9% to $1.5 million in 1995 from $745,105 in 1994 and increased other operating costs of $2.9 million or 131.8% to $5.1 million in 1995 from $2.2 million in 1994 incurred to support the $304.8 million increase in loan origination and purchase volume.

    Minority interest was $2.4 million for 1995. There was no minority interest for the comparable period in 1994. The minority interest was recognized during 1995 due to the inclusion of the consolidated operating results of CSC-UK, although CSC-UK was only 50% owned by the Company prior to September 30, 1995.

    Earnings before extraordinary item increased $11.5 million or 2,842.2% to $11.9 million in 1995 from $403,459 in 1994. This growth was due primarily to increased revenues resulting from an increase in loan origination and purchase volume and volume of loans sold during 1995 as the Company expanded its geographic base to 31 states and the District of Columbia and further penetrated existing markets. Additionally, the inclusion of CSC-UK's earnings, since its formation in May 1995, contributed $5.2 million, after taxes, to net income during 1995.

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

FINANCIAL CONDITION

December 31, 1996 Compared to December 31, 1995

    Cash and cash equivalents decreased $1.5 million or 41.7% to $2.1 million at December 31, 1996 from $3.6 million at December 31, 1995.

    Securities purchased under agreements to resell represent US Treasury securities borrowed from the repo desk of a counterparty to facilitate the delivery of US Treasury securities sold short as part of the Company's strategy to manage interest rate risk on loan originations. The balance at December 31, 1996 was $154.2 million, and there was no corresponding asset at December 31, 1995.

    Available-for-sale securities in the amount of $14.6 million were recorded as an asset at December 31, 1996 as a result of the Company's equity interest in IMC. Prior to June 1996, the Company had recorded a 9.1% limited partnership interest in IMC. At December 31, 1995, the Company's investment in partnerships was $758,315 and was recorded as other assets. In June 1996, IMC converted into corporate form and effected a public offering of common stock. As a result of the offering, the Company's interest in IMC is no longer accounted for under the equity method of accounting, whereby the Company recognized its relative portion of the partnership earnings as revenues, but rather as available-for-sale securities in accordance with SFAS No. 115. Available-for-sale securities are reported on the Company's statement of financial condition at fair market value with any corresponding change in value reported as an unrealized gain or loss (if assessed to be temporary) as an element of stockholders' equity after giving effect for taxes.

    Mortgage servicing receivables increased $218.3 million or 887.4% to $242.9 million at December 31, 1996 from $24.6 million at December 31, 1995. This increase was due primarily to the $50.9 million of mortgage servicing receivables recorded as a result of the J&J Acquisition and the Greyfriars Acquisition and the $187.0 million recognized as a result of the increase of loan sales primarily in the UK with servicing retained, partially offset by $19.6 million of amortization.

    Trading securities, which consist of interest-only and residual certificates, increased $87.6 million or 561.5% to $103.2 million at December 31, 1996 from $15.6 million at December 31, 1995. This increase was due to the $993.6 million of US securitizations completed during 1996.

    Prepaid commitment fees of $38.0 million were recorded as an asset at March 31, 1996 as a result of the UK Greenwich Facility entered into by CSC-UK and Greenwich International Ltd., a subsidiary of Greenwich Capital Markets, Inc. (referred to herein, including any affiliates as "Greenwich") in March 1996, to be amortized over the 20-year life of the UK Greenwich Facility. The unamortized balance at December 31, 1996 was $35.9 million. There was no corresponding asset at December 31, 1995.

    Mortgage loans held for sale, net increased $28.3 million or 38.3% to $102.2 million at December 31, 1996 from $73.9 million at December 31, 1995. This increase was due primarily to the volume of US loans originated exceeding loan sale volume in 1996 and loans acquired as part of the Greyfriars Acquisition which were not yet sold.

    Mortgage loans held for investment, net increased $7.3 million or 730.0% to $8.3 million at December 31, 1996 from $1.0 million at December 31, 1995. This increase was due primarily to the Company's increased loan origination and purchase volume and the inclusion of $3.1 million of mortgages held for investment by CSC-UK. As a percentage of total assets, mortgage loans held for investment increased to 1.0% at December 31, 1996 from 0.7% at December 31, 1995.

    Credit enhancement deposits represent initial reserve funds established on UK securitizations and sales into purchase facilities. The balance at December 31, 1996 was $35.1 million, and there was no corresponding asset at December 31, 1995.

    Goodwill, net of amortization, increased $28.2 million or 146.1% to $47.5 million at December 31, 1996 from $19.3 million at December 31, 1995. This increase was due primarily to the goodwill recorded in connection with the J&J Acquisition and Greyfriars Acquisition of $5.2 million and $25.4 million, respectively, offset by $3.8 million of amortization during 1996.

    Other assets increased $25.0 million or 581.4% to $29.3 million at December 31, 1996 from $4.3 million at December 31, 1995. This increase was due primarily to the inclusion of subwarehouse loan receivables at December 31, 1996 of $14.9 million compared to $1.6 million at December 31, 1995 and the inclusion of deferred costs of $5.3 million related to the issuance of the Debentures.

    Warehouse financing facilities outstanding increased $14.5 million or 19.4% to $89.4 million at December 31, 1996 from $74.9 million at December 31, 1995. This increase was due primarily to the increased origination and purchase volume in excess of the volume of loans sold as reflected in the increase in mortgages held for sale, net.

    Securities sold but not yet purchased represent US Treasury securities sold short as part of the Company's strategy to manage interest rate risk on loan originations. The balance at December 31, 1996 was $152.9 million, and there was no corresponding liability at December 31, 1995.

    Accounts payable and other liabilities increased $33.8 million or 206.1% to $50.2 million at December 31, 1996 from $16.4 million at December 31, 1995. This increase was due primarily to the inclusion of CSC-UK and increased escrow balances associated with the increased loan servicing portfolio.

    Allowance for losses increased $31.6 million or 1,504.8% to $33.7 million at December 31, 1996 from $2.1 million at December 31, 1995. This increase was due primarily to increased loans sold in the UK with servicing rights retained.

    Notes and loans payable totaled $136.5 million at December 31, 1996 representing the $100.0 million outstanding under the Senior Secured Facility with CIBC, $25.0 million note payable recorded in connection with the UK Greenwich Facility, $6.5 million of advances under the US Greenwich Facility and the $5.0 million term loan with the Bank of Boston.

    Stockholders' equity increased $81.7 million or 143.1% to $138.8 million at December 31, 1996 from $57.1 million at December 31, 1995. This increase was due primarily to net earnings of $50.7 million in 1996 and stock issued in connection with the J&J Acquisition and Greyfriars Acquisition totaling $12.3 million, in addition to an $8.3 million unrealized gain on available-for-sale securities, net of taxes and a foreign currency translation adjustment, net of taxes of $9.8 million.


LIQUIDITY AND CAPITAL RESOURCES

    The Company's business requires substantial cash to support its operating activities. The Company's principal cash requirements include the funding of loan originations and purchases, payment of interest expenses, funding the overcollateralization requirements for securitizations, operating expenses, income taxes and capital expenditures. The Company uses its cash flow from whole loan sales, loans sold through securitizations, capital markets offerings, pre-funding mechanisms through securitizations, loan origination fees, processing fees, net interest income and borrowings under its warehouse facility, US purchase facilities, standby facilities and UK purchase facility to meet its working capital needs and to fund acquisitions such as the J&J Acquisition and the Greyfriars Acquisition.

    Adequate credit facilities and other sources of funding, including the ability of the Company to sell loans, are essential to the continuation of the Company's ability to originate and purchase loans. As a result of increased loan originations and purchases and its growing securitization program, the Company has operated, and expects to continue to operate, on a negative cash flow basis. During fiscal 1996, 1995 and 1994, the Company used operating cash of approximately $165.5 million, $76.0 million, and $5.4 million, respectively. Additionally, in 1995 and 1994, the Company used $1.5 million and $470,244, respectively, in investing activities. In 1996, $100.7 million of cash was provided by investing activities, primarily from the proceeds from the sale of loan portfolios acquired as a result of the J&J Acquisition and the Greyfriars Acquisition. The Company's sale of loans through securitizations has resulted in a gain on sale of loans through securitizations recognized by the Company. The recognition of this gain on sale has a negative impact on the cash flow of the Company because significant costs are incurred upon closing of the transactions giving rise to such gain and the Company is required to pay income taxes on the gain on sale in the period recognized, although the Company does not receive the cash representing the gain until later periods as the related loans are repaid or otherwise collected. During the same periods, the Company received cash from financing activities of $63.4 million, $80.2 million and $6.7 million, respectively.

    The Company is required to comply with various operating and financial covenants as defined in the agreements described below, including maintaining an adjusted leverage ratio of senior debt to adjusted tangible net worth of less than 10:1, an adjusted tangible net worth greater than $50.0 million and a collateral coverage ratio of 1.2:1. The covenants in certain of the Company's sources of funding also restrict actions by the Company and its subsidiaries, including, among other things (i) the incurrence and existence of indebtedness,
(ii) the incurrence and existence of liens or other encumbrances, (iii) the payment of dividends and repurchases of capital stock, (iv) investments, loans and advances, (v) the incurrence and existence of contingent obligations, (vi) consolidations, mergers and sales of assets, (vii) the incurrence and existence of payment restrictions affecting subsidiaries, (viii) certain transactions with affiliates, (ix) changes in lines of businesses, (x) transfers of assets to subsidiaries and (xi) the incurrence and existence of negative pledges. The descriptions above of the covenants contained in the Company's credit facilities and other sources of funding does not purport to be complete and is qualified in its entirety by reference to the exhibits incorporated by reference in this Report. The continued availability of funds provided to the Company under these agreements is subject to the Company's continued compliance with these covenants. In addition, the Indenture governing the Debentures and the Debentures permit the holders of the Debentures to require the Company to purchase the Debentures upon a Change of Control (as defined in the Indenture).

    The Company's business requires continual access to short- and long-term sources of debt and equity capital. While management believes that it will be able to refinance or otherwise repay its debt in the normal course of business, there can be no assurance that existing lines of credit can be extended or refinanced or that funds generated from operations will be sufficient to satisfy such obligations.

    The Company's cash requirements may be significantly influenced by possible acquisitions or strategic alliances, although there are no present agreements with respect to any significant acquisitions or strategic alliances.

    The Company anticipates that it will need to raise additional cash in the immediate future through the issuance of additional debt or equity securities or additional bank borrowings or a combination thereof. The Company has no commitments for additional debt, equity or bank financings and there can be no assurance that any sources will be available to the Company at any given time or as to the favorability of the terms on which such sources may be available.

Credit Facilities

    Warehouse Facility. The Company borrows funds on a short-term basis to support the accumulation of loans prior to sale. These short-term borrowings are made under a warehouse line of credit with a group of banks for which CoreStates Bank N.A. ("CoreStates") serves as agent (the "Warehouse Facility"). Pursuant to the Warehouse Facility, the Company has available a secured revolving credit line of $72.0 million to finance the Company's origination or purchase of loans, pending sale to investors or for holding certain loans in its own portfolio (the "Revolving Credit Line"). The Revolving Credit Line is settled on a revolving basis in conjunction with ongoing loan sales and bears interest at a variable rate based on the prime and LIBOR rates (7.4% at December 31, 1996) based on (i) 25 basis points over the higher of either the prime rate or the federal funds rate plus 50 basis points, or (ii) LIBOR (A) divided by the result of one minus the stated maximum rate at which reserves are required to be maintained by Federal Reserve System member banks, (B) plus 175 basis points, as periodically elected by the Company. The outstanding balance of this portion of the Warehouse Facility was $66.3 million at December 31, 1996. The Revolving Credit Line extends through June 1997.

    The Warehouse Facility also permits the Company to use up to 20.0% of the Revolving Credit Line to provide subwarehouse lines of credit to certain loan correspondents from whom the Company purchases loans. In July 1995, the Company began lending funds on a short-term basis to assist in the funding of loans originated by certain of the Company's loan correspondents. Each borrowing under these subwarehouse credit lines has a term of not more than 30 days. The Company requires personal guarantees of the credit line from the principals of the related loan correspondents. At December 31, 1996, the aggregate balance of loans outstanding under this program was $14.9 million (including self-funded loans), with applications pending for an additional $19.3 million of loans.

    The Company also has a loan and security agreement with CoreStates whereby CoreStates agrees to lend the Company up to $10.0 million to fund loan originations and purchases. Borrowings under the agreement bear interest at the prime rate plus 25 basis points (8.5% at December 31, 1996) and are due upon demand. The agreement terminates on June 30, 1997. The outstanding balance under the loan and security agreement was $5.9 million at December 31, 1996.

    US Purchase Facilities and Standby Facilities. The Company has a $50.0 million loan purchase agreement (the "US Purchase Facility") with ContiTrade whereby the Company originates and then sells loans to ContiTrade and retains the right to repurchase loans at a future date for whole loan sales to institutional investors or for sales through securitizations. This agreement extends through June 1999. The aggregate principal balance of loans sold to and retained by ContiTrade at December 31, 1996 under the US Purchase Facility was $3.6 million. The Company also has a standby financing arrangement with ContiTrade (the "Conti Standby Facility") whereby ContiTrade provides the Company up to $10.0 million line of credit which is secured by the interest-only and residual certificates the Company receives upon loan sales through securitizations. As of December 31, 1996, the Company had $2.0 million available under the Conti Standby Facility. The Conti Standby Facility bears interest at a variable rate based on LIBOR plus 200 basis points (7.5% at December 31, 1996) and the agreement extends through June 1999. In October 1996, the Company entered into a $5.0 million unsecured revolving credit facility with the Bank of Boston (the "Bank of Boston Facility"). The Bank of Boston Facility bears interest at a variable rate based on the Bank of Boston Base Rate plus 50 basis points (8.75% at December 31, 1996). Advances under the Bank of Boston Facility are due on October 24, 1997. As of December 31, 1996, the outstanding balance of the unsecured revolving credit facility was $5.0 million.

    In June 1996, the Company entered into a purchase and sale agreement with Greenwich, effective as of February 2, 1996 (the "US Greenwich Facility"), with respect to mortgage loans originated or purchased by the Company in the US. Pursuant to the US Greenwich Facility, the Company sold loans to Greenwich which were subsequently included in securitizations. In addition, the Company was advanced amounts based on a percentage of the principal balance of the loans sold to Greenwich. Advanced amounts outstanding under this facility bear interest at a rate of LIBOR plus 175 basis points (7.3% at December 31, 1996). The US Greenwich Facility provided for the purchase and sale of $1.0 billion of loans. The Company and Greenwich continued to purchase and sell loans after the facility amount was exceeded through December 1996. The Company has a commitment from Greenwich to enter into agreements to provide a $3.0 billion mortgage loan financing facility at a rate of LIBOR plus 150 basis points, a $25.0 million residual financing facility at a rate of LIBOR plus 300 basis points and a $3.0 billion securitization facility, each for a term of one year, subject to execution of definitive documents satisfactory to Greenwich as well as certain other conditions. The Company and Greenwich, pending the completion of definitive documents, are operating under the terms of the US Greenwich Facility structured consistent with the new proposed arrangement, however, as a financing facility. No definitive agreement exists with respect to the new arrangement nor can any assurance be given that such an agreement will be reached. Because it is structured as a financing facility and not as a purchase and sale facility, the new arrangement with Greenwich could affect the timing of the Company's reported gain on sale, adversely affecting gain on sale in a future period if the Company fails to sell or securitize the loan origination and purchase volume for such period. The Company retains servicing rights on all loans sold pursuant to the US Greenwich Facility.

    In October 1996, the Company entered into a $100.0 million Senior Secured Credit Agreement ("Senior Secured Facility') with a group of lenders for which CIBC Wood Gundy Securities Corp. ("CIBC") serves as agent. In January 1997, the Senior Secured Facility was increased to $150.0 million. The Senior Secured Facility terminates on October 30, 1998, and carries an initial interest rate of 11.0%, increasing 0.5% on the first day of each quarter commencing July 1, 1997 up to a maximum of 15.0%. Pursuant to the Senior Secured Facility, the Company paid a 1.0% commitment fee and is required to pay (i) a 1.0% funding fee on the amount of each borrowing, (ii) extension fees of 1.0% on June 30, 1997 and 0.5% on the last day of each fiscal quarter thereafter on the amount outstanding on such dates and (iii) commitment cancellation and prepayment fees of 1.0% of the amount canceled or prepaid if terminated on or before July 1, 1997, 2.0% of the amount canceled or prepaid if terminated after July 1, 1997 but on or before April 1, 1998 and 3.0% of the amount canceled or prepaid if terminated thereafter. As of March 25, 1997, the outstanding balance under the Senior Secured Facility was $150.0 million, of which $30.0 million was used to repay an outstanding note with the Bank of Boston and $13.0 million was used to repay an outstanding note with Greenwich.

    UK Purchase Facility. In March 1996, CSC-UK entered into a mortgage loan purchase agreement with Greenwich effective as of January 1, 1996 (the "UK Greenwich Facility"), that includes a working capital facility with respect to the funding of variable rate, residential mortgage loans originated or purchased by CSC-UK in the UK and terminated a previous facility with Greenwich. Pursuant to the UK Greenwich Facility and with certain exceptions, CSC-UK sells all of the loans it originates to Greenwich which must buy such loans. CSC-UK and/or Greenwich will subsequently resell these loans through whole loan sales or securitizations. The UK Greenwich Facility includes a working capital facility pursuant to which CSC-UK is advanced amounts based on a percentage of the principal balance of loans originated or purchased by CSC-UK and sold to Greenwich, which advance may not exceed pound sterling10.0 million in the aggregate outstanding at any time. Outstanding amounts under this working capital facility bear interest at a rate of LIBOR plus 255 basis points (8.1% at December 31, 1996). This agreement expires as to the working capital facility on December 31, 2000 and as to the purchase facility on December 31, 2015. Both CSC-UK and Greenwich are prohibited from entering into substantially similar transactions with other parties. CSC-UK agreed to pay a fee to Greenwich in connection with the UK Greenwich Facility in the aggregate amount of $38.0 million evidenced by two notes bearing interest at a rate of 6.2%, $13.0 million of which was paid in December 1996 and $25.0 million of which is payable on December 15, 1997. Such fee is amortized over the life of the UK Greenwich Facility. The outstanding balance under the working capital facility portion of the UK Greenwich Facility was pound sterling10.0 million ($17.1 million) at December 31, 1996.

Convertible Debentures

    In May 1996, the Company issued $143.8 million of 6% Convertible Subordinated Debentures (the "Debentures") due 2006 convertible at any time into shares of Common Stock, currently at a conversion price of $26.25 per share, subject to adjustment. The terms of the indenture governing the Debentures do not limit the incurrence of additional indebtedness by the Company, nor do they limit the Company's ability to make payments such as dividends. During the fourth quarter of 1996, $20,000 of the Debentures were converted into shares of Common Stock. In 1997, an additional $110,000 of the Debentures have been converted into Common Stock.

Loan Sales

    The Company disposes of loans through whole loan sales when management believes that the Company is able to achieve a greater return through whole loan sales than through a securitization. In 1996, 1995 and 1994, the Company sold $73.5 million, $105.8 million and $138.0 million in whole loan sales, respectively, accounting for 5.6%, 24.8% and 100% of all loan sales in the respective periods.

         In connection with its securitizations, the Company continually seeks to improve its structures to reduce upfront costs and to maximize excess cash flow available to the Company. The Company may consider alternative securitization structures, including senior/subordinated tranches, and alternative forms of credit enhancement, such as letters of credit and surety bonds. The structure of each securitized sale of loans will depend on market conditions, costs of securitization and the availability of credit enhancement options to the Company. The Company has used, and may use in the future, pre-funding mechanisms in certain of its securitizations both as a relatively inexpensive borrowing source, as well as to hedge its interest rate exposure. The Company also uses overcollateralization accounts as a means of providing credit enhancement for its securitizations. This mechanism slows the flow of cash to the Company and causes some or all of the amounts otherwise distributable to the Company as cash flow in excess of amounts payable as current interest and principal on the securities issued in its securitizations to be deposited in an overcollateralization account for application to cover certain losses or to be released to the Company later if not so used. This temporary or permanent redirection of such excess cash flows reduces the present value of such cash flows, which are the principal component of the gain on the sale of the securitized loans recognized by the Company in connection with each securitization. See "- General - Loan Sales."

         If interest rates rise between the time the Company originates or purchases the loans and the time the loans are priced at securitization, the spread narrows, resulting in a loss in the value of the loans. In the US, to protect against such risk, the Company, from time to time, sells short United States Treasury securities. Under this strategy, there is an inverse relationship between the value of the treasury securities and the value of the loans. If interest rates increase, the value of the short position would increase, offsetting the decrease in the value of the loans. Conversely, if interest rates decrease, the value of the short position would decrease, offsetting the increase in the value of the loans. Thus, through the use of this strategy, the Company is able to stabilize its financing cost. Before employing this strategy, the Company performs an analysis of its loans taking into account, among other things, interest rates and maturities to determine the amount, type, duration and proportion of each treasury security to sell short so that such risk is more effectively managed. The Company executes the short sale of the treasury securities with a large, reputable securities firm and uses the proceeds received to acquire treasury securities under repurchase agreements.

         The Company also reduces its interest rate risk for its US securitizations by employing, from time to time, a pre-funding strategy. Under this strategy, the Company securitizes a portion of its loans held for sale while selling future loans in a pre-funded securitization. In a pre-funded securitization, the principal amount of the asset-backed securities issued in the securitization exceeds the principal balance of loans initially delivered to the securitization trust. The proceeds from the pre-funded portion are held in trust earning money market yields until released upon delivery of additional loans. The Company agrees to deliver additional loans into the securitization trust in an aggregate amount equal to the excess of the principal balance of the asset-backed securities over the principal balance of the loans initially delivered. In pre-funded securitizations, the Company predetermines the borrowing costs with respect to loans it subsequently purchases and delivers into the securitization trust. However, the Company incurs an expense in pre-funding securitizations equal to the difference between the money market yields earned on the proceeds held in trust prior to the subsequent delivery of loans and the interest rate paid on the asset-backed securities.

         The Company derives a significant portion of its income by recognizing gains upon the sale of loans through securitizations based on the fair value of the interest-only and residual certificates that the Company receives upon the sale of loans through securitizations in the US and the value of mortgage servicing receivables recognized through UK securitizations and on sales into loan purchase facilities. In loan sales through US securitizations, the Company sells loans that it has originated or purchased to a REMIC trust for a cash purchase price and interests in such REMIC trust consisting of interest-only regular interest and the residual interest which are represented by the interest-only and residual certificates. The cash purchase price is raised through an offering by the REMIC trust of pass-through certificates representing regular interests in the REMIC trust. Following the securitization, the purchasers of the pass-through certificates receive the principal collected and the investor pass-through interest rate on the principal balance, while the Company recognizes as current revenue the fair value of the interest-only and residual certificates.

         In its UK securitizations, the Company acquires an uncertificated residual interest, carried on the Company's balance sheet as mortgage servicing receivables, in the excess cash flows generated by such securitizations. Following the sale of UK loans into securitizations, the Company retains no control over the loans sold and has no control over the borrowers' performance under such loans and no control over the ability to realize prepayments calculated using the Rule of 78s or interest rates in excess of the concessionary rate. Accordingly, even though under the terms of the Company's UK securitizations, the Company is entitled to such prepayments and interest in excess of the concessionary rate, there can be no assurance that such prepayments or excess interest can be achieved. In addition, in the event of a forced sale, any proceeds would be distributed first to pay related enforcement expenses, then to pay any aggregate outstanding concessionary interest and then to pay the holders of the senior interests, before any proceeds were available to pay the holder of the residual interests.

         In the case of a UK securitization, or the sale of loans into a purchase facility, the Company recognizes as a gain the value of the excess mortgage servicing receivable retained. In addition, since it adopted SFAS No. 122, "Accounting for Mortgage Servicing Rights" in October 1995, the Company also recognizes as an asset the capitalized value of mortgage servicing rights (including normal servicing and other ancillary fees) as a mortgage servicing receivable based on their fair values. The fair value of these assets is determined based on various economic factors, including loan types, sizes, interest rates, dates of origination, terms and geographic locations. The Company also uses other available information applicable to the types of loans the Company originates and purchases (giving consideration to such risks as default and collection) such as reports on prepayment rates, interest rates, collateral value, economic forecasts and historical default and prepayment rates of the portfolio under review. The Company estimates the expected cash flows that it will receive over the life of a portfolio of loans. These expected cash flows constitute the excess of the interest rate payable by the obligors of loans over the interest rate passed through to the purchaser, less applicable recurring fees and credit losses. The Company discounts the expected cash flows at a discount rate that it believes is consistent with the required risk-adjusted rate of return to an independent third party purchaser of the interest-only and residual certificates or mortgage servicing receivables. As of December 31, 1996, the Company's balance sheet reflected the fair value of interest-only and residual certificates and mortgage servicing receivables of $103.2 million and $242.9 million, respectively.

         The UK non-conforming lending industry is a very fragmented, underserved market and, therefore, lacks published industry information on other portfolios that would aid in developing the Company's prepayment models. As a result, the Company's gain on sale assumptions have been based on CSC-UK's historical operating experience since its inception in May 1995, as well as on the performance of portfolios originated and serviced by an entity formerly operated by the managing directors of CSC-UK. The Company believes these additional portfolios serve as an appropriate model to use in determining its assumptions because the loans that comprise such portfolios are similar to the loans originated by the Company in that both portfolios consist of loans that are (i) non-conforming, (ii) primarily in first lien position and (iii) at relatively low loan-to-value ratios. With respect to the Company's typical UK loan product that provides for prepayments based on the Rule of 78s, during 1996 and 1995, the Company recorded a gain on sale of approximately 40% of which gain approximately half was contributed from assumed prepayment interest. The calculation assumes prepayment rates on an annualized basis of the then outstanding principal balance of the loan pool of 7.5% in year one, 15% in year two, 20% in year three and 25% in year four and thereafter. The actual prepayment rates for such loans during 1996 and 1995 approximated 7.9%. For comparison, the prepayment rate during such periods on the Company's US loans approximated 16%. In addition, such calculation assumes a loss rate of 1.8% per annum on the outstanding principal balance of the underlying mortgage loans calculated from the date of inception of the securitization. On such loans, the Company also assumes that 70.0% of the borrowers will pay interest at the concessionary rate. This assumption yields an effective interest rate on such loans of approximately 16.4% which is consistent with the Company's actual weighted average interest rate on such loans in the UK loan portfolio at December 31, 1996 and 1995.

    Realization of the value of these interest-only and residual certificates and mortgage servicing receivables in cash is subject to the prepayment and loss characteristics of the underlying loans and to the timing and ultimate realization of the stream of cash flows associated with such loans. If actual experience differs from the assumptions used in the determination of the asset value, future cash flows and earnings could be negatively affected and the Company could be required to write down the value of its interest-only and residual certificates and mortgage servicing receivables. In addition, if prevailing interest rates rose, the required discount rate might also rise, resulting in impairment of the value of the interest-only and residual certificates and mortgage servicing receivables. See "Business -- Loan Sales -- Securitizations."


ACCOUNTING CONSIDERATIONS

    On January 1, 1997, the Company adopted SFAS No. 125, "Accounting for Transfer and Servicing of Financial Assets and Extinguishment of Liabilities." SFAS No. 125 addresses the accounting for all types of securitization transactions, securities lending and repurchase agreements, collateralized borrowing arrangements and other transactions involving the transfer of financial assets. SFAS No. 125 distinguishes transfers of financial assets that are sales from transfers that are secured borrowings. SFAS

No. 125 is generally effective for transactions that occur after December 31, 1996, and it is to be applied prospectively. SFAS No. 125 will require the Company to allocate the total cost of mortgage loans sold to the mortgage loans sold (servicing released), retained certificates and servicing rights based on their relative values. The pronouncement also will require the Company to provide additional disclosure about the retained certificates. The adoption of SFAS No. 125 will not have a material impact on the Company's gain on sale from securitizations as they are currently structured; however, there can be no assurance that SFAS No. 125 will not have a material adverse effect on future securitization structures the Company may employ, reduce the Company's gain on sale of loans in the future or otherwise adversely affect the Company's results of operations or financial condition.

    In February 1997, the FASB issued SFAS No. 128, "Earnings per Share" which simplifies the standards for computing earnings per share previously found in APB No. 15, "Earnings per Share" and makes them comparable to international earnings per share standards. SFAS No. 128 is effective for historical statements issued for periods ending after December 15, 1997. The Company has not completed its analysis of this statement.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         Index to Financial Statements

                                                                           PAGE
                                                                           ----
Cityscape Financial Corp. Financial Statements:

   Report of Independent Auditors by KPMG Peat Marwick LLP...............   55

   Report of Independent Auditors by BDO Stoy Hayward,
      Registered Auditors................................................   56

   Consolidated Statements of Financial Condition at December 31, 1996
      and 1995...........................................................   57

   Consolidated Statements of Operations for the years ended
      December 31, 1996, 1995 and 1994...................................   58

   Consolidated Statements of Stockholders' Equity for the years ended
      December 31, 1996, 1995 and 1994...................................   59

   Consolidated Statements of Cash Flows for the years ended
      December 31, 1996, 1995 and 1994...................................   60

   Notes to Consolidated Financial Statements............................   61

J&J Securities Limited Financial Statements:

   Report of Independent Auditors by BDO Stoy Hayward,
      Registered Auditors................................................   80

   Statements of Financial Condition at March 31, 1996 (unaudited)
      and September 30, 1995 and 1994....................................   81

   Statements of Operations for the six months ended March 31, 1996 and 1995 (unaudited) and the years ended September 30, 1995,
      1994 and 1993......................................................   82

   Statements of Stockholders' Equity for the six months ended March 31,
      1996 (unaudited) and the years ended September 30, 1995, 1994
      and 1993...........................................................   83

   Statements of Cash Flows for the six months ended March 31, 1996 and 1995 (unaudited) and the years ended September 30, 1995,
      1994 and 1993......................................................   84

   Notes to Financial Statements.........................................   85

Greyfriars Group Limited (formerly known as Heritable Finance Limited)
   Financial Statements:

   Report of Independent Auditors by KPMG, Registered Auditors...........   89

   Consolidated Statements of Financial Condition at March 31, 1996
      (unaudited) and December 31, 1995 and 1994.........................   90

   Consolidated Statements of Operations for the three months ended
      March 31, 1996 and 1995 (unaudited) and the years ended
      December 31, 1995, 1994 and 1993...................................   91

   Consolidated Statements of Stockholders' Equity for the three months ended March 31, 1996 (unaudited) and the years ended December 31,
      1995, 1994 and 1993................................................   92

   Consolidated Statements of Cash Flows for the three months ended
      March 31, 1996 and 1995 (unaudited) and the years ended
      December 31, 1995, 1994 and 1993...................................   93

   Notes to Consolidated Financial Statements............................   94

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Cityscape Financial Corp.:

         We have audited the accompanying consolidated statements of financial condition of Cityscape Financial Corp. and Subsidiary (the "Company") as of December 31, 1996 and 1995 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the 1995 financial statements of City Mortgage Corporation Limited, a wholly-owned subsidiary, which statements reflect total assets constituting 12 percent and total revenues constituting 26 percent of the related consolidated totals as of and for the year ended December 31, 1995. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for City Mortgage Corporation Limited, is based solely on the report of the other auditors.

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

         In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996 in conformity with generally accepted accounting principles.

                                                           KPMG Peat Marwick LLP
New York, New York
February 28, 1997

                        CITY MORTGAGE CORPORATION LIMITED

                             REPORT OF THE AUDITORS



To the shareholders of City Mortgage Corporation Limited.

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


BDO STOY HAYWARD
Chartered Accountants
 and Registered Auditors
London
27 March 1996

                           CITYSCAPE FINANCIAL CORP.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                          December 31,
                                                -------------------------------
                                                     1996           1995
                                                -------------      ------------
ASSETS
 Cash and cash equivalents ................     $  2,107,285       $  3,598,549
 Cash held in escrow ......................       15,038,729          5,920,118
 Securities purchased under agreements
  to resell ...............................      154,176,608                 --
 Available-for-sale securities ............       14,618,194                 --
 Mortgage servicing receivables ...........      242,895,313         24,561,161
 Trading securities .......................      103,199,936         15,571,455
 Accrued interest receivable ..............        1,353,274            555,031
 Accounts receivable ......................        4,387,388            604,577
 Prepaid commitment fees ..................       35,917,000                 --
 Mortgage loans held for sale, net ........      102,222,184         73,852,293
 Mortgage loans held for investment, net ..        8,270,618          1,024,204
 Real estate owned, net ...................          220,782            141,266
 Credit enhancement deposits ..............       35,082,000                 --
 Equipment and leasehold improvements,
  net .....................................       13,947,037          2,380,571
 Investment in partnership ................               --            758,315
 Goodwill .................................       47,466,835         19,258,011
 Other assets .............................       29,299,176          4,293,430
                                                ------------       ------------
Total assets ..............................     $810,202,359       $152,518,981
                                                ============       ============

LIABILITIES
 Warehouse financing facilities ...........     $ 89,434,291       $ 74,901,975
 Securities sold but not yet purchased ....      152,862,526                 --
 Accounts payable and other liabilities ...       50,244,387         16,410,833
 Allowance for losses .....................       33,715,614          2,130,954
 Income taxes payable .....................       56,896,337          1,204,803
 Standby financing facility ...............        7,966,292            771,361
 Notes and loans payable ..................      136,520,719                 --
 Convertible subordinated debentures ......      143,730,000                 --
                                                ------------       ------------
Total liabilities .........................      671,370,166         95,419,926
                                                ------------       ------------

STOCKHOLDERS' EQUITY
 Preferred stock, $0.1 par value, 5,000,000
  shares authorized; no shares issued and
  outstanding .............................               --                 --
 Common stock, $0.1 par value; 50,000,000
  shares authorized; 29,649,133 and
  28,900,732 issued and outstanding at
  December 31, 1996 and 1995,
  respectively ............................          296,491            289,007
 Additional paid-in capital ...............       57,782,609         44,838,143
 Foreign currency translation adjustment,
  net of taxes ............................        9,765,137             (6,219)
 Unrealized gain on available-for-sale
  securities, net of taxes ................        8,328,950                 --
 Retained earnings ........................       62,659,006         11,978,124
                                                ------------       ------------
Total stockholders' equity ................      138,832,193         57,099,055
                                                ------------       ------------

COMMITMENTS AND CONTINGENCIES
Total liabilities and stockholders'
 equity ..................................      $810,202,359       $152,518,981
                                                ============       ============

          See accompanying notes to consolidated financial statements

                           CITYSCAPE FINANCIAL CORP.
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                        FOR THE YEAR ENDED DECEMBER 31,
                                                -------------------------------------------------
                                                    1996               1995             1994
                                                -------------      -------------      -----------
REVENUES
 Gain on sale of loans                           $156,252,290       $38,198,121        $5,691,165
 Mortgage origination income                        2,791,534         2,963,444         2,551,679
 Interest                                          29,303,781         6,705,675         1,899,684
 Servicing income                                   3,750,348           777,066           414,173
 Earnings from partnership interest                   753,663           481,789           391,000
 Other                                              6,363,927           384,543           226,758
                                                 ------------       -----------       -----------
Total revenues                                    199,215,543        49,510,638        11,174,459
                                                 ------------       -----------       -----------

EXPENSES
 Salaries and employee benefits                    40,851,642        12,165,225         4,279,823
 Interest expense                                  20,223,755         4,610,186         1,563,428
 Selling expenses                                  23,889,544         2,895,113           588,029
 Other operating expenses                          25,367,110         6,581,244         2,889,720
 Amortization of goodwill                           3,775,176           493,794                --
                                                 ------------       -----------       -----------
Total expenses                                    114,107,227        26,745,562         9,321,000
                                                 ------------       -----------       -----------
 Earnings before minority interest,
  income taxes and extraordinary item              85,108,316        22,765,076         1,853,459
 Minority interest                                        --          2,379,235                --
                                                 ------------       -----------       -----------
 Earnings before income taxes and
  extraordinary item                               85,108,316        20,385,841         1,853,459
 Provision for income taxes                        34,427,434         8,515,233         1,450,000
                                                 ------------       -----------       -----------
 Earnings before extraordinary item                50,680,882        11,870,608           403,459
 Loss from extinguishment of debt,
  net of taxes                                             --           295,943                --
                                                 ------------       -----------       -----------
 Net earnings                                    $ 50,680,882       $11,574,665       $   403,459
                                                 ============       ===========       ===========

PRIMARY EARNINGS PER SHARE OF
 COMMON STOCK (1):
  Before extraordinary item                             $1.66            $ 0.50             $0.02
  Extraordinary item                                       --             (0.01)               --
                                                 ------------       -----------       -----------
 Net earnings per share                                 $1.66            $ 0.49             $0.02
                                                 ============       ===========       ===========

FULLY DILUTED EARNINGS PER SHARE OF
 COMMON STOCK                                           $1.59               N/A               N/A
                                                 ============       ===========       ===========

Weighted average number of shares
 outstanding and common stock equivalents(1):
 Primary                                           30,537,539        23,838,000        20,560,944
                                                 ============       ===========       ===========
Fully diluted                                      34,152,924               N/A               N/A
                                                 ============       ===========       ===========

(1) All amounts have been restated to reflect the 100% stock dividends paid in September 1995 and July 1996.


          See accompanying notes to consolidated financial statements.

                           CITYSCAPE FINANCIAL CORP.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              For the Years Ended December 31, 1996, 1995 and 1994

                                                                  ADDITIONAL
                                         COMMON                    PAID-IN    TRANSLATION  UNREALIZED  RETAINED
                                         SHARES(1)   AMOUNT(1)    CAPITAL(1)   ADJUSTMENT     GAIN     EARNINGS       TOTAL
                                        -----------  ---------- ------------ ------------- ----------- ------------   --------
Balance at December 31, 1993...........   20,000,480  $  200,004  $  825,400   $     --     $    --   $ 1,372,875    $ 2,398,279
 Reclassification of S corporation
 earnings..............................           --          --   1,372,875         --          --   ( 1,372,875)            --
 Issuance of common stock warrants.....           --          --     225,000         --          --            --        225,000
 Issance of common stock...............      214,500       2,145     147,855         --          --            --        150,000
 Net earnings..........................           --          --          --         --          --       403,459        403,459
                                         -----------  ----------   ---- -----   --------    --------    ----------    -----------
Balance at December 31, 1994...........   20,214,980     202,149   2,571,130         --          --       403,459      3,176,738
 Issuance of common stock..............    5,085,752      50,858  20,680,513         --          --            --     20,731,371
 UK Acquisition........................    3,600,000      36,000  21,586,500         --          --            --     21,622,500
 Foreign currency translation
 adjustment, net of taxes..............           --          --          --     (6,219)         --            --         (6,219)

 Net earnings...........................          --          --          --         --          --    11,574,665     11,574,665
                                         -----------  ----------  ----------    --------  ---------    ----------   ------------
Balance at December 31, 1995............  28,900,732     289,007  44,838,143     (6,219)         --    11,978,124     57,099,055
 Unrealized gain on available-for-sale
  securities, net of taxes..............          --          --          --         --   8,328,950            --      8,328,950
 Issuance of common stock...............     101,039       1,010     672,246         --          --            --        673,256
 J&J Acquisition........................     548,000       5,480   9,789,164         --          --            --      9,794,644
 Greyfriars Acquisition.................      99,362         994   2,483,056         --          --            --      2,484,050
 Foriegn currency translation
 adjustment, net of taxes...............          --          --          --  9,771,356          --            --      9,771,356
 Net earnings...........................          --          --          --         --          --    50,680,882     50,680,882
Balance at December 31, 1996............  ----------  ---------- ----------- ----------  ----------   -----------   ------------
                                          29,649,133  $  296,491 $57,782,609 $9,765,137  $8,328,950   $62,659,006   $138,832,193
                                          ==========  ==========  ==========  =========  ==========   ===========   ============


(1) All amounts have been restated to reflect the 100% stock dividends paid in September 1995 and July 1996.

          See accompanying notes to consolidated financial statements.

                           CITYSCAPE FINANCIAL CORP.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                    For the Year Ended December 31,
                                                                        ---------------------------------------------------------
                                                                               1996              1995               1994
                                                                        ------------------     -------------    -----------------
Cash flows from operating activities:
 Net earnings ................................................          $    50,680,882        $  11,574,665     $     403,459
  Adjustments to reconcile net earnings
   to net cash used in operating activities:
   Depreciation and amortization..............................                9,463,244              801,780           126,195
   Income taxes payable ......................................               19,122,922              (23,197)        1,205,000
   Earnings from partnership interest ........................                 (753,663)            (481,789)         (391,000)
   Unrealized gain on securities .............................                 (429,688)                  --                --
   Increase in mortgage servicing receivables ................             (166,865,152)          (24,561,161)              --
   Increase in trading securities ............................              (87,628,481)          (15,571,455)              --
   Provision for losses ......................................               31,584,660             2,130,954          282,210
   Net purchases of securities under agreement to resell .....             (153,796,920)                   --               --
   Proceeds from securities sold but not yet purchased .......              152,862,526                    --               --
   Increase in accrued interest receivable ...................                 (798,243)             (206,124)        (113,423)
   Proceeds from sale of mortgages ...........................            1,528,266,000           401,716,611      147,999,989
   Mortgage origination funds disbursed ......................           (1,510,507,760)         (459,258,490)    (154,410,000)
   Increase in credit enhancement deposits ...................              (35,082,000)                   --               --
   Other, net ................................................               (1,657,632)            7,857,401         (484,891)
                                                                        ---------------        --------------    -------------
Net cash used in operating activities ........................             (165,539,305)          (76,020,805)      (5,382,461)
                                                                        ---------------        --------------    -------------

Cash flows from investing activities:
 Acquisition of J&J and Greyfriars............................              (89,143,306)                   --               --
 Purchases of equipment ......................................              (12,341,647)           (1,941,417)        (226,244)
 Net (advances to) distributions from partnership ............                1,099,488               428,474         (114,000)
 Increase in real estate owned ...............................                  (79,516)              (11,266)        (130,000)
 Proceeds from sale of acquired J&J and Greyfriars
  portfolios .................................................              201,141,000                    --               --
                                                                        ---------------        --------------    -------------
Net cash provided by (used in) investing activities ..........              100,676,019            (1,524,209)        (470,244)
                                                                        ---------------        --------------    -------------
Cash flows from financing activities:
 Increase in warehouse facility ..............................               14,532,316            60,221,540        4,715,157
 Increase in standby financing facility ......................                7,194,931               771,361               --
 Proceeds from notes and loan payable ........................              144,520,719                    --               --
 Repayment of notes and loans payable ........................              (46,000,000)                   --               --
 Proceeds from issuance of convertible .......................
  subordinated debentures ....................................              136,060,800                    --               --
 Proceeds (redemption) of subordinated debentures ............                       --            (2,000,000)       1,800,000
 Net proceeds from issuance of common stock in CSC-UK ........                       --               500,000               --
 Net proceeds from issuance of common stock ..................                  653,256            20,731,371          150,000
 Repayment of acquisition debt ...............................             (193,590,000)                   --               --
                                                                        ---------------        --------------    -------------
Net cash provided by financing activities.....................               63,372,022            80,224,272        6,665,157
                                                                        ---------------        --------------    -------------

Net increase (decrease) in cash and cash equivalents .........               (1,491,264)            2,679,258          812,452
 Cash and cash equivalents at beginning of the year ..........                3,598,549               919,291          106,839
                                                                        ---------------        --------------    -------------
 Cash and cash equivalents at end of the year ................          $     2,107,285        $    3,598,549    $     919,291
                                                                        ===============        ==============    =============

Supplemental disclosure of cash flow
 information:
 Income taxes paid during the year ..........................           $    19,711,577        $   9,049,002     $     245,000
                                                                        ===============        =============     =============
 Interest paid during the year ..............................           $    12,856,958        $   6,705,675     $   1,439,075
                                                                        ===============        =============     =============



          See accompanying notes to consolidated financial statements.

                            CITYSCAPE FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1996, 1995 AND 1994

1.  ORGANIZATION

         Cityscape Financial Corp. ("Cityscape" or the "Company") is a consumer finance company that, through its wholly-owned subsidiary, Cityscape Corp. ("CSC"), engages in the business of originating, purchasing, selling and servicing mortgage loans secured primarily by one- to four-family residences. The majority of the Company's loans are made to owners of single family residences who use the loan proceeds for such purposes as debt consolidation, financing of home improvements and educational expenditures, among others. In the US, the Company is licensed or registered to do business in 42 states and the District of Columbia. The Company commenced operations in the United Kingdom in May 1995 with the formation of City Mortgage Corporation Limited ("CSC-UK"), an English corporation that originates, sells and services loans in England, Scotland and Wales in which the Company initially held a 50% interest and subsequently purchased the remaining 50% (see Note 2). CSC-UK had no operations and no predecessor operations prior to May 1995.

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

         The figures for the year ended December 31, 1994 include the results of both the Company and CSC for the full year.

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

         In May 1995, the Company and three principals of a privately held UK-based mortgage lender formed CSC-UK. CSC-UK operates in the United Kingdom (excluding Northern Ireland, the "UK"), and lends to individuals who are unable to obtain mortgage financing from conventional mortgage sources such as banks and building societies ("Conventional UK Lenders") because of impaired or unsubstantiated credit histories and/or unverifiable income. On September 29, 1995, the Company entered into an agreement with the three other shareholders of CSC-UK to acquire their 50% interest in CSC-UK not then owned by the Company through the issuance of 3,600,000 shares of the Company's Common Stock valued at $21.6 million (the "UK Acquisition"). The UK Acquisition was completed as of September 30, 1995. The UK Acquisition resulted in the recognition of $19.7 million of goodwill which is being amortized using the straight-line method over a life of ten years. In addition to the goodwill, the Company acquired assets of $9.0 million, consisting primarily of mortgage servicing receivables and assumed $4.1 million of liabilities. The UK Acquisition was accounted for as a purchase transaction. No additional fair market value was assigned to the net assets received in the UK Acquisition.

         In April 1996, CSC-UK acquired all the outstanding capital stock of J&J Securities Limited, a London-based mortgage lender ("J&J"), in exchange for (pound)15.3 million ($23.3 million based on the Noon Buying Rate on the date of such acquisition) in cash and 548,000 shares of Common Stock valued at $9.8 million based upon the closing price of the Common Stock on the date of such acquisition less a discount for restrictions on the resale of such stock and incurred closing costs of $788,000 (the "J&J Acquisition"). J&J provides primarily second lien mortgage loans to UK borrowers who, similar to the Company's UK borrowers, are unable or unwilling to obtain mortgage financing from Conventional UK Lenders. Pursuant to the J&J Acquisition, the Company acquired assets with a fair value of $73.8 million consisting primarily of mortgage loans of $73.0 million (inclusive of the $21.8 million value assigned to the acquired mortgage servicing rights), and assumed liabilities with a fair value of $45.1 million. The J&J Acquisition resulted in the recognition of $5.2 million of goodwill, which is being amortized using the straight-line method over a life of ten years. Restructuring charges of $250,000 were recorded in connection with the J&J Acquisition and have been included as a component of the fair value of the liabilities assumed in such acquisition. These charges represent the costs to integrate J&J's operations into CSC-UK's operations, consisting primarily of (i) costs incurred to relocate J&J's operations to CSC-UK's headquarters and (ii) employee severance costs. The integration and relocation of J&J's operations are intended to provide greater efficiencies due to the consolidation of the operations. From the inception of the restructuring plan to December 31, 1996, there have been staff reductions of approximately 20 former J&J employees at a cost of approximately $96,000. Additionally, approximately $89,000 of costs related to vacated properties under lease have been incurred through December 31, 1996.

         In June 1996, CSC-UK acquired all of the outstanding capital stock of Greyfriars Finance Limited, a mortgage lender based in Reading, England (formerly known as Heritable Group Limited and referred to herein as "Greyfriars"), in exchange for (pound)41.8 million ($64.1 million based on the Noon Buying Rate on the date of such acquisition) in cash and 99,362 shares of Common Stock valued at $2.5 million based upon the closing price of the Common Stock on the date of such acquisition and incurred closing costs of $2.3 million (the "Greyfriars Acquisition"). Greyfriars provides mortgage loans to borrowers that generally have higher quality credit profiles than the Company's typical UK borrowers. Pursuant to the Greyfriars Acquisition, the Company acquired assets with a fair value of $225.4 million, consisting primarily of mortgage loans of $221.2 million (inclusive of the $29.2 million value assigned to the acquired mortgage servicing rights), and assumed liabilities with a fair value of $181.9 million. The Greyfriars Acquisition resulted in the recognition of $25.4 million of goodwill, which is being amortized using the straight-line method over a life of ten years. Restructuring charges of $4.8 million were recorded in connection with the Greyfriars Acquisition and have been included as a component of the fair value of the liabilities assumed in such acquisition. These charges represent the costs in integrate Greyfriars' operations into CSC-UK's operations, consisting primarily of (i) costs incurred to relocate Greyfriars' operations to CSC-UK's headquarters including establishing reserves for leases on premises to be vacated as part of this relocation and (ii) employee severance costs. The integration and relocation of Greyfriars' operations are intended to provide greater efficiencies due to the consolidation of the operations. From the inception of the restructuring plan to December 31, 1996, there have been staff reductions of approximately 43 former Greyfriars employees at a cost of approximately $383,000. Additionally, approximately $139,000 of costs related to vacated properties under lease have been incurred through December 31, 1996. Relocation costs of approximately $589,000 have also been incurred through December 31, 1996.

         The following pro forma information illustrates the estimated effects of the CSC-UK Acquisition as if such transaction were consummated at May 2, 1995, and the J&J Acquisition and Greyfriars Acquisition as if such transactions were consummated at January 1, 1995:

                                                      1996           1995
                                                      ----           ----
                                              (in thousands, except per share data)

Total revenues             As reported             $ 199,215         $ 49,511
                           Pro forma                 203,753           61,451

Earnings before            As reported             $  50,681         $ 11,871
    extraordinary item     Pro forma                  47,528            7,855

Primary earnings           As reported             $    1.66         $   0.49
    per share              Pro forma                    1.52             0.29

Fully diluted earnings     As reported             $    1.59            N/A
    per share              Pro forma                    1.47            N/A


3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

         The consolidated financial statements of the Company include the accounts of CSC and its wholly owned subsidiaries. The consolidated statements of operations include the accounts of CSC-UK with a corresponding minority interest for the earnings from May 2, 1995 to September 29, 1995, representing the 50% interest not held by the Company during this period. All significant intercompany balances and transactions have been eliminated in consolidation. The CSC Acquisition, the UK Acquisition, the J&J Acquisition, and the Greyfriars Acquisition have been accounted for under the purchase method of accounting and, more specifically with respect to the CSC Acquisition only, a "reverse acquisition" as described in Note 2 above.

Revenue Recognition

         Gains and losses on sale of mortgage loans are recognized when mortgage loans are sold to investors. The Company primarily sells loans on a non-recourse basis, at a price above the face value of the loan. Gain on the sale of loans is recorded on the settlement date. Included in gain on sale of loans is the present value of the differential between the interest rate payable by an obligor on a loan over the interest rate passed through to the purchaser acquiring an interest in such loan, less applicable recurring fees including the costs of credit enhancements and trustee fees and, in the case of CSC-UK loans sold prior to January 1, 1996, a third party investment bank's significant participation in the cash flows associated with such loans. In the case of a UK securitization, or a sale into a loan purchase facility, the Company records a mortgage servicing receivable.

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

         Included in the gain on sale of loans is gain on US securitizations representing the fair value of the interest-only and residual certificates received by the Company which are reflected as trading securities. Gains on sales from securitization represents the difference between the proceeds received from the trust plus the fair value of the interest-only and residual certificates less the carrying value of the loans sold. Fair value of these certificates is determined based on various economic factors, including loan types, sizes, interest rates, dates of origination, terms and geographic locations. The Company also uses other available information such as reports on prepayment rates, collateral value, economic forecasts and historical default and prepayment rates of the portfolio under review. The Company reviews these factors and, if necessary, adjusts the remaining asset to the fair value of the interest-only and residual certificates, pursuant to SFAS No. 115.

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

         Servicing income includes servicing fees, prepayment fees and late payment charges earned for servicing mortgage loans owned by investors. All fees and charges are recognized into income when collected.

Cash and Cash Equivalents

         Cash and cash equivalents consist of cash on hand and money market funds. Such funds are deemed to be cash equivalents for purposes of the statements of cash flows.

Interest Rate Risk Management

         From time to time, to manage interest rate risk on loan originations, the Company sells short United States Treasury securities which approximately match the duration of the mortgage loans held for sale and invests the proceeds in securities purchased under agreements to resell.

         Securities sold but not yet purchased are recorded at trade date and are initially carried at their sale amount. At the financial statement date, the securities are marked to market, and any resultant gain or loss is recognized in income as a component of the gain on sale of loans. Interest expense on the securities sold but not yet purchased is recorded as incurred.

         Securities purchased under agreements to resell are recorded at trade date and are carried at the amounts at which the securities will be resold, plus accrued interest income.

Available-for-Sale Securities

         Available-for-sale securities are reported on the Statement of Financial Condition at fair market value with any corresponding change in value reported as an unrealized gain or loss (if assessed to be temporary) as an element of stockholders' equity after giving effect for taxes.

Mortgage Servicing Rights

         Effective October 1, 1995, the Company adopted SFAS No. 122, "Accounting for Mortgage Servicing Rights." The Statement amends SFAS No. 65 to require that a mortgage banking enterprise recognize as separate assets the rights to service mortgage loans for others, however those servicing rights are acquired. The Statement requires the assessment of capitalized mortgage servicing rights for impairment to be based on the current fair value of those rights. Mortgage servicing rights are amortized in proportion to and over the period of the estimated net servicing income.

Mortgage Loans Held for Sale, Net

         Mortgage loans held for sale, net, are reported at the lower of cost or market value, determined on an aggregate basis. Market value is determined by current investor yield requirements in accordance with Statement of Financial Accounting Standards ("SFAS") No. 65 "Accounting for Certain Mortgage Banking Activities." There was no allowance for market losses on mortgage loans held for sale at December 31, 1996 and 1995, respectively.

Mortgage Loans Held for Investment, Net

         In May 1993, the Financial Accounting Standards Board ("FASB") issued SFAS No. 114, "Accounting by Creditors for Impairment of a Loan." SFAS No. 114 requires lenders to measure the impairment based on the present value of expected future cash flows discounted at the loan's effective interest rate. As an alternative approach, SFAS No. 114 permits recognition of impairment based on an observable market price for the loan or on the fair value of the collateral of the loan if the loan is collateral dependent. An allowance for loan losses is to be maintained if the measure of the impaired loan is less than its recorded value.

         SFAS No. 114 was amended by SFAS No. 118 which allows for existing income recognition practices to continue. As required, the Company adopted these standards effective January 1, 1995, with no material impact on the financial statements.

Real Estate Owned, Net

         Real estate owned consists of real estate acquired through foreclosure or deed-in-lieu of foreclosure on defaulted loan receivables. These properties are carried at the lower of fair values less estimated selling costs or the acquisition cost of the properties.

Equipment and Leasehold Improvements, Net

         Equipment and leasehold improvements, net, are stated at original cost less accumulated depreciation and amortization. Depreciation is computed principally by using the straight-line method based on the estimated lives of the depreciable assets.

         Expenditures for maintenance and repairs are charged directly to the appropriate operating account at the time the expense is incurred. Expenditures determined to represent additions and betterments are capitalized. Cost of assets sold or retired and the related amounts of accumulated depreciation are eliminated from the accounts in the year of sale or retirement. Any resulting profit or loss is reflected in the statement of earnings.

Deferred Debt Issuance Costs

         The Company capitalizes costs incurred related to the issuance of long-term debt. These costs are deferred and amortized on a straight-line basis over the life of the related debt and recognized as a component of interest expense.

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


Foreign Currency Translation, Net of Taxes

         The Company reflects the results of CSC-UK in accordance with SFAS No. 52, "Foreign Currency Translation." To the extent there are foreign currency translation gains or losses, such gains or losses are considered unrealized and are recorded and reported net of taxes as a separate component of stockholders' equity.


Goodwill Amortization

         The Company recognizes goodwill for the purchase price in excess of the fair market value of net assets acquired in a business combination accounted for as a purchase transaction. Goodwill is amortized as an expense on a straight-line basis over a period of ten years. The carrying value of goodwill is analyzed quarterly by the Company based upon the expected revenue and profitability levels of the acquired enterprise to determine whether the value and future benefit may indicate a decline in value. If the Company determines that there has been a decline in the value of the acquired enterprise, the Company writes down the value of the goodwill to the revised fair value.

Earnings Per Share

         Primary earnings per share are based on the net earnings applicable to Common Stock divided by the weighted average number of Common Stock and Common Stock equivalents outstanding during the period, after giving effect to a 100% stock dividends effected in September 1995 and July 1996 (see Note 19). Fully diluted earnings per share are based on the net earnings applicable to Common Stock adjusted for the after-tax interest expense on the Convertible Debentures, divided by the weighted average number of Common Stock and Common Stock equivalents outstanding during the period increased by the assumed conversion of the Convertible Debentures into shares of Common Stock.

Reclassifications

         Certain amounts in the statements have been reclassified to conform with the 1996 classifications.

Use of Estimates

         The preparation of financial statements in conformity with generally accepted accounting principals requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

New Accounting Pronouncements

         On January 1, 1997, the Company adopted SFAS No. 125, "Accounting for Transfer and Servicing of Financial Assets and Extinguishment of Liabilities." SFAS No. 125 addresses the accounting for all types of securitization transactions, securities lending and repurchase agreements, collateralized borrowing arrangements and other transactions involving the transfer of financial assets. SFAS No. 125 distinguishes the transfers of financial assets that are sales from transfers that are secured borrowings. SFAS No. 125 is generally effective for transactions that occur after December 31, 1996, and it is applied prospectively. SFAS No. 125 will require the Company to allocate the total cost of mortgage loans sold to the mortgage loans sold (servicing released), retained certificates and servicing rights based on their relative values. The pronouncement also will require the Company to provide additional disclosure about the retained certificates in its securitizations and to account for these assets at fair value in accordance with SFAS No. 115. The Company does not believe that SFAS No. 125 will have a material effect on the Company's securitizations as currently structured; however, there can be no assurance that SFAS No. 125 will not have a material adverse effect on future securitization structures the Company may employ, reduce the Company's gain on sale of loans in the future or otherwise adversely affect the Company's results of operations or financial condition.

         In February 1997, the FASB issued SFAS No. 128, "Earnings per Share," which simplifies the standards for computing earnings per share previously found in APB No. 15, "Earnings per Share" and makes them comparable to international earnings per share standards. SFAS No. 128 is effective for historical statements issued for periods ending after December 15, 1997. The Company has not completed its analysis of this statement.

4.  MORTGAGE SERVICING RECEIVABLES

         This represents the unamortized net present value of the mortgage servicing retained by the Company taking into account several factors including industry practices. The amount is amortized over the estimated lives of the underlying receivables sold.

         The activity in the mortgage servicing receivables is summarized as follows:

                                    YEAR ENDED            YEAR ENDED
                                    DECEMBER 31,          DECEMBER 31,
                                        1996                  1995
                                   -------------         -------------
Balance, beginning of year         $  24,561,161         $          --
Additions from operations            187,032,033            24,877,622
Additions from acquisitions           50,927,000                    --
Amortization                         (19,624,881)             (316,461)
                                   -------------         -------------
Balance, end of year               $ 242,895,313         $  24,561,161
                                   =============         =============

         The Company discounts the cash flows on the underlying loans sold at a rate it believes a purchaser would require as a rate of return. The weighted average rates used to discount the cash flows for the periods ended December 31, 1996 and 1995 were approximately 11.0% and 10.1%, respectively. The mortgage servicing receivable is amortized using the same discount rate used to determine the original servicing recorded.

         Effective October 1, 1995, the Company adopted SFAS No. 122 "Accounting for Mortgage Servicing Rights." This statement changed the methodology used to measure impairments of its mortgage servicing receivable. The new accounting methodology measures the asset's impairment on a disaggregate basis based on the predominant risk characteristic of the portfolio and discounts the asset's estimated future cash flow using a current market rate. The Company has determined the predominant risk characteristics to be interest rate risk and prepayment risk. On a quarterly basis, the Company reviews the mortgage servicing receivables for impairment.

         At December 31, 1996 and 1995, the carrying amount of existing mortgage servicing rights is considered to be a reasonable estimate of fair value. Accordingly, no valuation allowance is required. The fair value was determined by estimating the present value of future cash flows related to the mortgage servicing receivables. In using this valuation method, the Company incorporated assumptions that market participants would use in estimating future cash flows which included estimates of the cost of servicing per loan, the discount rate, an inflation rate, ancillary income per loan, prepayment speeds and default rates.

5.  TRADING SECURITIES

         The interests that the Company receives upon loan sales through its US securitizations are in the form of interest-only and residual mortgage securities which are classified as trading securities.

         In conjunction with loans sold through these securitizations, the Company held interest-only and residual certificates totaling $103.2 million and $15.6 million which approximates their fair value at December 31, 1996 and 1995, respectively.

         In accordance with SFAS No. 115, the Company classifies the interest-only and residual certificates as "trading securities" and, as such, they are recorded at their fair value. Fair value of these certificates is determined based on various economic factors, including loan types, sizes, interest rates, dates of origination, terms and geographic locations. The Company also uses other available information such as reports on prepayment rates, interest rates, collateral value, economic forecasts and historical default and prepayment rates of the portfolio under review. If the fair value of the interest-only and residual certificates is different from the recorded value, the unrealized gain or loss will be reflected on the Consolidated Statements of Operations.

         During the years ended December 31, 1996 and 1995, the Company sold $993.6 million and $235.0 million of its US loan origination and purchase volume in securitizations. In loan sales through securitizations, the Company sells loans that it has originated or purchased to a real estate mortgage investment conduit ("REMIC") trust for a cash purchase price and interests in such REMIC trusts which are represented by the interest-only and residual certificates. The cash purchase price is raised through an offering of pass-through certificates by the REMIC trust.

6.  INTEREST RATE RISK MANAGEMENT

         From time to time, to manage interest rate risk on loan originations, the Company sells short United States Treasure securities which approximately match the duration of the mortgage loans held for sale and invests the proceeds in securities purchased under agreements to resell.

         At December 31, 1996, the carrying amount of securities purchased under agreements to resell was $154,176,608, consisting of principal of $152,980,010 and accrued interest receivable of $1,196,598. During the year ended December 31, 1996, the Company recognized interest income on securities purchased under agreements to resell of $1,528,797.

         At December 31, 1996, securities sold but not yet purchased had a market value of $152,862,526, consisting of principal of $150,085,938 and accrued interest payable of $2,776,588. During the year ended December 31, 1996, the Company recognized interest expense on securities sold but not yet purchased of $1,844,403.

         The Company also recognized gain on these transactions of $429,688, resulting when a Treasury position was settled and when the remaining instruments were marked to market at December 31, 1996. This amount was included in gain on sale of loans.

7.  CREDIT ENHANCEMENT DEPOSITS

         Pursuant to the terms of certain of the UK securitizations and sales into the UK purchase and sales facilities, the Company is required to establish an initial reserve fund as a form of an additional credit enhancement. Such reserves are generally funded with an initial cash deposit by the Company and earn interest at the prevailing overnight rate, which approximated 5.0% during 1996. These deposits will be returned to the Company in accordance with the over-collateralization and credit enhancement provisions of the agreements.

8.  EQUIPMENT AND LEASEHOLD IMPROVEMENTS, NET

         Equipment and leasehold improvements, net, at cost, are summarized as follows:

                                DECEMBER 31,         DECEMBER 31,
                                    1996                 1995
                                ------------         ------------
Office equipment                $ 17,684,375         $  2,473,365
Leasehold improvements               349,347               37,076
Capitalized leases                   673,535              337,415
                                ------------         ------------
                                  18,707,257            2,847,856
Accumulated depreciation          (4,760,220)            (467,285)
                                ------------         ------------

Balance, end of year            $ 13,947,037         $  2,380,571
                                ============         ============

9.  AVAILABLE-FOR-SALE SECURITIES

         Available-for-sale securities represent the fair value of the 1,090,910 shares (after giving effect to a February 1997 100% stock dividend) of IMC Mortgage Company, including its predecessor Industry Mortgage Company, L.P., ("IMC") Common Stock owned by the Company at December 31, 1996. IMC originates, purchases, sells and services mortgage loans that are secured primarily by one- to four-family residences.

         The Company held a limited partnership interest in IMC, a Delaware limited partnership (the predecessor company to IMC), which was formed in 1993. In June 1996, IMC converted into corporate form and effected a public offering of Common Stock. In connection with this conversion, the Company's limited partnership interest (which had been accounted for using the equity method) was converted into IMC Common Stock, and accounted for as available-for-sale securities in accordance with SFAS No. 115. Such securities were marked to market at December 31, 1996, resulting in an unrealized gain of $8.3 million (net of deferred taxes) which, in accordance with SFAS No. 115, was reflected as a component of stockholders' equity.

         Pursuant to the terms of IMC's limited partnership agreement, the Company was obligated to offer to sell $1.0 million of loans per month through June 30, 2001 to IMC at market prices. During 1995, the Company entered into an agreement with IMC, whereby, in return for the payment of a $420,000 fee (which was amortized using the straight-line method over a life of 14 months), such monthly obligation was eliminated for the period November 1, 1995 through December 31, 1996. During 1996, the Company entered into an agreement with IMC whereby in return for annual payments of $360,000 each on January 1, 1997, through January 1, 2000, and a payment of $180,000 on January 1, 2001, such obligation would be canceled. The Company has recorded the present value of such required payments ($1.3 million) as an expense in 1996.

         Prior to IMC's conversion to corporate form, the Company recorded its investment under the equity method of accounting and as such recognized equity earnings of $753,663 for the period ended June 25, 1996 (the date IMC converted to corporate form) and $481,789 and $391,000 of equity earnings for the years ended December 31, 1995 and 1994, respectively.

10.  OTHER ASSETS

         Other assets at December 31, 1996 and 1995 consist of the following:

                                           1996               1995
                                           ----               ----

Notes and loans receivable             $ 2,305,252        $   232,813
Prepaid expenses                         5,864,238            421,839
Deferred expenses                        5,336,923            244,335
Loans receivable-subwarehousing         14,888,497          1,602,632
Long-term receivables                      425,750            588,778
Other                                      478,516          1,203,033
                                       -----------        -----------
         Total                         $29,299,176        $ 4,293,430
                                       ===========        ===========

         Included in notes receivable above, are notes receivable from directors and officers totaling $40,252 and $79,952 at December 31, 1996 and 1995, respectively. These loans are at fixed rates of interest between six percent and nine percent and are for terms between one and three years. Loans receivable-subwarehousing represent funds lent on a short term-basis to assist in the funding of loans by certain of the Company's loan correspondents. Each borrowing under these subwarehouse credit lines has a term of not more than 30 days. At December 31, 1996, there were applications pending for an additional $19.3 million of such loans.

         In June 1996, the Company acquired an equity interest in an entity subsequently acquired by City Auto Resource Services, Inc. ("City Auto"), a newly formed entity that recently began originating, purchasing and servicing sub-prime automobile loans. The Company owns 5,000,000 shares of Common Stock of City Auto (a 34.0% equity interest at December 31, 1996). The Company records its investment under the equity method of accounting and as such recognized $62,500 of losses during 1996, representing a full write-down of the Company's initial investment. City Auto's Common Stock has experienced limited trading on the National Quotation Bureau, Inc. OTC Bulletin Board.

11.  FINANCING FACILITIES AND LOAN PURCHASE AGREEMENTS

Warehouse Financing Facilities

         As of December 31, 1996, the Company had available a warehouse line of credit with a group of banks for which CoreStates Bank, N.A. ("CoreStates") serves as agent (the "Warehouse Facility"). Pursuant to the Warehouse Facility, the Company has available a secured revolving credit line of $72.0 million in order to finance the Company's origination or purchase of loans, pending sale to investors or for holding certain loans in its own portfolio (the "Revolving Credit Line"). The Revolving Credit Line is settled on a revolving basis in conjunction with ongoing loan sales and bears interest at a variable rate based on (i) 25 basis points over the higher of either the prime rate or the federal funds rate plus 50 basis points or (ii) LIBOR (A) divided by the result of one minus the stated maximum rate at which reserves are required to be maintained by Federal Reserve System member banks, (B) plus 175 basis points, as periodically elected by the Company. The Revolving Credit Line portion of the Warehouse Facility extends through June 1997. The balance outstanding at December 31, 1996 and 1995 totaled $66.3 million and $72.1 million, respectively. In addition, the Warehouse Facility provided for a secured revolving working capital credit line of up to $3.0 million to be used by the Company for general corporate purposes (the "Working Capital Credit Line"). The Working Capital Credit Line operated as a revolving facility. The Working Capital Credit Line bore interest at a variable rate based on 100 basis points over the higher of the prime rate or the federal funds rate plus 50 basis points. The Working Capital Credit Line was terminated on November 12, 1996.

         The Warehouse Facility also permits the Company to use up to 20.0% of the Revolving Credit Line to provide a subwarehouse line of credit to certain loan correspondents from whom the Company purchases loans. In July 1995, the Company began lending funds on a short-term basis to assist in the funding of loans originated by certain of the Company's loan correspondents. Each borrowing under these subwarehouse credit lines has a term of not more than 30 days. The Company requires personal guarantees of the credit line from the principals of the related loan correspondents. At December 31, 1996 and 1995, the aggregate balance of loans outstanding under this program was $14.9 million and $1.6 million (including self-funded loans), with applications pending for an additional $19.3 million and $4.1 million of loans.

         The Company also has a loan and security agreement with CoreStates whereby CoreStates agrees to lend the Company up to $10.0 million to fund loan originations and purchases. Borrowings under the agreement bear interest at the prime rate plus 25 basis points (8.5% at December 31, 1996) and are due upon demand. The agreement terminates on June 30, 1997. The outstanding balance under the loan and security agreement was $5.9 million at December 31, 1996.

Loan Purchase Agreements

         The Company has a $50.0 million loan purchase agreement (the "US Purchase Facility") with ContiTrade Services Corporation ("ContiTrade") whereby the Company originates and then sells loans and retains the rights to repurchase loans at a future date for whole loan sales to institutional investors or for sales through securitizations. The US Purchase Facility extends through June 1999. The aggregate principal balance of loans sold to and retained by ContiTrade at December 31, 1996 and 1995 under the US Purchase Facility was $3.6 million and $48.7 million, respectively.

         In June 1996, the Company entered into a purchase and sale agreement with Greenwich, effective as of February 2, 1996 (the "US Greenwich Facility"), with respect to mortgage loans originated or purchased by the Company in the US. Pursuant to the US Greenwich Facility, the Company sells loans to Greenwich for subsequent inclusion in securitizations. In addition, the Company is advanced amounts based on a percentage of the principal balance of the loans sold to Greenwich. Advanced amounts outstanding under this facility bear interest at a rate of LIBOR plus 175 basis points (7.3% at December

31, 1996). The US Greenwich Facility provided for the purchase and sale of $1.0 billion of loans. When such amount was exceeded, Greenwich and the Company continued to purchase and sell loans through December 1996. The Company has a commitment from Greenwich to enter into agreements to provide a $3.0 billion mortgage loan financing facility at a rate of LIBOR plus 150 basis points, a $25.0 million residual financing facility at a rate of LIBOR plus 300 basis points and a $3.0 billion securitization facility, each for a term of one year, subject to execution of definitive documents satisfactory to Greenwich as well as certain other conditions; however, no definitive agreement exists nor can any assurance be given that such an agreement will be reached. The Company retains servicing rights on all loans sold into the US Greenwich Facility.

         In May 1995, CSC-UK and Greenwich International Ltd., a subsidiary of Greenwich Capital Markets, Inc. (referred to herein, including any subsidiaries as "Greenwich") entered into a mortgage loan purchase agreement that included a working capital facility with respect to the funding of fixed and variable rate, residential mortgage loans originated or purchased by CSC-UK in the UK (the "Old Greenwich Facility"). Pursuant to the Old Greenwich Facility, CSC-UK sold all of the loans it originated during 1995 to Greenwich which was required to buy such loans. After the payment of certain fees and expenses to CSC-UK, Greenwich received under the terms of Old Greenwich Facility a significant participation in the cash flows associated with such 1995 loans, which participation with respect to such 1995 loans was purchased by CSC-UK prior to 1995 year-end. The aggregate principal balance of loans sold to Greenwich at December 31, 1995 under the Old Greenwich Facility was $41.4 million. Outstanding amounts under the working capital facility portion of the Old Greenwich Facility accrued interest at a rate of LIBOR plus 250 basis points during 1995 (9.1% at December 31, 1995). The outstanding balance under this working capital facility was (pound)1.8 million ($2.8 million) at December 31, 1995.

         In March 1996, CSC-UK and Greenwich entered into a new mortgage loan purchase agreement effective as of January 1, 1996 that includes a working capital facility with respect to the funding of variable rate, residential mortgage loans originated or purchased by CSC-UK in the UK (the "New Greenwich Facility") and terminated the Old Greenwich Facility. Pursuant to the New Greenwich Facility and with certain exceptions, CSC-UK sells all of the loans it originates to Greenwich which must buy such loans. CSC-UK and/or Greenwich will subsequently resell these loans through whole loan sales or securitizations. The New Greenwich Facility includes a working capital facility pursuant to which CSC-UK is advanced amounts based on a percentage of the principal balance of loans originated or purchased by CSC-UK and sold to Greenwich, which advance may not exceed (pound)10.0 million in the aggregate outstanding at any time. Outstanding amounts under this working capital facility bear interest at a rate of LIBOR plus 255 basis points. The balance outstanding under the working capital facility portion of the UK Greenwich Facility was (POUND STERLING)10.0 million ($17.1 million) at December 31, 1996. This agreement expires as to the working capital facility on December 31, 2000 and as to the purchase facility on December 31, 2015. Both CSC-UK and Greenwich are prohibited from entering into substantially similar transactions with other parties. CSC-UK agreed to pay a fee to Greenwich in connection with the New Greenwich Facility in the aggregate amount of $38.0 million evidenced by two notes bearing interest at a rate of 6.2%, $13.0 million of which was paid on December 15, 1996 and $25.0 million of which is payable on December 15, 1997. Such fee is amortized over the life of the New Greenwich Facility.

Standby Financing Facilities

         The Company also has a standby financing arrangement with ContiTrade (the "Standby Facility") whereby ContiTrade provides the Company a $10.0 million line of credit which is secured by the interest-only and residual certificates the Company receives upon loan sales through securitizations. As of December 31, 1996 and 1995, this line had an outstanding balance of $8.0 million and $771,361, respectively. The Standby Facility bears interest at a variable rate based on LIBOR plus 200 basis points (7.5% at December 31, 1996) and the agreement extends through June 1999. In connection with this standby facility, the Company issued 900,000 common stock warrants in 1994 which were exercised at $0.875 per share in connection with the Company's December 1995 stock offering.

Notes and Loans Payable

         In June 1996, the Company entered into a $30.0 million term loan with the First National Bank of Boston ("Bank of Boston") to fund loan originations and purchases and working capital needs, secured by the first and second liens on the interest-only and residual certificates the Company receives upon loan sales through securitizations. The term loan bore interest at a rate of 11.0% per annum. In October 1996, the Company terminated the agreement and repaid all amounts outstanding under this loan with proceeds from the Senior Secured Facility.

         In October 1996, the Company entered into a $100.0 million Senior Secured Credit Agreement ("Senior Secured Facility") with a group of lenders for which CIBC Wood Gundy Securities Corp. ("CIBC") serves as agent. In January 1997, the Senior Secured Facility was increased to $150.0 million. The Senior Secured Facility terminates on October 30, 1998, and carries an initial interest rate of 11.0%, increasing 0.5% on the first day of each quarter commencing July 1, 1997 up to a maximum of 15.0%. Pursuant to the Senior Secured Facility, the Company paid a 1.0% commitment fee and is required to pay (i) a 1.0% funding fee on the amount of each borrowing, (ii) extension fees of 1.0% on June 30, 1997 and 0.5% on the last day of each fiscal quarter thereafter on the amount outstanding on such dates and (iii) commitment cancellation and prepayment fees of 1.0% of the amount canceled or prepaid if terminated on or before July 1, 1997, 2.0% of the amount canceled or prepaid if terminated after July 1, 1997 but on or before April 1, 1998 and 3.0% of the amount canceled or prepaid if terminated thereafter. The Company initially drew down $50.0 million which was used to repay an outstanding $30.0 million term loan with the Bank of Boston, fund loan originations and for general corporate purposes. Through December 31, 1996, the Company had additional draws totaling $50.0 million (bringing the total amount outstanding under this facility to $100.0 million as of year end). These funds were used primarily to fund additional loan originations and to pay to Greenwich $13.0 million pursuant to a note in connection with the UK Credit Facility.

         In October 1996, the Company entered into a $5.0 million unsecured revolving credit facility with the Bank of Boston. Advances under the line of credit are due on October 24, 1997 and bear interest at the Bank of Boston's Base Rate plus 50 basis points (8.75% at December 31, 1996). As of December 31, 1996, the outstanding balance of the unsecured credit facility was $5.0 million.

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

12.  ALLOWANCE FOR LOSSES

         During 1996 and 1995, the Company sold $993.6 million and $235.0 million of its US loan origination and purchase volume in securitizations. In loan sales through securitizations, the Company sells loans that it has originated or purchased to a REMIC trust for a cash purchase price and interest in such REMIC trust consisting of interest-only regular interests and the residual interest which are represented by the interest-only and residual certificates which are classified as trading securities in accordance with SFAS
115. In the case of a UK securitization, or a sale into a loan purchase facility, the Company records a mortgage servicing receivable.

         In initially valuing its trading securities and mortgage servicing receivables, the Company establishes an allowance for expected losses and calculates that allowance on the basis of historical experience and management's best estimate of future credit losses likely to be incurred. In the case where the securitization of loans results in the retention by the Company of interest-only and/or residual certificates, such allowance is embodied in the fair value of such certificates. In the case where the securitization, or sale into a loan purchase facility, results in the retention of mortgage servicing rights, such allowance is reported in the liability section of the statement of financial condition. The amount of this provision is reviewed quarterly and adjustments are made if actual experience or other factors indicate management's estimate of losses should be revised. While the Company retains a substantial amount of risk of default on the loan portfolios that it sells, such risk has been substantially reduced through the sales of loans through securitization.

         Through the Company's loan sales through securitizations and loan purchase facilities, the Company has provided investors with a variety of additional forms of credit enhancements. In a securitization, the Company purchases credit enhancements to the senior interest in the related securitization trusts in the form of insurance policies provided by insurance companies. The pooling and servicing agreements that govern the distribution of cash flows from the loans included in the securitization trusts require either
(i) the establishment of a reserve that may be funded with an initial cash deposit by the Company or (ii) the over-collateralization of the securitization trust intended to result in receipts and collections on the loans that exceed the amounts required to be distributed to holders of senior interests. To the extent that borrowers default on the payment of principal or interest on the loans, losses will be paid out of the reserve account or will reduce the over-collateralization to the extent that funds are available and will result in a reduction in the value of the interest-only and residual certificates held by the Company.

An analysis of the allowance for losses at December 31, 1996 and 1995 is presented below:


                                                              1996               1995
Allowance attributable to:
           Interest-only and residual certificates        $17,624,117        $ 1,528,874
           Mortgage servicing rights                       33,715,614          2,130,954
                                                           ----------          ---------

            Total                                         $51,339,731        $ 3,659,828
                                                          ===========        ===========

         Such allowances represented 2.6% and 1.0% of mortgages serviced for others at December 31, 1996 and 1995 respectively.


13.  EXTRAORDINARY ITEM

         During 1994, the Company issued senior subordinated debentures in the principal amount of $2.0 million which bore interest at a fixed rate of 8% with an original maturity date of July 21, 1999. In connection with this financing, the lender received detachable warrants with a put option feature to purchase 1,600,000 shares of common stock. The put option feature permitted the warrant holder to require the Company to retire the warrants at any time after July 21, 1999. These warrants were initially valued at $609,205 based upon the terms of the agreement and were subsequently exercised in connection with the Company's December 1995 stock offering. The valuation of these warrants resulted in an original issue discount on the debt, which was being amortized over the term of the put option (five years) using the effective interest method. In December 1995, the Company extinguished this debt with proceeds from the public offering of its Common Stock (as more fully described in Note 19). As a result of this early extinguishment of debt, the Company recorded an extraordinary loss of $295,943, net of taxes.

14.  CONVERTIBLE SUBORDINATED DEBENTURES

         In May 1996, the Company issued $143.8 million of 6% Convertible Subordinated Debentures due 2006 (the "Convertible Debentures"), convertible at any time prior to redemption or maturity, at the holder's option, into shares of the Company's Common Stock at a conversion price of $26.25, subject to adjustment. The Convertible Debentures may be redeemed, at the option of the Company, in whole or in part, at any time after May 15, 1999 at predetermined redemption prices together with accrued and unpaid interest to the date fixed for redemption. The coupon at 6% per annum, is payable semi-annually on each May 1 and November 1 which commenced November 1, 1996. The terms of the indenture governing the Convertible Debentures do not limit the incurrence of additional indebtedness by the Company, nor do they limit the Company's ability to make payments such as dividends. During 1996, $20,000 of the Convertible Debentures were converted into shares of Common Stock.

15.  OTHER OPERATING EXPENSES

         Other operating expenses include the following:

                                           FOR THE YEAR ENDED DECEMBER 31,
                                -------------------------------------------------
ACCOUNT DESCRIPTION                    1996               1995               1994
------------------------        -----------        -----------        -----------
Professional fees               $ 6,911,908        $ 1,541,448        $   745,105
Travel and entertainment          3,148,164          1,093,426            365,200
Telephone                         1,746,232            679,765            305,020
Foreclosure costs                   161,490             34,388            283,909
Insurance                         1,600,638            318,567            199,396
Occupancy                         1,806,309            626,354            139,170
Office supplies                   2,417,768            588,902            185,087
Other                             7,574,598          1,698,394            666,833
                                -----------        -----------        -----------
         Total                  $25,367,107        $ 6,581,244        $ 2,889,720
                                ===========        ===========        ===========

16.  INCOME TAXES

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

         Earnings before income taxes from foreign sources for the years ended December 31, 1996, and 1995 are $43.9 million and $6.3 million. There were no sources of foreign earnings in the year ended 1994 as the Company did not commence foreign operations until May 1995.

         The provision for income taxes for the years ended December 31, 1996, 1995 and 1994 are comprised of the following:

                                       1996                 1995                 1994
                                   ------------         ------------         ------------
Current
  Federal                          $ 13,436,306         $  5,295,717         $    814,020
  State                               3,638,803            1,388,288              159,980
  Foreign                            15,102,974            2,105,155                   --
                                   ------------         ------------         ------------
                                     32,178,083            8,789,160              974,000
Deferred
  Federal                             1,999,996             (224,620)             397,817
  State                                 249,355              (49,307)              78,183
                                   ------------         ------------         ------------
                                      2,249,351             (273,927)             476,000
                                   ------------         ------------         ------------
Provision for income taxes          $34,427,434         $  8,515,233         $  1,450,000
                                   ============         ============         ============


         The reconciliation of income tax computed at the US federal statutory tax rate to the effective income tax rate for the years ended December 31, 1996, 1995 and 1994 is as follows:

                                                              1996              1995              1994
                                                              ----              ----              ----

Federal income tax at statutory rate                           35.0%            35.0%             35.0%
State and local taxes, net of federal tax benefit               2.7               4.2              6.5
Difference in effective tax rate on foreign earnings           (0.6)              0.2                -
Deferred income taxes resulting from change in tax status         -                 -             36.7
Other, net                                                      3.4               2.4                -
                                                              --------           -------         -----
                                                              40.5%             41.8%            78.2%
                                                              =====             =====            =====

         Deferred income taxes included in the statements of financial condition reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax reporting purposes primarily resulting from the use of the cash basis for tax reporting purposes.


         Deferred taxes as of December 31, 1996, 1995 and 1994 are as follows:

                                        1996               1995                1994
                                    -----------        -----------         -----------

Gross deferred tax assets           $10,293,342        $   868,406         $   148,884
Less: valuation allowance                    --           (284,779)                 --
                                    -----------        -----------         -----------
Net deferred assets                  10,293,342            583,627             148,884
Deferred tax liabilities             14,111,508            785,702             624,884
                                    -----------        -----------         -----------
Net deferred tax liabilities        $ 3,818,166        $   202,075         $   476,000
                                    ===========        ===========         ===========

         The net change in the total valuation allowance for the year ended December 31, 1995 was an increase of $284,779 representing a 100% valuation allowance taken against the excess foreign tax credits from UK source income.

17.  EMPLOYEE BENEFIT PLANS

         The Company has a defined contribution plan (401(k)) for all eligible employees. Contributions to the plan are in the form of employee salary deferrals which may be subject to an employer matching contribution up to a specified limit at the discretion of the Company. In addition, the Company may make a discretionary annual profit sharing contribution on behalf of its employees. The Company's contribution to the plan amounted to $87,126, $25,319 and $11,000 for the years ended December 31, 1996, 1995, and 1994 respectively.

         Certain employees of CSC-UK are members of a non-contributory pension plan. The Company's contribution to the plan amounted to $258,000 for the year ended December 31, 1996.

The Stock Purchase Plan

         Effective December 1994, the Board of Directors adopted, and the stockholders of the Company approved, the Company's 1995 Employee Stock Purchase Plan (the "Stock Purchase Plan"). The Stock Purchase Plan permits eligible employees of the Company to purchase Common Stock through payroll deductions of up to ten percent of their base salary, up to a maximum of $25,000 for all purchase periods ending within any calendar year. The price of Common Stock purchased under the Stock Purchase Plan will be 85% of the lower of the fair market value of a share of Common Stock on the commencement date or the termination date of the relevant offering period as determined by the bid price listed on the National Quotation Bureau, Inc. OTC Bulletin Board or the Nasdaq National Market System, as applicable.

         For the plan periods ending June 30, 1995 and December 31, 1995, employees purchased 43,752 and 23,524 shares at a price of $0.77 and $2.34 per share, respectively. For the plan periods ending June 30, 1996 and December 31, 1996, employees purchased 13,034 and 8,921 shares at a price of $8.82 and $22.31 per share, respectively. In accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", the Stock Purchase Plan is deemed to be non-compensatory and results in no expense.

The Directors Plan

         Directors who are not employees of the Company receive stock options pursuant to the Company's 1995 Non-Employee Directors Stock Option Plan (the "Directors Plan"). The Directors Plan provides for automatic grants of an option to purchase 40,000 shares of Common Stock to the Company's eligible non-employee directors upon their election to the Board of Directors of the Company. Each eligible non-employee director is granted an additional option, subject to certain restrictions, to purchase 6,000 shares of Common Stock on each anniversary of his or her election so long as he or she remains an eligible non-employee director of the Company. Initial options granted under the Directors Plan generally vest 50% upon the first anniversary of the grant date and 50% upon the second anniversary of the grant date. Additional options generally vest upon the first anniversary of the grant date. The exercise price of any options granted under the Directors Plan is the fair market value of the Common Stock on the date of grant. No more than 400,000 shares of Common Stock may be issued upon exercise of options granted under the Directors Plan, subject to adjustment to reflect stock splits, stock dividends and similar capital stock transactions. Options may be granted under the Directors Plan until June 1, 2005.

The Stock Option Plan

         Effective June 1, 1995, the Board of Directors adopted, and the stockholders of the Company approved, the 1995 Stock Option Plan (the "Stock Option Plan"). No more than 3,600,000 shares of Common Stock may be issued upon exercise of options granted under the Stock Option Plan, and no eligible person may receive options to purchase more than 600,000 shares of Common Stock during any calendar year, subject to adjustment to reflect stock splits, stock dividends and similar capital stock transactions. Options granted under the Stock Options Plan vest over periods not exceeding six years. The exercise price of the options granted under the Stock Option Plan cannot be less than the fair market value of the Common Stock on the date of grant. Options may be granted under the Stock Option Plan until June 1, 2005.

         SFAS No. 123, "Accounting for Stock-Based Compensation" was issued by the FASB in October 1995. SFAS No. 123 encourages the adoption of a new fair-value based accounting method for employee stock-based compensation plans. SFAS No. 123 also permits companies to continue accounting for stock-based compensation plans as prescribed by APB Opinion No. 25. However, companies electing to continue accounting for stock-based compensation plans under the APB Opinion No. 25, must make pro forma disclosures as if the company adopted the cost recognition requirements under SFAS No. 123. The Company has continued to account for stock-based compensation under the APB Opinion No. 25 and therefore, pro forma disclosure is provided below.

         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 1996 and 1995, respectively: (1) dividend yield of zero; (2) expected volatility of 51% and 50%; (3) risk-free interest rates of 6.1% and 6.0% and (4) expected lives of 5.2 and 4.8 years.

         A summary of the status of the Company's two stock option plans as of December 31, 1996 and 1995, and changes during the years ending on these dates is presented below:

                                                          1996                               1995
                                            -------------------------------      -----------------------------
                                                            Weighted Average                   Weighted Average
                                            Shares           Exercise Price      Shares          Exercise Price
                                            ------           --------------      ------          --------------
Outstanding at beginning of year              940,000         $      2.52                --        $        --
Granted                                     1,104,000               16.40           940,000               2.52
Exercised                                     (54,800)               4.50                --                 --
Canceled                                       (1,000)              10.00                --                 --
                                           ----------                            ----------
Outstanding at end of year                  1,988,200               10.17           940,000               2.52
                                           ==========                            ==========

Options exercisable at year-end               540,200                               180,000
                                           ==========                            ==========

Weighted average fair value of
  options granted during the year          $     9.21                            $     1.26
                                           ==========                            ==========

         The following table summarizes information about stock options outstanding at December 31, 1996:

                                           Options Outstanding                        Options Exercisable
                           -------------------------------------------------    ----------------------------------
                           Number           Weighted                            Number
Weighted                   Outstanding at   Average           Weighted          Exercisable at    Average
Range of                   December 31,     Remaining         Average           December 31,      Exercise
Exercise Prices                 1996        Contractual Life  Exercise Price        1996          Price
                                            (Years)
------------------         --------------   ----------------  --------------    --------------    ----------------
$2.50   to  $2.63             900,000                7.5      $2.52               480,000          $2.52
$9.88   to  $10.88            440,200                4.5      10.04                60,200          10.15
$20.50  to  $23.13            648,000                6.7      20.88                      -             -
                           ----------                                            --------
$2.50   to  $23.13          1,988,200                6.6      10.17               540,200           3.37
                            =========                                             =======

         Had compensation costs for the Company's 1996 and 1995 grants for its stock-based compensation plans been determined consistent with SFAS No. 123, the Company's net earnings and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                                    1996                    1995
                                                                    ----                    ----
                                                                (in thousands, except per share data)

Net earnings                        As reported                   $50,681                  $11,575
                                    Pro forma                     $49,255                  $11,404

Primary earnings per share          As reported                   $1.66                    $0.49
                                    Pro forma                     $1.61                    $0.48

Fully diluted earnings per share    As reported                   $1.59                     N/A
                                    Pro forma                     $1.55                     N/A

         The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts. There were no awards prior to 1995, and additional awards in future years are anticipated.


18.  COMMITMENTS AND CONTINGENCIES

Leases

         The Company leases premises and equipment under operating leases with various expiration dates. Minimum annual rental payments at December 31, 1996 are as follows:

         1997                       $4,039,075
         1998                        4,184,414
         1999                        4,198,813

         2000                        4,120,226
         2001                        3,277,524
         Thereafter                 30,202,071
                                    ----------
         Total                     $50,022,123
                                   ===========

         Rent expense for office space amounted to $1.8 million, $576,884, and $110,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

         Obligations under capital leases total $4.9 million and represent leases for office furniture, equipment, motor vehicles, and computer hardware and software. Minimum annual capital lease payments at December 31, 1996 are as follows:

         1997                      $1,277,968
         1998                       1,237,507
         1999                       1,160,345
         2000                         843,672
         2001                         352,817
                                   ----------
         Total                     $4,872,309
                                   ==========

Litigation

         In the normal course of business, the Company is subject to various legal proceedings and claims, the resolution of which, in management's opinion, will not have a material adverse effect on the consolidated financial position or the results of operations of the Company.

Other

         The Securities and Exchange Commission has requested additional information from the Company in connection with the accounting for the J&J and Greyfriars Acquisitions. The Company is supplying such requested information.

Employee agreements

         The Company has employment agreements with 12 officers of the Company. The Company guarantees annual compensation ranging from $150,000 to $275,000 per year, plus bonuses (where applicable) in amounts as defined in the agreements. The officers' compensation will be increased each year by an amount approved by the Board of Directors. The agreements terminate upon the occurrence of certain events as defined by the respective agreements.


19.  STOCKHOLDERS' EQUITY

         In April 1994, the Company effected a 12 for 1 forward stock split of the existing 30,010 (120,040 after giving effect to the 1995 Dividend and 1996 Dividend as discussed below) Common Stock shares of the Company and then issued 4,140,000 (16,560,000 after giving effect to the 1995 Dividend and 1996 Dividend as discussed below) shares of its Common Stock in exchange for 100% of the Common Stock (300 shares) of CSC (see Note 2). During 1994, the par value of the Common Stock was restated to $.01 per share. Immediately following the CSC Acquisition, 500,000 (2,000,000 after giving effect to the 1995 Dividend and 1996 Dividend as discussed below) shares of Common Stock were issued to executive officers of the Company for net proceeds of $100,000.

         In June 1994, the Company issued warrants to purchase 225,000 (900,000 after giving effect to the 1995 Dividend and 1996 Dividend discussed below) shares of Common Stock in connection with obtaining a standby facility (see Note
11). These warrants were recorded as an increase to additional paid in capital for the excess of the fair value over the exercise price at the time of issuance.

         During the fourth quarter of 1994, the Company issued an additional 53,625 (214,500 after giving effect to the 1995 Dividend and 1996 Dividend as discussed below) shares of Common Stock to employees of the Company, resulting in net proceeds of $50,650. The Company recognized approximately $19,000 as compensation expense representing the difference between the fair market value and the purchase price of the stock issued.

         During 1995, the Company issued 21,438 shares, (85,752 after giving effect to the 1995 Dividend and 1996 Dividend as discussed below), of Common Stock resulting in an increase to Stockholders' equity of $158,568.

         On September 29, 1995 the Company effected a 2 for 1 Common Stock split in the form of a 100% stock dividend increasing the shares of Common Stock outstanding by 5,075,183 (the "1995 Dividend"). As more fully described in Note 2 in conjunction with the UK Acquisition, the Company issued an additional 1,800,000 (3,600,000 after giving effect to the 1996 Dividend as discussed below) shares of Common Stock resulting in an increase of $21.6 million to Stockholders' equity.

         In December 1995, the Company completed a public offering of its Common Stock in which the Company sold 1,250,000 (2,500,000 after giving effect to the 1996 Dividend as discussed below) shares of Common Stock at a public offering price of $18.00 ($9.00 after giving effect to the 1996 Dividend as discussed below) per share and the former warrant holders (as more fully described above) sold 1,250,000 (2,500,000 after giving effect to the 1996 Dividend as discussed below) shares at the same price resulting in net proceeds of approximately $20.7 million to the Company.

         During April and June 1996, the Company issued 274,000 (548,000 after giving effect to the 1996 Dividend as discussed below) and 49,681 (99,362 after giving effect to the 1996 Dividend as discussed below) shares of Common Stock, respectively, in exchange for all of the capital stock of J&J and Greyfriars (see Note 2) resulting in an increase of $12.3 million to Stockholders' equity.

         On July 1, 1996, the Company effected a 2 for 1 Common Stock split in the form of a 100% stock dividend, increasing the shares of Common Stock outstanding by 14,806,709 (the "1996 Dividend").

         During 1996, the Company issued 101,039 shares of Common Stock resulting in an increase to Stockholders' equity of $673,256.

20.   FAIR VALUES OF FINANCIAL INSTRUMENTS

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

         Securities purchased under agreements to resell: The carrying amount of securities purchased under agreements to resell is considered to be a reasonable estimate of fair value.

         Available-for-sale securities: The fair value was determined based upon the market value of the securities less a discount for restrictions on the resale of such securities.

         Mortgage servicing receivables: The fair value was determined by using estimated discounted future cash flows taking into consideration the current interest rate environment, current prepayment rates and default experience. The carrying amount is considered to be a reasonable estimate of fair market value.

         Trading securities: The fair value was determined by using estimated discounted future cash flows taking into consideration the current interest rate environment, current prepayment rates and default experience. Such securities are carried at fair value.

         Mortgage loans held for sale, net: The fair values were estimated by using current institutional purchaser yield requirements. The fair value of the mortgage loans held for sale, net totaled $108.4 million and $79.4 million at December 31, 1996 and 1995, respectively.

         Mortgage loans held for investment, net: The fair value has been estimated using a combination of the current interest rate at which similar loans with comparable maturities would be made to borrowers with similar credit ratings, and adjustments for the additional credit risks associated with loans of this type. Since the loans have a weighted average coupon rate of 16.7% and 15.1% at December 31, 1996 and 1995, respectively, and since additional credit risk adjustments have been provided through reserves for loan losses, the carrying value is a reasonable estimate of fair value.

         Warehouse financing facilities: This facility has an original maturity of less than 120 days and, therefore, the carrying value is a reasonable estimate of fair value.

         Securities sold but not yet purchased: The carrying amount of securities purchased under agreements to resell is considered to be a reasonable estimate of fair value.

         Standby financing facilities: The carrying amount of standby financing facilities is considered to be a reasonable estimate of fair market value.

         Notes and loans payable: The carrying amount of notes and loans payable is considered to be a reasonable estimate of fair market value.

         Convertible subordinated debentures: Fair value was estimated based on rates currently available for debt with similar terms and remaining maturities. As of December 31, 1996, the estimated fair value of the Convertible Debentures (see Note 14) based on a quoted market price exceeded the carrying value by $6.5 million.

         The notes included above reflect fair values where appropriate for the financial instruments of the Company, utilizing the assumptions and methodologies as defined.


21.   SEGMENTAL REPORTING

         For the years ended December 31, 1994, 1995 and 1996, revenues from loan sales and loan servicing constituted the primary source of the Company's revenues. For the year ended December 31, 1994, there were three institutional purchasers who each individually accounted for 10% or more of the total revenues (18.3%, 12.2% and 10.0%, respectively). For the years ended December 31, 1996 and 1995, there was one institutional purchaser who acted as a conduit to securitize the Company's loan originations that accounted for 10% or more of the total revenues. For the years ended December 31, 1996 and 1995, this institutional purchaser accounted for 70.5% and 23.5% of total revenues, respectively.

         Since May 1995, the Company's business activities have been conducted in the US and the UK. Operating profit is total revenues less operating expenses. In determining operating profit for each geographic area, the following items have not been considered: interest expense, amortization of goodwill and income taxes.

         The following table summarizes the Company's business activities by geographic region for the years ended December 31, 1996 and 1995.

                                                               US                    UK                   CONSOLIDATED
                                                               --                    --                   ------------

1996
Revenues                                                       $ 100,283,543         $  98,932,000        $ 199,215,543
                                                               =============         =============        =============
Operating profit                                               $  52,922,450         $  56,192,000        $ 109,114,450
Interest expense                                                                                            (20,223,755)
Amortization of goodwill                                                                                     (3,775,176)
Corporate and other expenses                                                                                     (7,200)
                                                                                                          -------------

    Earnings before income taxes                                                                          $  85,108,319
                                                                                                          =============

Identifiable assets                                            $ 471,341,096         $ 296,579,000        $ 767,920,096
Corporate assets                                                                                              4,885,699

Goodwill                                                                                                     47,466,835
                                                                                                          -------------
    Total assets                                                                                          $ 820,272,630
                                                                                                          =============
1995
Revenues                                                       $  36,471,702         $  13,038,936        $  49,510,638
                                                               =============         =============        =============

Operating profit                                               $  19,036,352         $   8,832,704        $  27,869,056
Interest expense                                                                                             (4,610,186)
Amortization of goodwill                                                                                       (493,794)
Minority interest (UK)                                                                                       (2,379,235)
                                                                                                          -------------
    Earnings before income taxes and extraordinary item                                                   $  20,385,841
                                                                                                          =============

Identifiable assets                                            $ 112,005,523         $  21,255,447        $ 133,260,970
Goodwill                                                                                                     19,258,011
                                                                                                          -------------
    Total assets                                                                                          $ 152,518,981
                                                                                                          =============

22.  SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES

         The following is a summary of the significant noncash investing and financing activities during the year ended 1996:


Commitment fee financed by lender                                                       $38,000,000
Available-for-sale securities received                                                   14,618,194
Reclassification of mortgages held for sale to mortgages held for investment              4,182,414
Conversion of convertible subordinated debentures into common stock                          20,000

23.  SELECTED QUARTERLY DATA (UNAUDITED)

         The following represents selected quarterly financial data for the
Company:

                                                               THREE MONTHS ENDED
                                      ------------------------------------------------------------------------
                                      MARCH 31,            JUNE 30,           SEPTEMBER 30,      DECEMBER  31,
                                      ------------         -----------        ------------       -------------
1994
  Revenues                            $  1,803,455         $ 2,295,501        $ 2,304,948        $ 4,770,555
  Net earnings                            (482,878)            176,114             62,927            647,296
  Net earnings per share                     (0.03)               0.01               0.01               0.03
1995
  Revenues                            $  5,836,052         $10,272,702        $14,734,050        $18,667,834
  Earnings before
  extraordinary item                     1,049,236           2,377,792          3,786,431          4,657,149
  Net earnings                           1,049,236           2,377,792          3,786,431          4,361,206
  Earnings per share
  before extraordinary
  item                                        0.04                0.11               0.17               0.18
  Net earnings per share                      0.04                0.11               0.17               0.17
1996
  Revenues                            $ 28,779,068         $38,452,701        $58,269,931        $73,713,843
  Net earnings                           9,273,144          11,125,996         14,414,837         15,866,908
  Primary net earnings per share              0.31                0.37               0.47               0.51

                            J & J SECURITIES LIMITED

                             REPORT OF THE AUDITORS

To the shareholders of J & J Securities Limited:

     We have audited the accompanying statements of financial condition of J & J Securities Limited as of September 30, 1995 and 1994, and the related statements of operations, stockholders' equity and cash flows for each of the years in the three year period ended September 30, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards in the United Kingdom, which do not differ in any material respect from auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of J & J Securities Limited as of September 30, 1995 and September 30, 1994 and the results of its operations and its cash flows for each of the three years ended September 30, 1995 in conformity with United States generally accepted accounting principles.

BDO STOY HAYWARD
Chartered Accountants
and Registered Auditors
London
November 30, 1995

                            J & J SECURITIES LIMITED

                       STATEMENTS OF FINANCIAL CONDITION

                                                                              SEPTEMBER 30,
                                                                        --------------------------
                                                           MARCH 31,
                                                   NOTE      1996          1995           1994
                                                   ----   -----------   -----------   ------------
                                                          (UNAUDITED)           (AUDITED)
ASSETS
Cash at bank and in hand.........................         $     7,343   $ 1,401,175   $  3,778,941
Mortgage loans held for investment, net..........    5     48,839,093    46,657,205     48,950,652
Fixed assets net of accumulated depreciation.....    4        318,613       332,414        177,563
Other assets.....................................             108,421       106,870         72,047
                                                          ------------  -----------    -----------
          Total assets...........................         $49,273,470   $48,497,664   $ 52,979,203
                                                          ============  ===========    ===========
LIABILITIES
Bank loans and overdrafts........................         $ 5,461,951   $12,345,060   $ 12,300,600
Other creditors and accrued expenses.............             809,547       781,243        649,224
Deferred taxation................................           2,808,873            --             --
Income taxes.....................................             619,915            --             --
Obligations under hire purchase agreements.......             167,761       100,047         15,398
Bank loan........................................    8     27,477,000    43,804,708     51,358,135
                                                          ------------  -----------    -----------
          Total liabilities......................         $37,345,047    57,031,058     64,323,357
                                                          ------------  -----------    -----------
Commitments and contingencies....................
STOCKHOLDERS' EQUITY
Common stock: 1,000 shares issued and
  outstanding, $1.50 par value per share.........               1,496         1,496          1,496
Retained earnings/(deficit)......................          11,118,060    (9,404,324)   (12,268,882)
Cumulative translation adjustment................             808,867       869,434        923,232
                                                          ------------  -----------    -----------
     Total stockholders' equity..................          11,928,423    (8,533,394)   (11,344,154)
                                                          ------------  -----------    -----------
          Total liabilities and stockholders'
            equity...............................         $49,273,470   $48,497,664   $ 52,979,203
                                                          ============  ===========    ===========

                See accompanying notes to financial statements.

                            J & J SECURITIES LIMITED

                            STATEMENTS OF OPERATIONS

                                              FOR THE SIX MONTHS ENDED
                                              -------------------------      FOR THE YEAR ENDED SEPTEMBER 30,
                                               MARCH 31,     MARCH 31,    ---------------------------------------
                                       NOTE      1996          1995          1995          1994          1993
                                       ----   -----------   -----------   -----------   -----------   -----------
                                                     (UNAUDITED)                         (AUDITED)
INTEREST
  Interest income....................         $ 5,568,832   $ 6,395,581   $13,022,053   $13,695,765   $12,505,268
  Interest expense...................          (1,029,034)   (2,383,791)   (4,641,334)   (4,851,944)   (5,603,931)
                                              -----------   -----------   -----------   -----------   -----------
  Net interest income................           4,539,798     4,011,790     8,380,719     8,843,821     6,901,337
  Provision for loan losses..........              27,226       624,468     1,046,700     1,766,313     3,140,497
                                              -----------   -----------   -----------   -----------   -----------
  Net interest income after provision
    for loan losses..................           4,512,572     3,387,322     7,334,019     7,077,508     3,760,840
  Other income.......................             215,586       318,030       336,597       235,846       490,958
                                              -----------   -----------   -----------   -----------   -----------
                                                4,728,158     3,705,352     7,670,616     7,313,354     4,251,798
                                              -----------   -----------   -----------   -----------   -----------
OTHER EXPENSES
  Salaries and employees benefits....             493,835       462,183       941,969       876,916       927,531
  Directors' emoluments..............             565,546       383,318       759,940       643,539       449,649
  Other operating expenses...........           1,897,445     1,496,893     3,104,149     2,605,759     2,374,377
                                              -----------   -----------   -----------   -----------   -----------
  Total other expenses...............           2,956,826     2,342,394     4,806,058     4,126,214     3,751,557
                                              -----------   -----------   -----------   -----------   -----------
  Earnings before income taxes and
    extraordinary item...............           1,771,332     1,362,958     2,864,558     3,187,140       500,241
  (Provision)/credit for income
    taxes............................     6      (624,625)           --            --       140,948            --
                                              -----------   -----------   -----------   -----------   -----------
  Earnings before extraordinary
    item.............................           1,146,707     1,362,958     2,864,558     3,328,088       500,241
  Extraordinary gain from
    extinguishment of debt, net of
    taxes............................     7    19,375,677            --            --            --            --
                                              -----------   -----------   -----------   -----------   -----------
NET EARNINGS.........................         $20,522,384   $ 1,362,958   $ 2,864,558   $ 3,328,088   $   500,241
                                              ===========   ===========   ===========   ===========   ===========
  Earnings per share before
    extraordinary item...............         $  1,146.70   $  1,362.96   $  2,864.56   $  3,328.09   $    500.24
  Extraordinary item.................           19,375.68            --            --            --            --
                                              -----------   -----------   -----------   -----------   -----------
  Earnings per share.................         $ 20,522.38   $  1,362.96   $  2,864.56   $  3,328.09   $    500.24
                                              ===========   ===========   ===========   ===========   ===========
  Weighted average number of shares
    outstanding......................               1,000         1,000         1,000         1,000         1,000
                                              ===========   ===========   ===========   ===========   ===========

                See accompanying notes to financial statements.

                            J & J SECURITIES LIMITED

                       STATEMENTS OF STOCKHOLDERS' EQUITY

                                  COMMON STOCK
                                -----------------     TRANSLATION          RETAINED
                                SHARES     AMOUNT     ADJUSTMENT      EARNINGS/(DEFICIT)        TOTAL
                                ------     ------     -----------     ------------------     ------------
AUDITED
Balance at October 1, 1992....  1,000      $1,496     $(1,208,847)       $(16,097,211)       $(17,304,562)
  Translation adjustment......     --          --       2,749,753                  --           2,749,753
  Net earnings................     --          --              --             500,241             500,241
                                ------     ------     -----------     ------------------     ------------
Balance at September 30,
  1993........................  1,000       1,496       1,540,906         (15,596,970)        (14,054,568)
  Translation adjustment......     --          --        (617,674)                 --            (617,674)
  Net earnings................     --          --              --           3,328,088           3,328,088
                                ------     ------     -----------     ------------------     ------------
Balance at September 30,
  1994........................  1,000       1,496         923,232         (12,268,882)        (11,344,154)
  Translation adjustment......     --          --         (53,798)                 --             (53,798)
  Net earnings................     --          --              --           2,864,558           2,864,558
                                ------     ------     -----------     ------------------     ------------
Balance at September 30,
  1995........................  1,000       1,496         869,434          (9,404,324)         (8,533,394)
UNAUDITED
  Translation adjustment......     --          --         (60,567)                 --             (60,567)
  Net earnings................     --          --              --          20,522,384          20,522,384
                                ------     ------     -----------     ------------------     ------------
  Balance at March 31, 1996...  1,000      $1,496     $   808,867        $ 11,118,060        $ 11,928,423
                                =====      ======      ==========       =============         ===========

                See accompanying notes to financial statements.

                            J & J SECURITIES LIMITED

                            STATEMENTS OF CASH FLOWS

                                             FOR THE SIX MONTHS
                                               ENDED MARCH 31,             FOR THE YEAR ENDED SEPTEMBER 30,
                                         ---------------------------   -----------------------------------------
                                  NOTE       1996           1995           1995           1994          1993
                                  ----   ------------   ------------   ------------   ------------   -----------
                                         (UNAUDITED)    (UNAUDITED)                    (AUDITED)
CASH FLOWS FROM OPERATING
  ACTIVITIES:
  Net earnings...................        $ 20,522,384   $  1,362,958   $  2,864,558   $  3,328,088   $   500,241
ADJUSTMENTS TO RECONCILE NET
  EARNINGS TO NET CASH PROVIDED
  BY OPERATING ACTIVITIES:
  Depreciation charges...........              70,130         76,060        172,441        114,109       156,106
  Income taxes payable...........             624,625             --             --        402,666       128,728
  Gain on extinguishment of
    debt.........................         (19,375,677)            --             --             --            --
  Loss/(Profit) on sale of
    tangible fixed assets........                  --             --        (57,228)        (7,410)       21,404
  Provisions for losses..........          (2,937,829)      (763,966)    (1,595,065)    (3,213,008)      177,185
NET CHANGES IN OPERATING ASSETS
  AND LIABILITIES:
  Increase in accrued interest
    payable......................           1,003,278      2,383,791      4,626,663      4,848,573     1,339,379
  Decrease/(increase) in
    receivables..................              (5,386)       (43,697)       (34,718)       (35,719)      (20,034)
  Other, net.....................             128,279        (78,108)       215,227         61,105        52,933
                                         ------------   ------------   ------------   ------------   -----------
NET CASH PROVIDED BY OPERATING
  ACTIVITIES.....................              29,804      2,937,038      6,191,878      5,498,404     2,355,942
                                         ------------   ------------   ------------   ------------   -----------
CASH FLOWS FROM INVESTING
  ACTIVITIES:
  Mortgage originations..........          (9,167,751)    (5,294,700)   (11,900,423)    (9,358,388)  (13,732,146)
  Mortgage repayments............           8,241,281      8,166,294     15,967,974     17,539,489    12,618,654
  Net purchase of equipment......             (67,859)      (172,942)      (269,520)      (101,608)      (60,408)
                                         ------------   ------------   ------------   ------------   -----------
NET CASH PROVIDED BY/(USED IN)
  INVESTING ACTIVITIES...........            (994,329)     2,698,652      3,798,031      8,079,493    (1,173,900)
                                         ------------   ------------   ------------   ------------   -----------
CASH FLOWS FROM FINANCING
  ACTIVITIES:
  Bank loan repayments...........            (386,003)    (6,211,920)   (12,400,440)   (11,792,820)      217,075
                                         ------------   ------------   ------------   ------------   -----------
NET CASH PROVIDED BY/(USED IN)
  FINANCING ACTIVITIES...........            (386,003)    (6,211,920)   (12,400,440)   (11,792,820)      217,075
                                         ------------   ------------   ------------   ------------   -----------
Net (decrease)/increase in cash
  and cash equivalents...........          (1,350,528)      (576,230)    (2,410,531)     1,785,077     1,399,117
  Cash and cash equivalents at
    beginning of period..........           1,401,175      3,778,941      3,778,941      1,987,280       714,204
  Effects of foreign exchange
    rate charges.................             (43,304)        80,267         32,765          6,584      (126,041)
                                         ------------   ------------   ------------   ------------   -----------
CASH AND CASH EQUIVALENTS AT END
  OF PERIOD......................        $      7,343   $  3,282,978   $  1,401,175   $  3,778,941   $ 1,987,280
                                         ============   ============   ============   ============   ===========
SUPPLEMENTED DISCLOSURE OF CASH
  FLOW INFORMATION:
  Interest paid during the
    period.......................             158,900             --             --             --            --
                                         ============   ============   ============   ============   ===========
  Income taxes (received)/paid
    during the period............                  --             --             --   $    402,666   $  (127,500)
                                         ============   ============   ============   ============   ===========

                            J & J SECURITIES LIMITED

                 NOTES FORMING PART OF THE FINANCIAL STATEMENTS
                MARCH 31, 1996 (UNAUDITED) AND 1995 (UNAUDITED)
                     AND SEPTEMBER 30, 1995, 1994 AND 1993

1. ORGANIZATION

     J & J Securities Limited ("J&J") is a UK based company, incorporated in England in 1977, that originates and services mortgage loans for investment purposes secured by residential properties. J&J conducts all its business in the UK and lends on the basis of first and second mortgages on residential properties.

2. UNAUDITED INFORMATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring accruals, considered necessary for a fair presentation of the results for the interim period have been included. Operating results for the six months ended March 31, 1996 are not necessarily indicative of the results that may be expected for the fiscal year ended September 30, 1996.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The financial statements have been prepared under and are in accordance with generally accepted accounting procedures in the US. The following principal accounting policies have been applied:

Mortgage loans held for investment, net

     Mortgage loans are stated at cost plus accrued interest income less any provision for permanent diminution in value. Specific provisions for permanent diminution in value are made by reference to doubtful loans which fail to meet certain criteria. This includes management's estimate of the value of the underlying collateral. Recovery of the carrying value of such loans is dependent to a great extent on economic, operating and other conditions that may be beyond J&J's control. In addition a general provision is made in respect of losses which, although not specifically identified, are likely to exist in any portfolio of loans of this type.

     Loans are placed on nonaccrual status on the occurrence of the criteria referred to above. Loans may be reinstated to accrual status when, in the opinion of management, the criteria are no longer applicable.

     SFAS No. 114 "Accounting by Creditors for Impairment of a Loan" as amended by SFAS No. 118 "Accounting by Creditors for Impairment of a Loan -- Income Recognition and Disclosures" is effective for accounting periods beginning after December 15, 1994. SFAS No. 114 addresses accounting by creditors for impairment of a loan by specifying how allowances for credit losses for certain loans should be determined. A loan is impaired when it is probable that the creditor will be unable to collect all amounts in accordance with the contractual terms of the loan agreement. As an expedient, impairment is measured based on the fair value of the loan's collateral. The adoption of these standards had no material impact on the financial statements.

Revenue recognition

     Mortgage loan interest accrues and is credited to the profit and loss account on a monthly basis. Other interest, chargeable expenses and sundry income are included on an accrual basis. All income derives from activities within the United Kingdom.

Cash and cash equivalents

     Cash and cash equivalents consist of cash on hand and money market funds. Such funds are deemed to be cash equivalents for purposes of the statements of cash flows.

                            J & J SECURITIES LIMITED

Equipment and vehicles, net

     Equipment and vehicles are stated at original cost less accumulated depreciation. Depreciation is computed by using the straight-line method based on the estimated lives of the depreciable assets.

     Expenditures for maintenance and repairs are charged directly to the appropriate operating account at the time the expense is incurred. Expenditures determined to represent additions are capitalized. Cost of assets sold or retired and the related amounts of accumulated depreciation are eliminated from the accounts in the year of sale or retirement. Any resulting profit or loss is reflected in the statement of earnings.

Income taxes

     J&J accounted for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement and tax reporting bases of existing assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax laws. Deferred tax liabilities and assets are adjusted for the effect of a change in tax laws or rates.

     J&J has potential net operating losses (NOL's) carried forward against which a valuation reserve has been fully provided at each balance sheet date as future income tax benefit in respect of these NOL's is only available as a consequence of future income sufficient to enable the benefit to be realized.

Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Foreign currency translation

     J&J reflects the result of its operations in accordance with SFAS No. 52, "Foreign Currency Translation." To the extent there are foreign currency translation gains or losses, such gains or losses are considered unrealized and are recorded as a separate component of stockholders' equity.

4. FIXED ASSETS

                                                                       SEPTEMBER 30,
                                                                 --------------------------
                                                                    1995           1994
                                                                 -----------   ------------
    Cost
      Office equipment.......................................    $   376,080   $    293,404
      Motor vehicles.........................................        365,522        342,668
                                                                 ------------   -----------
                                                                     741,602        636,072
      Less:
         Accumulated depreciation............................        409,188        458,509
                                                                 ------------   -----------
         Balance at end of period............................    $   332,414   $    177,563
                                                                 ============   ===========

5. MORTGAGE LOANS HELD FOR INVESTMENT, NET

     The mortgage loan balance is summarized as follows:

                                                                       SEPTEMBER 30,
                                                                 --------------------------
                                                                    1995           1994
                                                                 -----------   ------------
    Mortgage loans held for investment, net..................    $55,460,242   $ 59,304,209
      Provisions for losses..................................     (8,803,037)   (10,353,557)
                                                                 -----------    -----------
      Balance, end of year...................................    $46,657,205   $ 48,950,652
                                                                 ===========    ===========

                            J & J SECURITIES LIMITED

     The activity in the reserve for mortgage loans is summarized as follows:

                                                           FOR THE YEAR ENDED SEPTEMBER
                                                                       30,
                                                           ----------------------------
                                                              1994             1993
                                                           -----------     ------------
        Balance, beginning of year.......................  $13,000,982     $ 12,824,868
          Provision for losses...........................    1,766,313        3,140,497
          Charge-offs....................................   (4,979,321)      (2,963,312)
          Effects of foreign exchange....................      565,583           (1,071)
                                                           -----------      -----------
             Balance, end of year........................  $10,353,557     $ 13,000,982
                                                           ===========      ===========

6. INCOME TAXES

     The net provision for income taxes as presented in the statements of operations for the years ended September 30, 1995 and 1994 is as follows:

                                                                  FOR THE YEAR ENDED
                                                                    SEPTEMBER 30,
                                                           --------------------------------
                                                             1995       1994         1993
                                                           --------   --------     --------
    Current (provision)/credit...........................        --   $140,948           --
                                                           ========   ========     ========

7. EXTRAORDINARY GAIN

     On November 20, 1995, J&J entered into an agreement with its bankers to extinguish the long-term loan (see Note 8). This resulted in an extraordinary gain of $19,375,677 net of taxes ($22,165,677 less applicable deferred income taxes of $2,790,000).

8. LONG-TERM LOAN

     J&J has a term loan with a bank secured by its mortgage portfolio. The interest rate is 21 1/2% above the bank's prime rate. The aggregate amount of the bank debt maturing at September 30 in each of the next five years and thereafter is as follows:

                               YEAR ENDING SEPTEMBER 30,                        AMOUNT
            ----------------------------------------------------------------  -----------
            1996............................................................  $12,345,060
            1997............................................................   12,345,060
            1998............................................................   12,345,060
            1999............................................................    6,769,528
            2000............................................................           --
                                                                              -----------
                                                                              $43,804,708
                                                                              ===========

     Subsequent to the year end, on November 20, 1995 (see Note 11), J&J entered into an agreement with its bankers to discharge the liability at that time which resulted in an extraordinary gain arising from the extinguishment of part of this debt (see Note 7). The new loan facilities included a three year term loan of $28.5 million and a $7.9 million demand note. Interest on each of the new facilities bears interest at a variable rate of 2.5% over the lender's prime rate.

9. DIRECTORS' INTEREST IN TRANSACTIONS

     A J&J director is a partner in a legal practice which provided legal and management services to J&J for fees of $516,825, $386,296 and $604,392 for the years ended September 30, 1995, 1994 and 1993, respectively.

                            J & J SECURITIES LIMITED

     A J&J director is a beneficial shareholder in Latchglen Limited trading as London Trust Securities which received introductory commissions of $136,209, $138,922 and $47,698 for the years ended September 30, 1995, 1994 and 1993, respectively.

10. COMMITMENTS UNDER OPERATING LEASES

     J&J leases premises under operating leases with various expiration dates. Minimum annual rental payments at September 30, 1995 are as follows:

        1996..............................................................  $105,860
        1997..............................................................   105,860
        1998..............................................................   105,860
        1999..............................................................    31,600
        2000..............................................................    31,600
        Thereafter........................................................    31,600
                                                                            --------
                                                                            $412,380
                                                                            ========

     Rent expenses for office space amounted to $72,456, $47,519 and $54,525 for the years ended September 30, 1995, 1994 and 1993, respectively.

11. POST BALANCE SHEET EVENTS

     On November 20, 1995, J&J's indebtedness to its previous principal bankers, The National Mortgage Bank Plc, was repaid in full after agreement for the forgiveness of a certain amount of the debt outstanding.

     On April 23, 1996 J&J was acquired by City Mortgage Corporation Limited. From that date J&J ceased its lending operations while continuing to incur certain incidental expenditures. It is anticipated that as of September 30, 1996, J&J will be wholly-dormant.

                           HERITABLE FINANCE LIMITED

                         REPORT OF INDEPENDENT AUDITORS

Auditors' report to:
The members of Heritable Finance Limited

     We have audited the accompanying consolidated statements of financial condition of Heritable Finance Limited and subsidiaries as of December 31, 1995 and 1994 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with United States generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Heritable Finance Limited and subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1995, in conformity with United States generally accepted accounting principles.

KPMG
Chartered Accountants
Registered Auditors

London, United Kingdom
April 2, 1996

                           HERITABLE FINANCE LIMITED

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                             (DOLLARS IN THOUSANDS)

                                                             MARCH 31,    DECEMBER 31,   DECEMBER 31,
                                                               1996           1995           1994
                                                            -----------   ------------   ------------
                                                            (UNAUDITED)
ASSETS
  Cash....................................................    $     --      $     47       $     58
  Accrued interest receivable.............................       1,755         1,699          1,583
  Unamortized fees........................................       4,279         3,962          2,982
  Accounts receivable.....................................         217           379            799
  Mortgage loans held for investment, net.................     176,001       172,702        159,806
  Furniture, equipment and vehicles, net..................         609           588            524
  Other assets............................................       1,916         2,125          2,142
                                                              --------      --------       --------
          Total assets....................................    $184,777      $181,502       $167,894
                                                              ========      ========       ========
LIABILITIES
  Accounts payable and other liabilities..................    $  2,383      $  1,678       $  1,588
  Income taxes payable....................................       3,045         2,127          1,095
  Due to The Heritable and General Investment Bank
     Limited..............................................     171,415       171,028        163,037
  Due to City Mortgage Corporation........................          --            --             --
  Negative goodwill.......................................       1,797         1,882          2,116
                                                              --------      --------       --------
          Total liabilities...............................     178,640       176,715        167,836
                                                              --------      --------       --------
STOCKHOLDERS' EQUITY
  Common stock 1,000 L1.00 par value "A" ordinary shares
     authorized, issued and outstanding in 1996, 1995 and
     1994.................................................           2             2              2
  Common Stock, 9,000 L1.00 par value "B" ordinary shares
     authorized, issued and outstanding in 1996, 1995 and
     1994.................................................          14            14             14
  Foreign currency translation adjustment.................         (78)            7             86
  Retained earnings(deficit)..............................       6,199         4,764            (44)
                                                              --------      --------       --------
  Total stockholders' equity..............................       6,137         4,787             58
                                                              --------      --------       --------
          Total liabilities and stockholders' equity......    $184,777      $181,502       $167,894
                                                              ========      ========       ========

          See accompanying notes to consolidated financial statements

                           HERITABLE FINANCE LIMITED

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                    FOR THE THREE MONTHS ENDED                FOR THE YEAR ENDED
                                    ---------------------------   ------------------------------------------
                                     MARCH 31,       MARCH 31,    DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                       1996            1995           1995           1994           1993
                                    -----------     -----------   ------------   ------------   ------------
                                    (UNAUDITED)     (UNAUDITED)
REVENUES
  Interest income.................    $ 6,256         $ 6,014       $ 25,842       $ 17,978       $ 16,608
  Fee and commission income.......      1,506           1,133          4,530          3,846          2,355
                                    -----------     -----------   ------------   ------------   ------------
       Total revenues.............      7,762           7,147         30,372         21,824         18,963
                                    -----------     -----------   ------------   ------------   ------------
EXPENSES
  Salaries and employee
     benefits.....................      1,193           1,155          4,017          2,980          1,903
  Interest expense................      2,859           2,843         12,278          7,644         11,339
  Fee and commission expenses.....      1,306             950          4,456          2,776          1,209
  Other operating expenses........        294             788          2,455          4,071          4,881
  Release of general provisions on
     sale of loans................         --              --             --             --             --
                                    -----------     -----------   ------------   ------------   ------------
       Total expenses.............      5,652           5,736         23,206         17,471         19,332
                                    -----------     -----------   ------------   ------------   ------------
EARNINGS (LOSS) BEFORE INCOME
  TAXES...........................      2,110           1,411          7,166          4,353           (369)
  Provision (credit) for income
     taxes........................        675             448          2,358          1,191            (84)
                                    -----------     -----------   ------------   ------------   ------------
NET EARNINGS (LOSS)...............    $ 1,435         $   963       $  4,808       $  3,162       $   (285)
                                    =========       =========     ==========     ==========     ==========
  Earnings (loss) per share.......    $143.50         $ 96.30       $ 480.80       $ 316.20       $ (28.50)
                                    =========       =========     ==========     ==========     ==========
  Weighted average number of
     shares outstanding...........     10,000          10,000         10,000         10,000         10,000
                                    =========       =========     ==========     ==========     ==========

          See accompanying notes to consolidated financial statements.

                           HERITABLE FINANCE LIMITED

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)

                                                                                            FOREIGN
                                                                             RETAINED       CURRENCY
                                                               COMMON       EARNINGS/      TRANSLATION
                                                               STOCK        (DEFICIT)      ADJUSTMENT      TOTAL
                                                               ------       ----------     ----------     -------
BALANCE AT DECEMBER 31, 1992..............................     $    16       $   990        $    --       $ 1,006
Net loss..................................................          --          (285)            --          (285)
Foreign currency translation adjustment...................          --            --            (20)          (20)
                                                               -------       -------        -------       -------
BALANCE AT DECEMBER 31, 1993..............................          16           705            (20)          701
Net earnings..............................................          --         3,162             --         3,162
Dividend paid in year.....................................          --        (3,911)            --        (3,911)
Foreign currency translation adjustment...................          --            --            106           106
                                                               -------       -------        -------       -------
BALANCE AT DECEMBER 31, 1994..............................          16           (44)            86            58
Net earnings..............................................          --         4,808             --         4,808
Foreign currency translation adjustment...................          --            --            (79)          (79)
                                                               -------       -------        -------       -------
BALANCE AT DECEMBER 31, 1995..............................          16         4,764              7         4,787
Net earnings (unaudited)..................................          --         1,435             --         1,435
Foreign currency translation adjustment(unaudited)........          --            --            (85)          (85)
                                                               -------       -------        -------       -------
BALANCE AT MARCH 31, 1996 (UNAUDITED).....................     $    16       $ 6,199        $   (78)      $ 6,137
                                                               =======       =======        =======       =======

          See accompanying notes to consolidated financial statements.

                           HERITABLE FINANCE LIMITED

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                       FOR THE
                                                 THREE MONTHS ENDED                 FOR THE YEAR ENDED
                                                ---------------------     ------------------------------------------
                                                 MARCH 31,    MARCH 31,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                   1996        1995          1995           1994           1993
                                                -----------  -----------  ------------   ------------   ------------
                                                (UNAUDITED)  (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings (loss).........................   $  1,435    $    963      $  4,808       $  3,162       $   (285)
       Adjustments to reconcile net earnings
          to net cash provided by (used in)
          operating activities:
          Depreciation and amortization.......        (12)        (14)           59            262            324
          Income taxes payable................        918         242         1,071            301             27
          Provision for losses................        548       1,483           797          2,236         (1,141)
          (Gain) loss on disposal of fixed
            assets............................         --          (4)           13            (20)            49
       Net changes in operating assets and
          liabilities:
          Other...............................       (234)      9,238          (566)        (2,683)           328
          (Increase) decrease in accrued
            interest receivable...............        (57)       (179)         (115)          (952)           193
                                                 --------    --------      --------       --------       --------
            Net cash provided by (used in)
               operating activities...........      2,598      11,729         6,067          2,306           (505)
                                                 --------    --------      --------       --------       --------
Cash flows from investing activities:
  Payment for acquisition of former
     associate................................         --          --            --           (912)            --
  Mortgage originations.......................    (13,277)    (17,945)      (47,145)       (31,995)            --
  Mortgage repayments.........................      9,430       1,942        33,452         23,636         24,038
  Net purchases of equipment..................        (95)       (102)         (376)          (224)          (249)
                                                 --------    --------      --------       --------       --------
  Net cash (used in) provided by investing
     activities...............................     (3,942)    (16,105)      (14,069)        (9,495)        23,789
                                                 --------    --------      --------       --------       --------
Cash flows from financing activities:
  Dividends paid..............................         --          --            --         (3,911)            --
  Increase (decrease) in amounts due to: The
     Heritable and General Investment Bank
     Limited..................................        387       3,663         7,991         10,720        (23,265)
                                                 --------    --------      --------       --------       --------
Net cash provided by (used in) financing
  activities..................................        387       3,663         7,991          6,809        (23,265)
                                                 --------    --------      --------       --------       --------
Net increase (decrease) in cash...............       (957)       (713)          (11)          (380)            19
Cash at the beginning of the period...........         47          58            58            438            419
                                                 --------    --------      --------       --------       --------
Cash at the end of the period.................   $   (910)   $   (655)     $     47       $     58       $    438
                                                 ========    ========      ========       ========       ========
Supplemental disclosure of cash flow
  information:
  Income taxes paid (recovered)...............         --          --      $  1,479       $    342       $   (951)
                                                 ========    ========      ========       ========       ========
  Interest paid...............................   $  2,859    $  2,843      $ 12,278       $  7,644       $ 11,339
                                                 ========    ========      ========       ========       ========

          See accompanying notes to consolidated financial statements.

                           HERITABLE FINANCE LIMITED

                         NOTES TO FINANCIAL STATEMENTS
                MARCH 31, 1996 (UNAUDITED) AND 1995 (UNAUDITED)
                      AND DECEMBER 31, 1995, 1994 AND 1993

1. ORGANIZATION

     Heritable Finance Limited ("the Company") is a consumer finance company that engages in the business of providing mortgage loans secured primarily by family residences in the UK. The majority of the Company's loans are second mortgages made to owners of single family residences who use the loan proceeds for such purposes as debt consolidation and financing of home improvements, amongst others.

     For the purposes of these financial statements the Group is defined as Heritable Finance Limited and its subsidiary companies. The principal subsidiaries at December 31, 1995, which are all registered in England and Wales, are wholly owned, and are listed below:

Undertaking

Assured Funding Corporation Limited
Greyfriars Financial Services Limited
Heritable Capital Plan Limited
Home and Family Finance Limited
Home Mortgage Corporation Limited
Home Mortgages Limited
Homestead Finance Limited
Secured Funding Limited

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of preparation

     The financial statements have been prepared in conformity with generally accepted accounting principles. The preparation of the financial statements requires the management of the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as at the date of the financial statements and the reported revenues and expenses for the reported periods. Actual results could differ from those estimates.

Unaudited information

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring accruals, considered necessary for a fair presentation of the results for the interim period have been included. Operating results for the three months ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. The interim period financial statements for the three months ended March 31, 1996 and 1995 have been presented to provide the latest comparative financials available prior to the June 14, 1996 acquisition as described in Note 11, "Subsequent Events."

Combination

     The Group financial statements consolidate those of the Company and its subsidiary companies as at December 31, 1995, 1994 and 1993.

                           HERITABLE FINANCE LIMITED

     The consideration paid for companies acquired is allocated to each class of tangible net asset on the basis of the fair value to the Group of those assets at the date of acquisition. The excess of the purchase consideration over the fair value of the tangible net assets at the date of acquisition is capitalised as goodwill and is amortized over a period not exceeding ten years.

     Where the purchase consideration is less than the fair value of the tangible net assets acquired, negative goodwill is recognized which is allocated against the fair value of any non-current assets acquired. Where non-current assets are subsequently reduced to zero or, where there are no non-current assets to allocate negative goodwill against, the balance is carried forward and amortized over a period not exceeding ten years.

     All significant intercompany transactions and balances among the consolidated entities have been eliminated.

Non-origination fees and commission income

     Non-origination fees and commission income are recognized when earned and have either been paid or are considered to be recoverable with reasonable certainty.

Origination fees and costs

     Origination fees and costs are recognized over the life of the loan to yield a result which is not materially different from that arising from the application of SFAS No. 91. Costs incurred in granting each advance are individually identified, and are amortized in proportion to income earned on the advance over its term. In the event of early repayment, any unamortized costs relating to that loan are written off immediately. The total of unamortized cost at the balance sheet date is included in advances to customers.

Bad and doubtful debts

     An allowance for bad and doubtful debts is recorded on loans which fall more than four installments in arrears. Specific provisions are also provided on the unsecured value of loans (which may be fully performing) to the extent that there is a shortfall in security, and also where the outstanding loan balance taken as a whole represents in excess of 150% of the loan balance at inception. When there is no prospect of recovery, outstanding debt is written off.

     In addition, general provisions are made having regard to the overall size and characteristics of the Group's loan portfolio.

Furniture, equipment and vehicles, net

     Furniture, equipment and vehicles, net are stated at original cost less accumulated depreciation and amortization. Depreciation is computed principally by using the straight line method based on the estimated lives of the depreciable assets which are between three and five years.

     Expenditures for maintenance and repairs are charged directly to the appropriate operating account at the time the expense is incurred. Expenditures determined to represent additions and betterments are capitalized. The cost of assets sold or retired and the related amounts of accumulated depreciation are eliminated from the accounts in the year of sale or retirement. Any resulting profit or loss is reflected in the statement of operations.

Mortgage loans held for investment, net

     Interest income includes income from mortgage loans held for investment, and is recognized on an accrual basis.

                           HERITABLE FINANCE LIMITED

     SFAS No. 114 "Accounting by Creditors for Impairment of a Loan" (SFAS No.
114) as amended by SFAS No. 118 "Accounting by Creditors for Impairment of a Loan -- Income Recognition and Disclosures" (SFAS No. 118) is effective for accounting periods beginning after December 15, 1994. SFAS No. 114 addresses accounting by creditors for impairment of a loan by specifying how allowances for credit losses for certain loans should be determined. A loan is impaired when it is probable that the creditor will be unable to collect all amounts in accordance with the contractual terms of the loan agreement. As an expedient, impairment is measured based on the fair value of the loan's collateral. The adoption of these standards had no material impact on the financial statements.

     At December 31, 1995, the Group's net investment in impaired loans was $36,097,950 after specific provisions of $13,004,578. The average net investment during 1995 in such loans was $41,381,164. Each investment in impaired loans is provided an allowance for loan losses. These disclosures are based on the Group's provisioning policy as described above.

Income Taxes

     United Kingdom corporation tax and overseas taxes are provided, at appropriate rates, on the taxable profits for the year.

Fair value of financial instruments

     SFAS No. 107 "Disclosures about Fair Value of Financial Instruments" (SFAS No. 107) requires disclosure of fair value information about financial instruments, whether or not recognized in the statement of financial condition for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair value is based upon estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and the estimated future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realised in immediate settlement of the instrument. SFAS 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amount does not represent the underlying value of the Company.

     The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value.

Cash

     The carrying amount of cash on hand is considered to be a reasonable estimate of fair market value.

Mortgage loans held for investment

     The carrying value of loans held for investment is considered to be a reasonable estimate of the fair market value.

Foreign currency translation

     The functional currency of the Group is pounds' sterling. Assets and liabilities are translated to US dollars at rates current on December 31. Profit and loss items are translated at average rates of exchange for the period. Exchange differences arising from translation are reported as a component of shareholders' equity.

                           HERITABLE FINANCE LIMITED

3. INCOME TAXES

     The provision for income taxes is summarized as follows:

                                                                   DECEMBER 31,   DECEMBER 31,
                                                                       1995           1994
                                                                    DOLLARS IN     DOLLARS IN
                                                                    THOUSANDS      THOUSANDS
                                                                   ------------   ------------
    Current:
      UK corporation tax.........................................     $1,697         $1,003
      Deferred...................................................        430             92
                                                                      ------         ------
                                                                      $2,127         $1,095
                                                                      ======         ======

     The reconciliation of income tax computed at the UK corporation tax rate to the effective income tax rate is as follows:

                                                                   DECEMBER 31,   DECEMBER 31,
                                                                       1995           1994
                                                                   ------------   ------------
    UK corporation tax rate......................................       33.0%          33.0%
    Release of deferred tax valuation allowance..................         --           (6.3)
    Other........................................................       (0.1)           0.7
                                                                        ----           ----
                                                                        32.9%          27.4%
                                                                        ====           ====

     Deferred taxes are summarized as follows:

                                                                 DECEMBER 31,     DECEMBER 31,
                                                                     1995             1994
                                                                  DOLLARS IN       DOLLARS IN
                                                                  THOUSANDS        THOUSANDS
                                                                 ------------     ------------
    Deferred tax liabilities
      Arising from tax treatment of acquisition costs........       $1,110           $ 681
                                                                    ------           -----
    Gross deferred tax assets
      Capital allowances and depreciation....................           55              47
         General provision...................................          594             542
         Other...............................................           31              --
                                                                    ------           -----
                                                                       680             589
                                                                    ------           -----
    Net deferred tax liabilities.............................       $  430           $  92
                                                                    ======           =====

                           HERITABLE FINANCE LIMITED

4. RESERVE FOR LOSSES

     The activity in the reserve for losses on mortgage loans held for investment is summarized as follows:

     Specific reserve

                                                                  FOR THE YEAR ENDED
                                                                     DECEMBER 31,
                                                    ----------------------------------------------
                                                        1995             1994             1993
                                                     DOLLARS IN       DOLLARS IN       DOLLARS IN
                                                     THOUSANDS        THOUSANDS        THOUSANDS
                                                    ------------     ------------     ------------
    Balance at beginning of year..................     $12,267          $ 4,844         $ 5,726
    Acquisition of former associate company.......          --            5,029              --
    Provision for losses..........................       4,380            4,890           2,883
    Charge-offs...................................      (3,002)          (2,646)         (3,430)
    Recoveries....................................        (533)            (271)           (215)
    Foreign currency translation adjustment.......        (107)             421            (120)
                                                       -------          -------         -------
    Balance at end of year........................     $13,005          $12,267         $ 4,844
                                                       =======          =======         =======

     General Reserve

                                                                  FOR THE YEAR ENDED
                                                                     DECEMBER 31,
                                                    ----------------------------------------------
                                                        1995             1994             1993
                                                     DOLLARS IN       DOLLARS IN       DOLLARS IN
                                                     THOUSANDS        THOUSANDS        THOUSANDS
                                                    ------------     ------------     ------------
    Balance at beginning of year..................      $1,729          $  851           $1,108
    Acquisition of former associate company.......          --             685               --
    Provision for losses..........................          87             126             (234)
    Foreign currency translation adjustment.......         (15)             67              (23)
                                                        ------          ------           ------
    Balance at end of year........................      $1,801          $1,729           $  851
                                                        ======          ======           ======

     The amounts in the reserve for losses are expressed gross. The Company continues to record interest on impaired assets as an addition to the related mortgage loan balance. The amount of interest credited on these loans amounted to $3,649,561, $2,562,669 and $1,620,863 for the years ended December 31, 1995,
1994 and 1993, respectively. However, except to the extent that each is received, these amounts are offset by a corresponding charge to the reserve for losses, such that the net balance of mortgage loans held for investment after deducting the reserve for losses remains unchanged.

                           HERITABLE FINANCE LIMITED

5. FURNITURE, EQUIPMENT AND VEHICLES, NET

     Furniture, equipment and vehicles, net at cost are summarized as follows:

                                                                 DECEMBER 31,     DECEMBER 31,
                                                                     1995             1994
                                                                  DOLLARS IN       DOLLARS IN
                                                                  THOUSANDS        THOUSANDS
                                                                 ------------     ------------
    Furniture..................................................     $   65          $   305
    Equipment..................................................        710            1,628
    Vehicles...................................................        335              302
                                                                     -----           ------
                                                                     1,110            2,235
    Less: accumulated depreciation.............................       (522)          (1,711)
                                                                    ------          -------
    Furniture, equipment and vehicles, net.....................     $  588           $  524
                                                                    ======           ======

6. AMOUNTS OWED TO THE HERITABLE AND GENERAL INVESTMENT BANK

                                                                 DECEMBER 31,     DECEMBER 31,
                                                                     1995             1994
                                                                  DOLLARS IN       DOLLARS IN
                                                                  THOUSANDS        THOUSANDS
                                                                 ------------     ------------
    Advances from The Heritable and General Investment Bank
      Limited................................................      $170,766         $158,684
    Group relief payable.....................................           262              442
    Dividend payable.........................................            --            3,911
                                                                   --------         --------
                                                                   $171,028         $163,037
                                                                   ========         ========

     At December 31, 1995, advances of $152,494,819 bear interest at market rates based on the three-month LIBOR rate plus a margin of 0.9%. The remaining $18,270,997 bears no interest.

7. ACQUISITION OF HOME MORTGAGES LIMITED

     On July 29, 1994, Heritable Finance Limited acquired the entire share capital of Home Mortgages Limited.

     The acquisition was accounted for under the purchase method of accounting. The excess of the fair value of tangible net assets acquired over the consideration paid gave rise to negative goodwill of $2,159,838 which has been carried forward as a deferred credit and is being amortized over a period of ten years.

8. EMPLOYEE BENEFIT PLAN

     Heritable Finance Limited is a member of a non-contributory defined benefits pension plan, The Heritable Group Retirement and Death Benefits Scheme. Employees become eligible to join the plan following a probationary employment period of six months and a minimum age of twenty-five years.

     During the years ended December 31, 1995, 1994 and 1993, respectively, $507,578, $436,578 and $394,242 were recognized as pension costs in the profit and loss account.

9. CONCENTRATION OF RISK

     The Company operates as a mortgage provider in the UK domestic market with various regional concentrations and is therefore vulnerable to fluctuations in the UK housing market. For the year ended

                           HERITABLE FINANCE LIMITED

December 31, 1995 and 1994, there were no customers who individually accounted for 10% or more of total revenues.

10. SUBSEQUENT EVENTS

     At December 31, 1995, the Company was owned by The Heritable and General Investment Bank Limited whose ultimate parent company was CoreStates Financial Corp., a company incorporated in the US.

     On June 14, 1996, Heritable Finance Limited was acquired by City Mortgage Corporation Limited, an indirect wholly-owned subsidiary of Cityscape Financial Corp., in exchange for cash and shares of that company's common stock.

     Cityscape Financial Corp. is a US incorporated consumer finance company, engaged in the business of originating, purchasing, selling and servicing mortgage loans secured primarily by one- to four-family residences.

11. COMMITMENTS AND CONTINGENCIES

Operating Leases

     The Company leases premises and equipment under operating leases with various expiration dates. Both leases are subject to renegotiation every five years. Minimum annual rental payments at December 31, 1995 are as follows:

                                                                                 DOLLARS IN
                                    YEAR ENDED                                   THOUSANDS
    ---------------------------------------------------------------------------  ----------
    1996.......................................................................    $  331
    1997.......................................................................       331
    1998.......................................................................       331
    1999.......................................................................       331
    2000.......................................................................       331
    Thereafter.................................................................     3,338
                                                                                   ------
    Total......................................................................    $4,993
                                                                                   ======

     Rent expense for office space amounted to $333,070, $265,188 and $316,962 for the years ended December 31, 1995, 1994 and 1993, respectively.

Litigation

     In the normal course of business, the Company is subject to various legal proceedings and claims, the resolution of which, in management's opinion, will not have a material adverse effect on the consolidated statements of financial condition or on the related consolidated statements of operations, stockholders' equity and cash flows of the Company.

12. LOAN COMMITMENTS

     At December 31, 1995 and 1994 there were no material undrawn loan commitments.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The following table sets forth the name, age and position with the Company of each person who is an executive officer or director of the Company or its subsidiaries.

NAME                           AGE                   POSITIONS WITH THE COMPANY
----                           ---                   --------------------------
Robert Grosser                  39        Chairman of the Board, Chief Executive Officer,
                                          President and Director; President and Director of CSC;
                                          Director of CSC-UK
Robert C. Patent                46        Vice Chairman of the Board, Executive Vice President,
                                          Treasurer and Director; Executive Vice President,
                                          Treasurer, Assistant Secretary and Director of CSC;
                                          Director of CSC-UK
Asher Fensterheim               67        Director; Director of CSC
Jonah L. Goldstein              61        General Counsel and Director; General Counsel and
                                          Director of CSC; Secretary and Director of CSC-UK
Arthur P. Gould                 79        Director
Hollis W. Rademacher            61        Director
Robert M. Stata                 39        Director; Senior Vice President/Originations and
                                          Director of CSC
Cheryl P. Carl                  44        Secretary; Senior Vice President/Operations, Secretary
                                          and Director of CSC
Steven P. Weiss                 40        Senior Vice President/Sales and Director of CSC
Eric S. Goldstein               35        Senior Vice President/Loan Servicing of CSC
Tim S. Ledwick                  39        Chief Financial Officer; Senior Vice President, Chief
                                          Financial Officer of CSC
Robert J. Blackwell             58        Senior Vice President/Title I Division of CSC
Steven M. Miller                41        Senior Vice President/Managing Director of CSC

CSC-UK:
David A. Steene                 37        Director; Managing Director and Director of CSC-UK
Martin H.S. Brand               60        Lending Director and Director of CSC-UK
Gerald Epstein                  47        Financial Director and Director of CSC-UK

    Director and officer positions of CSC and CSC-UK are currently for a term of one year. Effective with the Company's 1996 annual meeting of stockholders held on June 12, 1996, the Board of Directors of the Company has been divided into three classes as nearly equal in size as is practicable and directors of the Company serve staggered terms of three years. Executive officers of the Company, CSC and CSC-UK are appointed by their respective Boards of Directors. The name and business experience during the past five years of each director and executive officer of the Company are described below:

    Robert Grosser has been Chief Executive Officer, President and a Director of the Company since April 1994 and its Chairman of the Board since September 1995. Mr. Grosser has also served in each of these offices of CSC since he founded the organization in 1985. Mr. Grosser has served as a Director of CSC-UK since its formation. Mr. Grosser currently serves on the board of the National Home Equity Mortgage Association. Mr. Grosser is the son-in-law of Asher Fensterheim.

    Robert C. Patent has been Executive Vice President and a Director of the Company since April 1994, Treasurer since June 1995 and the Vice Chairman of its Board since September 1995. Mr. Patent also has served as Executive Vice President and as Director of CSC since October 1990 and as Treasurer since January 1994. Mr. Patent has served as a Director of CSC-UK since its formation. Mr. Patent currently serves as President of Colby Capital Corp. and as a director of New York Federal Savings Bank, a federally chartered thrift institution located in New York City.

    Asher Fensterheim has been a Director of the Company since June 1995. Mr. Fensterheim has served as a Director of CSC since January 1995. Mr. Fensterheim is an attorney in the State of New York who specializes in consumer and commercial finance, real estate, mortgage banking and related areas. From 1988 to 1993, he was a partner with Fink Weinberger P.C. Since 1994, he is the sole shareholder of Asher Fensterheim P.C. which renders legal services to the Company. Mr. Fensterheim is the father-in-law of Robert Grosser.

    Jonah L. Goldstein has been General Counsel of the Company since September 1995 and a Director since June 1995. Mr. Goldstein served as a consultant to CSC from December 1993 through June 1995 and has served as a Director since January 1995 and as General Counsel since January 1996. Effective July 1, 1995, Mr. Goldstein entered into an employment agreement with the Company. Mr. Goldstein also has served as Secretary and as a Director of CSC-UK since its formation. From its formation in 1980 until its acquisition by CSC in 1994, Mr. Goldstein was President and Chairman of Astrum, a mortgage banker. Mr. Goldstein currently serves as Chairman and Director of Advance Abstract Corp., a company that sells title insurance. He is also sole shareholder of Jonah L. Goldstein, P.C. Mr. Goldstein is the father of Eric S. Goldstein.

    Arthur P. Gould has been a Director of the Company since June 1995. Since 1973, Mr. Gould has served as President of Arthur P. Gould & Co., an investment firm (formerly a division of Inter-Regional Financial Group Inc.). Previously, Mr. Gould was President of Golden Shield Corporation, a subsidiary of General Telephone & Electronics Corporation and then President, Corporate Development Division of Laidlaw & Co. Incorporated and Vice President and Director of Laidlaw & Co. Incorporated.

    Hollis W. Rademacher has been a Director of the Company since June 1995. Currently, Mr. Rademacher is actively involved in a variety of financial consulting and corporate director capacities. Mr. Rademacher serves as a director of four suburban Chicago area banks, Hinsdale Bank and Trust, Hinsdale, Illinois, North Shore Community Bank and Trust, Wilmette, Illinois, Lake Forest Bank and Trust, Lake Forest, Illinois and Libertyville Bank and Trust, Libertyville, Illinois, and several other closely held organizations in the financial service, distribution and real estate industries. He also serves as Director of Schawk, Inc., a public company engaged in producing molded plastic products and pre-press services and products for printed packaging applications. From 1988 to 1993, Mr. Rademacher served as Chief Financial Officer of Continental Bank Corp.

    Robert M. Stata has been a Director of the Company since June 1995. Mr. Stata also has served as Vice President of CSC, responsible for lending originations, since November 1992 and as Director and as Vice President/Originations of CSC since January 1994. Mr. Stata was promoted to Senior Vice President/Originations of CSC in June 1996. Mr. Stata was the President/Founder of Suburban Equity Corp., a mortgage banker specializing in non-conventional loans, from 1985 to 1992.

    Cheryl P. Carl has been Secretary of the Company since June 1994. Ms. Carl also has served as Vice President/Operations of CSC since January 1994, Secretary of CSC since June 1994 and as Assistant Treasurer and as Director of CSC since January 1995. Ms. Carl was promoted to Senior Vice President/Operations of CSC in June 1996. From its formation in 1980 until its acquisition by CSC in 1994, Ms. Carl was Executive Vice President and Director of Astrum, a mortgage banker specializing in non-conventional loans. Ms. Carl also is a Director and Secretary of Advance Abstract Corp., a company that sells title insurance.

    Steven P. Weiss has been Vice President/Sales of CSC since January 1994 and a Director of CSC since January 1995. Mr. Weiss was promoted to Senior Vice President/Sales of CSC in June 1996. From June 1993 to December 1993, Mr. Weiss held the position of Vice President of Astrum, a mortgage banker specializing in non-conventional loans. From 1989 to 1993, Mr. Weiss was founder and President of Record Research, a title search company, and President of County Seat Capital Corporation, a broker of non-conventional loans.

    Eric S. Goldstein has been Vice President/Loan Servicing of CSC since January 1994. Mr. Goldstein was promoted to Senior Vice President/Loan Servicing of CSC in June 1996. From 1987 to 1993, Mr. Goldstein was Vice President of Astrum, a mortgage banker specializing in non-conventional loans. Mr. Goldstein is the son of Jonah L. Goldstein.

    Tim S. Ledwick has been Chief Financial Officer of the Company since March 1995. Mr. Ledwick also has served as Vice President, Chief Financial Officer of CSC since September 1994. Mr. Ledwick was promoted to Senior Vice President of CSC in March 1997. From 1992 until 1994, Mr. Ledwick was Vice
President/Controller-Subsidiaries and from 1989 until 1992 was Controller-Subsidiaries for River Bank America.

    Robert J. Blackwell has been Vice President/Title I Division of CSC since January 1996. In August 1996, Mr. Blackwell was promoted to Senior Vice President/Title I Division of CSC. From 1985 to 1995, Mr. Blackwell was the Executive Vice President, Chief Operating Officer and a Director of Alliance Funding Company, presently a division of Superior Bank F.S.B.

    Steven M. Miller has been Senior Vice President/Managing Director of CSC since March 1997. Mr. Miller's responsibilities include direction of the Company's securitizations and capital markets and strategic planning activities. Previously, Mr. Miller was Senior Vice President and Co-Head of the Asset Backed Group of Greenwich Capital Markets, Inc. Mr. Miller became a Senior Vice President at Greenwich Capital Markets, Inc. in 1992 and in May 1995 he was also appointed Co-Head of the Asset Backed Group. Prior to that time, Mr. Miller was a Vice President at Greenwich Markets, Inc.

CSC-UK:

    David A. Steene has been a Director of the Company since October 1995. Mr. Steene also has served as Managing Director and as Director of CSC-UK since its formation. Mr. Steene was an equity partner of Brand Montague, Solicitors from September 1985 to September 1994. Mr. Steene was an elected member of Elstree Ward, Hertsmere Borough Council from May 1991 to May 1995, serving as Vice Chairman of the Planning Committee in 1992 and Chairman of the Housing Committee in 1993.

    Martin H.S. Brand has been Lending Director and a Director of CSC-UK since its formation. Mr. Brand served as a director of Metropolitan Mortgage Corporation Ltd. from 1986 to 1993. Mr. Brand was a partner of Brand Montague, Solicitors from March 1960 until September 1994.

    Gerald Epstein has been Financial Director and a Director of CSC-UK since its formation. Since 1972, Mr. Epstein has been a senior partner of Downham Train Epstein, a general accounting practice, where he specializes in tax and corporate finance. Mr. Epstein is also a director and shareholder of DTE Insurance Services Limited.

BOARD OF DIRECTORS

    In September 1995, the Company created a compensation committee, an audit committee, a stock option plan committee and a stock purchase plan committee of the Board of Directors. Messrs. Grosser, Patent, Goldstein and Stata were appointed to the compensation committee, Messrs. Gould, Rademacher and Patent were appointed to the audit committee and Messrs. Rademacher and Fensterheim were appointed to the stock option plan committee and the stock purchase plan committee.

    Directors who are not employees of the Company receive stock options pursuant to the Company's 1995 Non-Employee Directors Stock Option Plan (the "Directors Plan"). The Directors Plan provides for automatic grants of an option to purchase 40,000 shares of Common Stock to the Company's eligible non-employee directors upon their election to the Board of Directors of the Company. Each eligible non-employee director is granted an additional option, subject to certain restrictions, to purchase 6,000 shares of Common Stock on each anniversary of his or her election so long as he or she remains an eligible non-employee director of the Company. The exercise price of any options granted under the Directors Plan is the fair market value of the Common Stock on the date of grant. No more than 400,000 shares of Common Stock may be issued upon exercise of options granted under the Directors Plan, subject to adjustment to reflect stock splits, stock dividends and similar capital stock transactions. Options may be granted under the Directors Plan until June 1, 2005.

    In addition, non-employee directors of the Company receive an annual retainer of $10,000 (the "Annual Retainer") and are reimbursed for reasonable expenses incurred in connection with attendance at Board of Directors' meetings or committee meetings.

    On June 1, 1995 and June 12, 1996, Messrs. Gould, Rademacher and Fensterheim each were granted options to purchase 40,000 shares and 6,000 shares, respectively, of Common Stock under the Directors Plan.

    Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's executive officers, directors and greater than 10% stockholders to file initial reports of ownership (on Form 3) and periodic changes in ownership (on Forms 4 and 5) of the Company's securities with the Securities and Exchange Commission (the "Commission"). Based solely on its review of copies of such forms and such written representations regarding compliance with such filing requirements as were received from its executive officers, directors and greater than 10% stockholders, the Company believes that, other than as described in the following two sentences, all such Section 16(a) filing requirements were complied with during 1996. Mr. Tim Ledwick failed to include in his report on Form 4 filed with the Commission pursuant to Section 16(a) of the Exchange Act on February 5, 1996 relating to transactions which occurred in January 1996, options to purchase 100,000 shares of Common Stock that were granted to him in January 1996. Mr. Ledwick has amended his Form 4 to include this information by filing a Form 4 amendment on March 27, 1997. Mr. Robert Grosser failed to include in his report on Form 5 filed with the Commission pursuant to Section 16(a) of the Exchange Act on February 13, 1997 relating to transactions which occurred in December 1996, an aggregate of 1,600 shares of Common Stock held in trust for his two daughters, which shares are considered indirectly owned by Mr. Grosser. Mr. Grosser has amended his Form 5 to include this information by filing a Form 5 amendment on March 27, 1997.

    Other information required by this item is included in the section entitled "Executive Compensation and Other Information" of the Company's Proxy Statement which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the 1996 fiscal year and is incorporated herein by reference.


ITEM 11.  EXECUTIVE COMPENSATION

    The Company maintains certain employee benefit plans and programs in which its executive officers are participants. Copies of these plans and programs are incorporated by reference as Exhibit 10.12 to this report. The additional information required by this item is included in the section entitled "Executive Compensation and Other Information" of the Company's Proxy Statement which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the 1996 fiscal year and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by this item is included in the sections entitled "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management" of the Company's Proxy Statement which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the 1996 fiscal year and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by this item is included in the section entitled "Certain Relationships and Related Transactions" of the Company's Proxy Statement which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the 1996 fiscal year and is incorporated herein by reference.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a)      Documents filed as part of this report:

                  1.       Financial Statements included in Item 8:

                           a) Cityscape Financial Corp. Financial Statements:

                           Report of Independent Auditors by KPMG Peat Marwick
                           LLP

                           Report of Independent Auditors by BDO Stoy Hayward, Registered Auditors

                           Consolidated Statements of Financial Condition at December 31, 1996 and 1995

                           Consolidated Statements of Operations for the years ended December 31, 1996, 1995 and 1994

                           Consolidated Statements of Stockholders' Equity for the years ended December 31, 1996, 1995 and 1994

                           Consolidated Statements of Cash Flows for the years ended December 31, 1996, 1995 and 1994

                           Notes to Consolidated Financial Statements

                           b) J&J Securities Limited Financial Statements:

                           Report of Independent Auditors by BDO Stoy Hayward, Registered Auditors

                           Statements of Financial Condition at March 31, 1996 (unaudited) and September 30, 1995 and 1994

                           Statements of Operations for the six months ended March 31, 1996 and 1995 (unaudited) and the years ended September 30, 1995, 1994 and 1993

                           Statements of Stockholders' Equity for the six months ended March 31, 1996 (unaudited) and the years ended September 30, 1995, 1994 and 1993

                           Statements of Cash Flows for the six months ended March 31, 1996 and 1995 (unaudited) and the years ended September 30, 1995, 1994 and 1993

                           Notes to Financial Statements

                           c) Heritable Finance Limited (referred to throughout this Report as Greyfriars) Financial Statements:

                           Report of Independent Auditors by KPMG, Registered Auditors

                           Consolidated Statements of Financial Condition at March 31, 1996 (unaudited) and December 31, 1995 and 1994

                           Consolidated Statements of Operations for the three months ended March 31, 1996 and 1995 (unaudited) and the years ended December 31, 1995, 1994 and 1993

                           Consolidated Statements of Stockholders' Equity for the three months ended March 31, 1996 (unaudited) and the years ended December 31, 1995, 1994 and 1993

                           Consolidated Statements of Cash Flows for the three months ended March 31, 1996 and 1995 (unaudited) and the years ended December 31, 1995, 1994 and 1993

                           Notes to Consolidated Financial Statements

                  2.       Financial Statement Schedules:  None

                  3.       Exhibits:

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

10.10 Standby Financing and Investment Banking Services Agreement, dated as of June 24, 1994, between CSC and ContiTrade, incorporated by reference to Exhibit 10.15 to the Company's Registration Statement on Form S-1 as declared effective by the Commission on December 20, 1995.

10.11 Revolving Credit, Security, and Term Loan Agreement, dated as of June 30, 1995 among CSC, the Company, CoreStates Bank, N.A., Harris Trust and Savings Bank, NBD Bank and NatWest Bank N.A., as amended by Amendment No. 1 to the Revolving Credit Agreement, dated as of August 30, 1995, incorporated by reference to Exhibit 10.19 to the Company's Registration Statement on Form S-1 as declared effective by the Commission on December 20, 1995.

10.12        The Company's 1995 Stock Option Plan, incorporated by reference to
             Exhibit 10.20 to the Company's Registration Statement on Form S-1 as declared effective by the Commission on December 20, 1995.

10.13 The Company's 1995 Non-Employee Directors Stock Option Plan, incorporated by reference to Exhibit 10.21 to the Company's Registration Statement on Form S-1 as declared effective by the Commission on December 20, 1995.

10.14+ Mortgage Loan Purchase Agreement, dated as of May 26, 1995, between CSC-UK and Greenwich, incorporated by reference to Exhibit 10.29 to the Company's Registration Statement on Form S-1 as declared effective by the Commission on December 20, 1995.

10.15+ Letter, dated as of May 26, 1995, from Greenwich to CSC-UK regarding purchase commitment with respect to first and second mortgage loans located in the United Kingdom, incorporated by reference to Exhibit 10.30 to the Company's Registration Statement on Form S-1 as declared effective by the Commission on December 20, 1995.

10.16+ Servicing Agreement, dated as of May 26, 1995, among CSC-UK, City Mortgage Servicing Limited and Greenwich, incorporated by reference to Exhibit 10.31 to the Company's Registration Statement on Form S-1 as declared effective by the Commission on December 20, 1995.

10.17 Stock Purchase Agreement, dated as of September 29, 1995, among the Company, David Steene, Martin Brand and Gerald Epstein, incorporated by reference to Exhibit 10.32 to the Company's Registration Statement on Form S-1 as declared effective by the Commission on December 20, 1995.

10.18 Service Agreement, dated as of April 5, 1995, between CSC-UK and David Steene, incorporated by reference to Exhibit 10.33 to the Company's Registration Statement on Form S-1 as declared effective by the Commission on December 20, 1995.

10.19 Service Agreement, dated as of April 5, 1995, between CSC-UK and Martin Brand, incorporated by reference to Exhibit 10.34 to the Company's Registration Statement on Form S-1 as declared effective by the Commission on December 20, 1995.

10.20 Service Agreement, dated as of April 5, 1995, between CSC-UK and Gerald Epstein, incorporated by reference to Exhibit 10.35 to the Company's Registration Statement on Form S-1 as declared effective by the Commission on December 20, 1995.

10.21        Agreement, dated as of May 1, 1995, between CSC-UK and J.L.B.
             Equities, Inc., incorporated by reference to Exhibit 10.36 to the Company's Registration Statement on Form S-1 as declared effective by the Commission on December 20, 1995.

10.22 Stock Option Agreement, dated as of March 6, 1996, by and among the Company, CSC-UK and Messrs. Jaye and Johnson, incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed with the Commission on March 14, 1996.

10.23 Asset Purchase Agreement, dated March 6, 1996, by and among CSC-UK, J&J, UK Credit Corporation Limited ("UK Credit") and certain shareholders of UK Credit, incorporated by reference to Exhibit 2.2 to the Company's Current Report on Form 8-K filed with the Commission on March 14, 1996.

10.24+ Letter Agreement, dated as of March 28, 1996, from Greenwich International, Ltd. to CSC-UK regarding purchase commitment with respect to first and second mortgage loans located in the United Kingdom, incorporated by reference to Exhibit 10.46 to the Company's Annual Report on Form 10-K/A filed with the Commission on November 4, 1996.

10.25 Letter Agreement, dated March 28, 1996, between Greenwich and CSC-UK regarding termination of prior agreement, incorporated by reference to Exhibit 10.46 to the Company's Annual Report on Form 10-K filed with the Commission on April 1, 1996.

10.26 Agreement for the Sale and Purchase of the Entire Issued Share Capital of Heritable Group Limited, dated June 14, 1996, incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed with the Commission on June 28, 1996.

10.27 Third Amendment to Lease, dated as of April 17, 1996, between CSC and Taxter Park Associates, incorporated by reference to Exhibit
             10.53 to the Company's Quarterly Report on Form 10-Q filed with the Commission on August 14, 1996.

10.28 Lease, dated as of April 18, 1996, among The Standard Life Assurance Company, City Mortgage Servicing Limited and CSC-UK, incorporated by reference to Exhibit 10.54 to the Company's Quarterly Report on Form 10-Q filed with the Commission on August 14, 1996.

10.29 Purchase and Sale Agreement, dated June 20, 1996 and effective as of February 2, 1996, between CSC and Greenwich Capital Financial Products, Inc., incorporated by reference to Exhibit 10.55 to the Company's Quarterly Report on Form 10-Q filed with the Commission on August 14, 1996.

10.30 Lease Agreement, dated as of July 7, 1996, between CSC and Robert Martin Company, incorporated by reference to Exhibit 10.56 to the Company's Quarterly Report on Form 10-Q filed with the Commission on August 14, 1996.

10.31 Loan Agreement, dated as of August 6, 1996, between CSC and CoreStates, incorporated by reference to S-3 filed on September 9, 1996, as amended on January 30, 1997 and March 14, 1997.

10.32 Employment Agreement, dated as of January 1, 1996, between CSC and Tim S. Ledwick, incorporated by reference to S-3 filed on September 9, 1996, as amended on January 30, 1997 and March 14, 1997.

10.33 Employment Agreement, dated as of February 1, 1996, between CSC and Robert J. Blackwell, incorporated by reference to S-3 filed on September 9, 1996, as amended on January 30, 1997 and March 14, 1997.

10.34 Amendment No. 1 dated as of August 30, 1996, to the Purchase and Sale Agreement, dated as of February 2, 1996, between CSC and Greenwich Capital Financial Products, Inc., incorporated by reference to Exhibit 10.63 to Amendment No. 1 to the Company's Registration Statement on Form S-1 filed with the Commission on September 27, 1996.

10.35 Senior Secured Credit Agreement, dated October 30, 1996, among the Company and CIBC Wood Gundy Securities Corp. and the lenders named therein, incorporated by reference to Exhibit 10. 60 to the Company's Quarterly Report on Form 10-Q filed with the Commission on November 19, 1996.

10.36 Amendment No. 2, dated as of October 30, 1996, to the Purchase and Sale Agreement, dated as of February 2, 1996, between CSC and Greenwich Capital Financial Products, Inc., incorporated by reference to Exhibit 10.62 to the Company's Quarterly Report on Form 10-Q filed with the Commission on November 19, 1996.

10.37 Registration Rights Agreement, dated as of November 22, 1996, among the Company, Mutual Shares Fund, Mutual Qualified Fund, Mutual Beacon Fund, Mutual Discovery Fund, Mutual European Fund, The Orion Fund Limited, Mutual Shares Securities Fund and Mutual Discovery Securities Fund, incorporated by reference to Exhibit 10.37 to the Company's Registration Statement on Form S-3 filed on September 9, 1996, as amended on January 30, 1997 and March 14, 1997.

10.38 Amendment No. 3, dated as of December 30, 1996, to the Purchase and Sale Agreement, dated as of February 2, 1996, between CSC and Greenwich Capital Financial Products, Inc., incorporated by reference to Exhibit 10.38 to the Company's Registration Statement on Form S-3 filed on September 9, 1996, as amended on January 30, 1997 and March 14, 1997.

10.39 Amendment No. 4, dated as of December 31, 1996, to the Purchase and Sale Agreement, dated as of February 2, 1996, between CSC and Greenwich Capital Financial Products, Inc., incorporated by reference to Exhibit 10.39 to the Company's Registration Statement on Form S-3 filed on September 9, 1996, as amended on January 30, 1997 and March 14, 1997.

10.40 Amendment No. 1, dated as of January 13, 1997, to the Senior Secured Credit Agreement, dated October 30, 1996, among the Company and CIBC Wood Gundy Securities Corp. and the lenders named therein, incorporated by reference to Exhibit 10.40 to the Company's Registration Statement on Form S-3 filed on September 9, 1996, as amended on January 30, 1997 and March 14, 1997.

10.41* Lease, dated as of October 1, 1996, between CSC and Reckson Operating Partnership, L.P.

11.1*        Computation of Earnings Per Share

21.1         Subsidiaries of the Company, incorporated by reference to Exhibit
             21.1 to the Company's Registration Statement on Form S-3 filed on September 9, 1996, as amended on January 30, 1997 and March 14, 1997

23.1*        Consent of KPMG Peat Marwick LLP

23.2*        Consent of KPMG, Registered Auditors

23.3*        Consent of BDO Stoy Hayward

23.4*        Consent of BDO Stoy Hayward

27.1*        Financial Data Schedule for the year ended December 31, 1996

 *           Filed herewith.

 + Confidential treatment has been granted with respect to certain provisions, the redacted portions of which are indicated by brackets. This Exhibit has been filed in its entirety separately with the Commission pursuant to an application for confidential treatment.

         (b)      Reports on Form 8-K:      None

                                   SIGNATURES



Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                                              CITYSCAPE FINANCIAL CORP.


                                              By:  /s/Robert C. Patent
                                                   -----------------------------
                                                   Robert C. Patent
                                                   Vice Chairman of the Board,
                                                   Executive Vice President and
                                                   Director

Date:  March 28, 1997


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

                 Signature                                  Title
                 ---------                                  -----

          /s/Robert Grosser              Chairman of the Board, Chief Executive
     --------------------------          Officer, President and Director
          Robert Grosser                 (Principal Executive Officer)


          /s/Robert C. Patent            Vice Chairman of the Board, Executive
     --------------------------          Vice President and Director
         Robert C. Patent

         /s/Asher Fensterheim            Director
     --------------------------
         Asher Fensterheim

        /s/Jonah L. Goldstein            Director
     --------------------------
        Jonah L. Goldstein

          /s/Arthur P. Gould             Director
     --------------------------
          Arthur P. Gould

       /s/Hollis W. Rademacher           Director
     --------------------------
       Hollis W. Rademacher

          /s/Robert M. Stata             Director
     --------------------------
          Robert M. Stata

          /s/ David A. Steene
     ------------------------------      Director
              David A. Steene

          /s/ Tim S. Ledwick            Vice President, Chief Financial Officer
     ------------------------------
              Tim S. Ledwick



Date:  March 28, 1997

                                  EXHIBIT INDEX

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

10.10 Standby Financing and Investment Banking Services Agreement, dated as of June 24, 1994, between CSC and ContiTrade, incorporated by reference to Exhibit
             10.15 to the Company's Registration Statement on Form S-1 as declared effective by the Commission on December 20, 1995.

10.11 Revolving Credit, Security, and Term Loan Agreement, dated as of June 30, 1995 among CSC, the Company, CoreStates Bank, N.A., Harris Trust and Savings Bank, NBD Bank and NatWest Bank N.A., as amended by Amendment No. 1 to the Revolving Credit Agreement, dated as of August 30, 1995, incorporated by reference to Exhibit 10.19 to the Company's Registration Statement on Form S-1 as declared effective by the Commission on December 20, 1995.

10.12        The Company's 1995 Stock Option Plan, incorporated by reference to
             Exhibit 10.20 to the Company's Registration Statement on Form S-1 as declared effective by the Commission on December 20, 1995.

10.13 The Company's 1995 Non-Employee Directors Stock Option Plan, incorporated by reference to Exhibit 10.21 to the Company's Registration Statement on Form S-1 as declared effective by the Commission on December 20, 1995.

10.14+ Mortgage Loan Purchase Agreement, dated as of May 26, 1995, between CSC-UK and Greenwich, incorporated by reference to Exhibit 10.29 to the Company's Registration Statement on Form S-1 as declared effective by the Commission on December 20, 1995.

10.15+ Letter, dated as of May 26, 1995, from Greenwich to CSC-UK regarding purchase commitment with respect to first and second mortgage loans located in the United Kingdom, incorporated by reference to Exhibit 10.30 to the Company's Registration Statement on Form S-1 as declared effective by the Commission on December 20, 1995.

10.16+ Servicing Agreement, dated as of May 26, 1995, among CSC-UK, City Mortgage Servicing Limited and Greenwich, incorporated by reference to Exhibit 10.31 to the Company's Registration Statement on Form S-1 as declared effective by the Commission on December 20, 1995.

10.17 Stock Purchase Agreement, dated as of September 29, 1995, among the Company, David Steene, Martin Brand and Gerald Epstein, incorporated by reference to Exhibit 10.32 to the Company's Registration Statement on Form S-1 as declared effective by the Commission on December 20, 1995.

10.18 Service Agreement, dated as of April 5, 1995, between CSC-UK and David Steene, incorporated by reference to Exhibit 10.33 to the Company's Registration Statement on Form S-1 as declared effective by the Commission on December 20, 1995.

10.19 Service Agreement, dated as of April 5, 1995, between CSC-UK and Martin Brand, incorporated by reference to Exhibit 10.34 to the Company's Registration Statement on Form S-1 as declared effective by the Commission on December 20, 1995.

10.20 Service Agreement, dated as of April 5, 1995, between CSC-UK and Gerald Epstein, incorporated by reference to Exhibit 10.35 to the Company's Registration Statement on Form S-1 as declared effective by the Commission on December 20, 1995.

10.21        Agreement, dated as of May 1, 1995, between CSC-UK and J.L.B.
             Equities, Inc., incorporated by reference to Exhibit 10.36 to the Company's Registration Statement on Form S-1 as declared effective by the Commission on December 20, 1995.

10.22 Stock Option Agreement, dated as of March 6, 1996, by and among the Company, CSC-UK and Messrs. Jaye and Johnson, incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed with the Commission on March 14, 1996.

10.23 Asset Purchase Agreement, dated March 6, 1996, by and among CSC-UK, J&J, UK Credit Corporation Limited ("UK Credit") and certain shareholders of UK Credit, incorporated by reference to Exhibit 2.2 to the Company's Current Report on Form 8-K filed with the Commission on March 14, 1996.

10.24+ Letter Agreement, dated as of March 28, 1996, from Greenwich International, Ltd. to

             CSC-UK regarding purchase commitment with respect to first and second mortgage loans located in the United Kingdom, incorporated by reference to Exhibit 10.46 to the Company's Annual Report on Form 10-K/A filed with the Commission on November 4, 1996.

10.25 Letter Agreement, dated March 28, 1996, between Greenwich and CSC-UK regarding termination of prior agreement, incorporated by reference to Exhibit 10.46 to the Company's Annual Report on Form 10-K filed with the Commission on April 1, 1996.

10.26 Agreement for the Sale and Purchase of the Entire Issued Share Capital of Heritable Group Limited, dated June 14, 1996, incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed with the Commission on June 28, 1996.

10.27 Third Amendment to Lease, dated as of April 17, 1996, between CSC and Taxter Park Associates, incorporated by reference to Exhibit
             10.53 to the Company's Quarterly Report on Form 10-Q filed with the Commission on August 14, 1996.

10.28 Lease, dated as of April 18, 1996, among The Standard Life Assurance Company, City Mortgage Servicing Limited and CSC-UK, incorporated by reference to Exhibit 10.54 to the Company's Quarterly Report on Form 10-Q filed with the Commission on August 14, 1996.

10.29 Purchase and Sale Agreement, dated June 20, 1996 and effective as of February 2, 1996, between CSC and Greenwich Capital Financial Products, Inc., incorporated by reference to Exhibit 10.55 to the Company's Quarterly Report on Form 10-Q filed with the Commission on August 14, 1996.

10.30 Lease Agreement, dated as of July 7, 1996, between CSC and Robert Martin Company, incorporated by reference to Exhibit 10.56 to the Company's Quarterly Report on Form 10-Q filed with the Commission on August 14, 1996.

10.31 Loan Agreement, dated as of August 6, 1996, between CSC and CoreStates, incorporated by reference to S-3 filed on September 9, 1996, as amended on January 30, 1997 and March 14, 1997.

10.32 Employment Agreement, dated as of January 1, 1996, between CSC and Tim S. Ledwick, incorporated by reference to S-3 filed on September 9, 1996, as amended on January 30, 1997 and March 14, 1997.

10.33 Employment Agreement, dated as of February 1, 1996, between CSC and Robert J. Blackwell, incorporated by reference to S-3 filed on September 9, 1996, as amended on January 30, 1997 and March 14, 1997.

10.34 Amendment No. 1 dated as of August 30, 1996, to the Purchase and Sale Agreement, dated as of February 2, 1996, between CSC and Greenwich Capital Financial Products, Inc., incorporated by reference to Exhibit 10.63 to Amendment No. 1 to the Company's Registration Statement on Form S-1 filed with the Commission on September 27, 1996.

10.35 Senior Secured Credit Agreement, dated October 30, 1996, among the Company and CIBC Wood Gundy Securities Corp. and the lenders named therein, incorporated by reference to Exhibit 10. 60 to the Company's Quarterly Report on Form 10-Q filed with the Commission on November 19, 1996.

10.36 Amendment No. 2, dated as of October 30, 1996, to the Purchase and Sale Agreement, dated as of February 2, 1996, between CSC and Greenwich Capital Financial Products, Inc., incorporated by reference to Exhibit 10.62 to the Company's Quarterly Report on Form 10-Q filed with the Commission on November 19, 1996.

10.37 Registration Rights Agreement, dated as of November 22, 1996, among the Company, Mutual Shares Fund, Mutual Qualified Fund, Mutual Beacon Fund, Mutual Discovery Fund, Mutual European Fund, The Orion Fund Limited, Mutual Shares Securities Fund and Mutual Discovery Securities Fund, incorporated by reference to Exhibit 10.37 to the Company's Registration Statement on Form S-3 filed on September 9, 1996, as amended on January 30, 1997 and March 14, 1997.

10.38 Amendment No. 3, dated as of December 30, 1996, to the Purchase and Sale Agreement, dated as of February 2, 1996, between CSC and Greenwich Capital Financial Products, Inc., incorporated by reference to Exhibit
             10.38 to the Company's Registration Statement on Form S-3 filed on September 9, 1996, as amended on January 30, 1997 and March 14, 1997.

10.39 Amendment No. 4, dated as of December 31, 1996, to the Purchase and Sale Agreement, dated as of February 2, 1996, between CSC and Greenwich Capital Financial Products, Inc., incorporated by reference to Exhibit 10.39 to the Company's Registration Statement on Form S-3 filed on September 9, 1996, as amended on January 30, 1997 and March 14, 1997.

10.40 Amendment No. 1, dated as of January 13, 1997, to the Senior Secured Credit Agreement, dated October 30, 1996, among the Company and CIBC Wood Gundy Securities Corp. and the lenders named therein, incorporated by reference to Exhibit 10.40 to the Company's Registration Statement on Form S-3 filed on September 9, 1996, as amended on January 30, 1997 and March 14, 1997.

10.41* Lease, dated as of October 1, 1996, between CSC and Reckson Operating Partnership, L.P.

11.1*        Computation of Earnings Per Share

21.1         Subsidiaries of the Company, incorporated by reference to Exhibit
             21.1 to the Company's Registration Statement on Form S-3 filed on September 9, 1996, as amended on January 30, 1997 and March 14, 1997.

23.1*        Consent of KPMG Peat Marwick LLP

23.2*        Consent of KPMG, Registered Auditors

23.3*        Consent of BDO Stoy Hayward

23.4*        Consent of BDO Stoy Hayward

27.1*        Financial Data Schedule for the year ended December 31, 1996

 *           Filed herewith.

 + Confidential treatment has been granted with respect to certain provisions, the redacted portions of which are indicated by brackets. This Exhibit has been filed in its entirety separately with the Commission pursuant to an application for confidential treatment.