Form 10-Q
period 1997-03-31
CITYSCAPE FINANCIAL CORP
filed 1997-05-12
CIK 866253

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

                      30,855,067 SHARES $.01 PAR VALUE, OF

                         COMMON STOCK, AS OF MAY 5, 1997
                         -------------------------------

                            CITYSCAPE FINANCIAL CORP.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                        THREE MONTHS ENDED MARCH 31, 1997

                                                                                       PAGE
                                                                                       ----
PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Consolidated Statement of Financial Condition at March 31, 1997 and
   December 31, 1996                                                                    2

Consolidated Statements of Operations for the three months ended March 31,
   1997 and 1996                                                                        3

Consolidated Statements of Cash Flows for the three months ended March 31,
   1997 and 1996                                                                        4

Notes to Consolidated Financial Statements                                              5 - 8

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS                                                      9 - 16

PART II - OTHER INFORMATION                                                             17 - 18

                            CITYSCAPE FINANCIAL CORP.

                  CONSOLIDATED STATEMENT OF FINANCIAL CONDITION

                                                                          MARCH 31,         DECEMBER 31,
                                                                            1997               1996
                                                                        ------------        ------------
                                                                         (UNAUDITED)          (AUDITED)
ASSETS

  Cash and cash equivalents                                             $    332,503        $  2,107,285
  Cash held in escrow                                                     14,813,612          15,038,729
  Securities purchased under agreements to resell                         50,424,202         154,176,608
  Available-for-sale securities                                           12,872,738          14,618,194
  Mortgage servicing receivables                                         252,128,509         242,895,313
  Trading securities                                                     155,048,891         103,199,936
  Prepaid commitment fees                                                 34,022,000          35,917,000
  Mortgage loans held for sale, net                                      109,281,387         102,222,184
  Credit enhancement deposits                                             51,687,000          35,082,000
  Equipment and leasehold improvements, net                               15,961,819          13,947,037
  Goodwill                                                                44,939,041          47,466,835
  Other  assets                                                           35,968,601          43,531,238
                                                                        ============        ============
     Total assets                                                       $777,480,303        $810,202,359
                                                                        ============        ============

LIABILITIES

  Warehouse financing facilities                                        $ 98,980,756        $ 89,434,291
  Securities sold but not yet purchased                                   49,527,020         152,862,526
  Accounts payable and other liabilities                                  61,378,547          50,244,387
  Allowance for losses                                                    31,350,798          33,715,614
  Income taxes payable                                                    54,743,428          56,896,337
  Standby financing facility                                               7,966,292           7,966,292
  Notes and loans payable                                                180,103,491         136,520,719
  Convertible subordinated debentures                                    143,620,000         143,730,000
                                                                        ------------        ------------
     Total liabilities                                                   627,670,332         671,370,166
                                                                        ------------        ------------


STOCKHOLDERS' EQUITY

  Preferred stock, $.01 par value, 5,000,000 shares authorized;
    no shares issued and outstanding                                               -                   -
  Common stock, $.01 par value, 50,000,000 shares authorized;
    29,744,322 and 29,649,133 issued and outstanding at
    March 31, 1997 and December 31, 1996, respectively                       297,443             296,491
  Additional paid-in capital                                              58,201,282          57,782,609
  Foreign currency translation adjustment, net of taxes                    4,575,764           9,765,137
  Unrealized gain on available-for-sale securities, net of taxes           7,281,685           8,328,950
  Retained earnings                                                       79,453,797          62,659,006
                                                                        ------------        ------------
     Total stockholders' equity                                          149,809,971         138,832,193
                                                                        ------------        ------------

COMMITMENTS AND CONTINGENCIES

                                                                        ------------        ------------
     Total liabilities and stockholders' equity                         $777,480,303        $810,202,359
                                                                        ============        ============


          See accompanying notes to consolidated financial statements.

                            CITYSCAPE FINANCIAL CORP.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                         THREE MONTHS ENDED MARCH 31,
                                                        ------------------------------
                                                           1997                1996
                                                        -----------        -----------
REVENUES

  Gain on sale of loans                                 $60,663,074        $24,092,738
  Interest                                               19,421,467          3,017,683
  Mortgage origination income                               784,130            836,096
  Servicing income                                          669,247            560,704
  Other                                                   2,998,193            271,847
                                                        -----------        -----------
          Total revenues                                 84,536,111         28,779,068
                                                        -----------        -----------

EXPENSES

  Salaries and employee benefits                         15,383,244          5,382,345
  Interest expense                                       16,455,512          1,698,045
  Selling expenses                                       11,203,898          1,362,967
  Other operating expenses                               12,345,345          4,044,398
  Amortization of goodwill                                1,156,794            493,794
                                                        -----------        -----------
          Total expenses                                 56,544,793         12,981,549
                                                        -----------        -----------

  Earnings before income taxes                           27,991,318         15,797,519

  Provision for income taxes                             11,196,527          6,524,375
                                                        -----------        -----------

NET EARNINGS                                            $16,794,791        $ 9,273,144
                                                        ===========        ===========

Primary earnings per share of common stock              $      0.54        $      0.31(1)
                                                        ===========        ===========

Fully diluted earnings per share of common stock        $      0.50                 -
                                                        ===========        ===========

Weighted average number of shares outstanding
  and common stock equivalents:
    Primary                                              30,880,485         29,805,920(1)
                                                        ===========        ===========
    Fully diluted                                        36,354,709                 -
                                                        ===========        ===========


(1) Amounts have been restated to reflect the 100% stock dividend paid in July 1996.


          See accompanying notes to consolidated financial statements.

                            CITYSCAPE FINANCIAL CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                         THREE MONTHS ENDED MARCH 31,
                                                                     -----------------------------------
                                                                          1997                  1996
                                                                     -------------         -------------
Cash flows from operating activities:

  Net earnings                                                       $  16,794,791         $   9,273,144
    Adjustments to reconcile net earnings to net cash used in
      operating activities:

      Depreciation and amortization                                      5,628,354             1,059,098
      Income taxes payable                                               2,004,864             6,380,726
      Unrealized gain on securities                                       (656,250)                   -
      Increase in mortgage servicing receivables                        (9,233,196)          (23,025,031)
      Increase in trading securities                                   (51,848,955)           (9,602,900)
      Provision for losses                                              (2,364,816)            1,128,704
      Net purchases of securities under agreements to resell           104,408,656                    -
      Proceeds from securities sold but not yet purchased             (103,335,506)                   -
      Proceeds from sale of mortgages                                  481,590,058           206,789,547
      Mortgage origination funds disbursed                            (486,834,219)         (194,143,267)
      Increase in credit enhancement deposits                          (16,605,000)                   -
     Other, net                                                          9,457,917            (4,919,769)
                                                                     -------------         -------------
           Net cash used in operating activities                       (50,993,302)           (7,059,748)
                                                                     -------------         -------------

Cash flows from investing activities:

  Purchases of equipment                                                (3,220,342)             (504,485)
  Net distributions from partnership                                            -                145,912
                                                                     -------------         -------------
           Net cash used in investing activities                        (3,220,342)             (358,573)
                                                                     -------------         -------------

Cash flows from financing activities:

    Increase (decrease) in warehouse financings                          9,546,465            (8,714,758)
    Increase in standby financing facility                                      -              7,194,931
    Proceeds from notes and loans payable                               49,000,000             9,000,000
    Repayment of notes and loans payable                                (6,417,228)                   -
    Net proceeds from issuance of common stock                             309,625                    -
                                                                     -------------         -------------
           Net cash provided by financing activities                    52,438,862             7,480,173
                                                                     -------------         -------------

Net increase (decrease) in cash and cash equivalents                    (1,774,782)               61,852
Cash and cash equivalents at beginning of period                         2,107,285             3,598,549
                                                                     =============         =============
Cash and cash equivalents at end of period                           $     332,503         $   3,660,401
                                                                     =============         =============

Supplemental disclosure of cash flow information:

  Income taxes paid during the period                                $   4,628,346         $      92,528
                                                                     =============         =============
  Interest paid during the period                                    $   7,694,674         $     512,829
                                                                     =============         =============


          See accompanying notes to consolidated financial statements.

                            CITYSCAPE FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1997
                                   (UNAUDITED)

1. Organization

         Cityscape Financial Corp. ("Cityscape" or the "Company") is a consumer finance company that, through its wholly-owned subsidiary, Cityscape Corp. ("CSC"), engages in the business of originating, purchasing, selling and servicing mortgage loans secured primarily by one- to four-family residences. The majority of the Company's loans are made to owners of single family residences who use the loan proceeds for such purposes as debt consolidation, financing of home improvements and educational expenditures, among others. In the US, the Company is licensed or registered to do business in 42 states and the District of Columbia. The Company commenced operations in the United Kingdom in May 1995 with the formation of City Mortgage Corporation Limited ("CSC-UK"), an English corporation that originates, sells and services loans in England, Scotland and Wales in which the Company initially held a 50% interest and subsequently purchased the remaining 50% (see Note 3). CSC-UK had no operations and no predecessor operations prior to May 1995.

2.  Basis of Presentation

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring accruals, considered necessary for a fair presentation of the results for the interim period have been included. Operating results for the three months ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. The accompanying consolidated financial statements and the information included under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" should be read in conjunction with the consolidated financial statements and related notes of the Company for the year ended December 31, 1996.

         The consolidated financial statements of the Company include the accounts of CSC and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The CSC Acquisition, the UK Acquisition, the J&J Acquisition and the Greyfriars Acquisition (as such terms are defined below) have been accounted for under the purchase method of accounting and with respect to the CSC Acquisition as a "reverse acquisition" as described in Note 3 below.

         Certain amounts in the statements have been reclassified to conform with the 1997 classifications.

3. Acquisitions

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

         The CSC Acquisition and the issuance of Common Stock to the former CSC shareholders resulted in the former shareholders of CSC obtaining a majority voting interest in the Company. Generally accepted accounting principles require that the company whose shareholders retain the majority interest in a combined business be treated as the acquirer for accounting purposes. As a consequence, the CSC

Acquisition has been accounted for as a "reverse acquisition" for financial reporting purposes, and CSC is deemed to have acquired a 100% interest in the Company, as of the date of the acquisition, and therefore the historical financial statements presented are those of CSC.

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

         In April 1996, CSC-UK acquired all the outstanding capital stock of J&J Securities Limited, a London-based mortgage lender ("J&J"), in exchange for pound sterling 15.3 million ($23.3 million based on the Noon Buying Rate on the date of such acquisition) in cash and 548,000 shares of Common Stock valued at $9.8 million based upon the closing price of the Common Stock on the date of such acquisition less a discount for restrictions on the resale of such stock and incurred closing costs of $788,000 (the "J&J Acquisition"). J&J provides primarily second lien mortgage loans to UK borrowers who, similar to the Company's UK borrowers, are unable or unwilling to obtain mortgage financing from Conventional UK Lenders. Pursuant to the J&J Acquisition, the Company acquired assets with a fair value of $73.8 million consisting primarily of mortgage loans of $73.0 million (inclusive of the $21.8 million value assigned to the acquired mortgage servicing rights), and assumed liabilities with a fair value of $45.1 million. The J&J Acquisition resulted in the recognition of $5.2 million of goodwill, which is being amortized using the straight-line method over a life of ten years.

         In June 1996, CSC-UK acquired all of the outstanding capital stock of Greyfriars Group Limited, a mortgage lender based in Reading, England (formerly known as Heritable Group Limited and referred to herein as "Greyfriars"), in exchange for pound sterling 41.8 million ($64.1 million based on the Noon Buying Rate on the date of such acquisition) in cash and 99,362 shares of Common Stock valued at $2.5 million based upon the closing price of the Common Stock on the date of such acquisition and incurred closing costs of $2.3 million (the "Greyfriars Acquisition"). Greyfriars provides mortgage loans to borrowers that generally have higher quality credit profiles than the Company's typical UK borrowers. Pursuant to the Greyfriars Acquisition, the Company acquired assets with a fair value of $225.4 million, consisting primarily of mortgage loans of $221.2 million (inclusive of the $29.2 million value assigned to the acquired mortgage servicing rights), and assumed liabilities with a fair value of $181.9 million. The Greyfriars Acquisition resulted in the recognition of $25.4 million of goodwill, which is being amortized using the straight-line method over a life of ten years.

4.  New Accounting Pronouncements

         On January 1, 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 125, "Accounting for Transfer and Servicing of Financial Assets and Extinguishment of Liabilities." SFAS No. 125 addresses the accounting for all types of securitization transactions, securities lending and repurchase agreements, collateralized borrowing arrangements and other transactions involving the transfer of financial assets. SFAS No. 125 distinguishes transfers of financial assets that are sales from transfers that are secured borrowings. SFAS No. 125 is generally effective for transactions that occur after December 31, 1996, and it is to be applied prospectively. SFAS No. 125 requires the Company to allocate the total cost of mortgage loans sold to the mortgage loans sold (servicing released), retained certificates and servicing rights based on their relative values. The pronouncement also requires the Company to provide additional disclosure about the retained certificates. The adoption of SFAS No. 125 has not had a material impact on the Company's gain on sale from securitizations as they are currently structured; however, there can be no assurance that SFAS No. 125 will not have a material adverse effect on future securitization structures the Company may employ, reduce the Company's gain on sale of loans in the future or otherwise adversely affect the Company's results of operations or financial condition.

         In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings per Share" which simplifies the standards for computing earnings per share previously found in Accounting Principles Board Opinion No. 15, "Earnings per Share" and makes them comparable to international earnings per share standards. SFAS No. 128 is effective for historical statements issued for periods ending after December 15, 1997. The Company has not completed its analysis of this statement.

5.  Earnings Per Share

         Primary earnings per share are based on the net earnings applicable to Common Stock divided by the weighted average number of Common Stock and Common Stock equivalents outstanding during the period, after giving effect to a 100% stock dividend effected in July 1996. Fully diluted earnings per share are based on the net earnings applicable to Common Stock adjusted for the after-tax interest expense on the Convertible Debentures (as defined in "-- Liquidity and Capital Resources"), divided by the weighted average number of Common Stock and Common Stock equivalents outstanding during the period increased by the assumed conversion of the Convertible Debentures into shares of Common Stock.

6.  Subsequent Events

         6% Convertible Preferred Stock, Series A. On April 9, 1997, the Company completed a private placement of 5,000 shares of 6% Convertible Preferred Stock, Series A (the "Series A Preferred Stock") with a liquidation preference (the "Liquidation Preference") of $10,000 per share and related five-year warrants to purchase 500,000 share of Common Stock, pursuant to which the Company received aggregate net proceeds (after transaction fees and expenses) of $49.3 million. The net proceeds from the Series A Preferred Stock will be used for working capital purposes or for the repayment of outstanding indebtedness. The Series A Preferred Stock is redeemable at the option of the Company at a redemption price equal to 105% of the Liquidation Preference at any time prior to July 9, 1997 and thereafter at 120% under certain circumstances. The Series A Preferred Stock is convertible into shares of Common Stock, subject to certain restrictions and redemption rights, at a conversion price equal to the lowest daily sales price of the Common Stock during the four consecutive trading days immediately preceding such conversion, discounted by up to 4% and subject to certain adjustments. To date, an aggregate of 385 shares of Series A Preferred Stock have been converted into an aggregate of 319,757 shares of Common Stock.

         Conversion Transactions. In April 1997, the Company induced the conversion of $14.0 million aggregate principal amount of its Convertible Debentures resulting in the issuance upon conversion of 533,332 shares of Common Stock (at a conversion price of $26.25 per share) pursuant to the terms of the Convertible Debentures. To induce conversion, the Company issued an additional 342,708 shares of Common Stock and paid the holders of the induced Convertible Debentures $420,000 in cash. These transactions will result, in the second quarter of 1997, in the reduction of Convertible Debentures by $14.0 million, a charge to earnings of $4.8 million related to the fair market value of such 342,708 shares ($4.4 million) and such cash payment and an increase in stockholders' equity of $18.8 million due to the issuance of the conversion shares and the inducement shares. The net effect of these transactions will be an increase of $14.0 million to stockholders' equity in the second quarter of 1997.

         Senior Notes. The Company anticipates that it will issue $300.0 million aggregate principal amount of 12 3/4% Senior Notes due 2004 (the "Notes") in a private placement on May 14, 1997. The Notes are not redeemable prior to maturity except in limited circumstances. The net proceeds from the sale of the Notes will be used for the repayment of outstanding indebtedness and for general corporate purposes.

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

GENERAL

OVERVIEW

         The Company is a consumer finance company engaged in the business of originating, purchasing, selling and servicing mortgage loans secured primarily by one- to four-family residences. The Company primarily generates income from gain on sale of loans sold through securitizations, gains recognized from premiums on loans sold through whole loan sales to institutional purchasers, interest earned on loans held for sale, excess mortgage servicing receivables, origination fees received as part of the loan application process and fees earned on loans serviced. Gain on sale of loans includes gain on securitization representing the fair value of the interest-only and residual certificates that the Company receives upon the sale of loans through securitizations in the US which are reflected as trading securities and the value of mortgage servicing receivables that it recognizes through UK securitizations. Included in gain on sale of loans is the present value of the differential between the interest rate payable by an obligor on a loan over the interest rate passed through to the purchaser acquiring an interest in such loan, less applicable recurring fees, including the costs of credit enhancements and trustee fees. Gain on sale of loans constituted approximately 71.8% and 83.7% of total revenues for the three months ended March 31, 1997 and 1996, respectively. The Company completed its first US securitization in the first quarter of 1995 and its first UK securitization in the first quarter of 1996. The Company anticipates that it will continue to sell a substantial portion of its loans through securitizations and into loan purchase facilities, with the balance sold in whole loan sales to institutional purchasers.

RESULTS OF OPERATIONS

Three Months Ended March 31, 1997 Compared to Three Months Ended March 31, 1996

         Total revenues increased $55.7 million or 193.4% to $84.5 million for the three months ended March 31, 1997 from $28.8 million for the comparable period in 1996. This increase was due primarily to higher gains on sale of loans resulting from the combined US and UK increased loan origination and purchase volume and volume of loans sold compared to the prior period and increased interest income resulting from higher average balances of loans held for sale, as well as increased discount accretion recognized on higher average balances of mortgage servicing receivables.

         Gain on sale of loans increased $36.6 million or 151.9% to $60.7 million for the three months ended March 31, 1997 from $24.1 million for the comparable period in 1996. This increase was due primarily to CSC-UK's gain on sale of loans of $33.9 million representing a 28.9% gain on the $117.4 million of loan sales in the three months ended March 31, 1997 compared to gain on sale of loans of $12.2 million representing a 45.0% gain on the $27.1 million of loan sales in the comparable period in 1996. Additionally, the increase was due to increased volume of US loan sales at higher average gains ($364.2 million of loan sales at a weighted average gain of 7.4% ($26.8 million) in the three months ended March 31, 1997 as compared to $175.9 million of loan sales at a weighted average gain of 6.8% ($11.9 million) in the comparable period in 1996). The decrease in the UK gain on sale margin was a result of the Company's introduction of new loan products targeting higher credit quality borrowers as well as new loan products with lower prepayment fees. The increase in the US gain on sale margin was primarily a result of higher average gains recognized on the Company's Sav*-A-Loan(R) product (loans to homeowners with little or no equity in their property but who possess a favorable credit profile and debt-to-income ratio) of

$128.8 million at an average net gain of 10.0%. The Sav*-A-Loan(R) product represented 35.4% of the Company's US loan sales and 48.1% of the gain on sale of loans during the first quarter of 1997. The increase was offset by higher premiums paid on the Company's core home equity product wholesale originations, increasing from an average of 4.6% for the first quarter of 1996 to 6.2% for the first quarter of 1997. The Company does not pay a yield spread premium on its US broker originations.

         The Company anticipates that the UK gain on sale margin will continue to decrease in the future as a result of the introduction of such new loan products and as a result of the Company's intention to discontinue originating unregulated loans that utilize the Rule of 78s method commencing in the early part of the second half of 1997. In March 1997, the Company received a letter from the Office of Fair Trading (the "OFT") which has responsibility for the granting of consumer credit licenses to mortgage lenders and for the subsequent monitoring of their activities to ensure continued fitness to hold such licenses. The Company believes the letter was also sent to other lenders, as well as intermediaries and other entities involved directly or indirectly in the non-status lending market. The letter states that, when determining the fitness of licensees, the OFT will consider whether the licensee or its associates have engaged in business practices which appear to be inappropriate, regardless of their legality. The letter specifically sets forth certain practices deemed by the OFT to fall within such categories.

         The majority of the stated business practices are either (i) not applicable to CSC-UK's operations or (ii) practices in which CSC-UK engages and believes itself to be in compliance or easily able to modify its operations in order to comply with the OFT letter. The OFT letter, however, questions the appropriateness of standard/concessionary rate structures, as well as the calculation of prepayments using the Rule of 78s method. The Company is reviewing and evaluating its practices with respect to each issue raised in the letter and is in discussions with the OFT regarding its concerns. The Company does not believe regulatory initiatives set forth in the letter will have a material adverse effect on any of its existing mortgage loans or on the continuance of its licenses, although no assurances to that effect can be given at this time. In partial response to the OFT letter and after preliminary discussions with the OFT, the Company volunteered to discontinue originating unregulated loans that utilize the Rule of 78s method commencing in the early part of the second half of 1997.

         The Company commenced broadening its UK product offerings with products that calculate prepayment without using the Rule of 78s in anticipation of potential regulatory initiatives like those set forth in the OFT letter. The elimination of Rule of 78s loan products could have a material adverse effect in future periods on the Company's results of operations and financial condition, especially if the Company is unsuccessful in its product broadening efforts. In addition, the Company believes that it may be required to modify aspects of its standard/concessionary rate structure in response to the regulatory initiatives set forth in the OFT letter. No assurance can be given as to the effect of such modifications, or that the OFT will not require the elimination of the standard/concessionary rate structure, either of which could have a material averse effect in future periods on the Company's results of operations and financial condition.

         Interest income increased $16.4 million or 546.7% to $19.4 million for the three months ended March 31, 1997 from $3.0 million for the comparable period in 1996. This increase was due primarily to the increased balance of loans held for sale during the three months ended March 31, 1997 resulting from the increased loan origination and purchase volume during the period, as well as increased interest income resulting from the accretion of the discount recorded on higher average balances of mortgage servicing receivables.

         Mortgage origination income decreased $51,966 or 6.2% to $784,130 for the three months ended March 31, 1997 from $836,096 for the comparable period in 1996. This decrease was due primarily to lower fees earned on the Company's domestic broker originations. It is anticipated that the Company's increased domestic origination fees as a percentage of loans originated will continue to decrease in the future. Mortgage origination income as a percentage of revenues decreased to 0.9% for the three months ended March 31, 1997 from 2.9% for the comparable period in 1996.

         Servicing income increased $108,543 or 19.4% to $669,247 for the three months ended March 31, 1997 from $560,704 for the comparable period in 1996. This increased income was due primarily to an increase in the average balances of US loans serviced to $1.6 billion for the three months ended March 31,

1997 from $378.0 million for the comparable period in 1996 and the increase in the average balances of UK loans serviced to $539.3 million for the three months ended March 31, 1997 from $53.0 million for the comparable period in 1996.

         Total expenses increased $43.5 million or 334.6% to $56.5 million for the three months ended March 31, 1997 from $13.0 million for the comparable period in 1996. This increase was due primarily to increased salaries, interest expense, selling expenses and operating expenses related to increased loan origination and purchase volume during the three months ended March 31, 1997. Total expenses as a percentage of total revenues increased to 66.9% for the three months ended March 31, 1997 from 45.1% for the comparable period in 1996. During the first quarter of 1997, amortization of goodwill related to the UK Acquisition, the J&J Acquisition and the Greyfriars Acquisition totaled $1.2 million.

         Salaries and employee benefits increased $10.0 million or 185.2% to $15.4 million for the three months ended March 31, 1997 from $5.4 million for the comparable period in 1996. This increase was due primarily to increased staffing levels to 809 US employees at March 31, 1997 compared to 334 US employees at March 31, 1996 and the increased staffing levels associated with the UK operations (320 UK employees at March 31, 1997 compared to 98 UK employees at March 31, 1996) resulting from the growth in loan origination and purchase volume, geographic expansion and increased loans serviced, as well as the J&J Acquisition and the Greyfriars Acquisition.

         Interest expense increased $14.8 million or 870.6% to $16.5 million for the three months ended March 31, 1997 from $1.7 million for the comparable period in 1996. This increase was due primarily to the interest costs associated with the $143.8 million of Convertible Debentures issued during the second quarter of 1996 and the Senior Secured Facility (as defined below), as well as an increased balance of loans held pending sale financed by the Company's warehouse lines during the first quarter of 1997 resulting from the increased loan origination and purchase volume during 1996.

         Selling and other expenses increased $18.1 million or 335.2% to $23.5 million for the three months ended March 31, 1997 from $5.4 million for the comparable period in 1996. This increase was due primarily to increased selling costs of $9.8 million or 700.0% to $11.2 million for the three months ended March 31, 1997 from $1.4 million for the comparable period in 1996 as a result of increased selling and commission costs for UK loan originations (primarily as a result of the higher commissions paid to brokers who have entered into right of first refusal agreements with the Company) and increased professional fees, travel and entertainment and occupancy costs incurred to support the increased loan origination and purchase volume.

         Net earnings increased $7.5 million or 80.6% to $16.8 million for the three months ended March 31, 1997 from $9.3 million for the comparable period in 1996. This growth in net earnings was due primarily to increased revenues resulting from an increase in US and UK loan origination and purchase volume and volume of loans sold during the three months ended March 31, 1997 as the Company expanded its geographic base and further penetrated existing markets.

FINANCIAL CONDITION

March 31, 1997 Compared to December 31, 1996

         Cash and cash equivalents decreased $1.8 million or 84.2% to $332,503 at March 31, 1997 from $2.1 million at December 31, 1996.

         Securities purchased under agreements to resell decreased $103.8 million or 67.3% to $50.4 million at March 31, 1997 from $154.2 million at December 31, 1996. Securities purchased under agreements to resell represent US Treasury securities borrowed from the repo desk of a counterparty to facilitate the delivery of US Treasury securities sold short as part of the Company's strategy to manage interest rate risk on loan originations. This decrease was due primarily to the closing of three positions prior to March 31, 1997.

         Available-for-sale securities represents the fair value less a discount for the restrictions on the resale of such stock of the 1,090,910 shares of common stock of IMC Mortgage Company ("IMC") owned by the Company at March 31, 1997. Available-for-sale securities decreased $1.7 million or 11.6% to $12.9 million at March 31, 1997 from $14.6 million at December 31, 1996 as a result of the decrease in the fair market value of IMC common stock.

         Mortgage servicing receivables increased $9.2 million or 3.8% to $252.1 million at March 31, 1997 from $242.9 million at December 31, 1996. The increase represents $53.6 million of mortgage servicing receivables recognized as a result of loans sold in the UK and the US with servicing rights retained. Such increase was offset by amortization and the transfer of $34.5 million of mortgage servicing receivables to trading securities as a result of US securitization transactions.

         Trading securities, which consist of interest-only and residual certificates, increased $51.8 million or 50.2% to $155.0 million at March 31, 1997 from $103.2 million at December 31, 1996. This increase was due to the $492.2 million of US securitizations completed during the three months ended March 31, 1997.

         Prepaid commitment fees, which represent a fee paid to Greenwich (as defined below) as a result of the UK Greenwich Facility (as defined below) entered into by CSC-UK and Greenwich in March 1996, decreased $1.9 million or 5.3% to $34.0 million at March 31, 1997 from $35.9 million at December 31, 1997 as a result of amortization of such fee over the 20-year life of the UK Greenwich Facility.

         Mortgage loans held for sale, net increased $7.1 million or 6.9% to $109.3 million at March 31, 1997 from $102.2 million at December 31, 1996. This increase was due primarily to the volume of US loans originated exceeding loan sale volume in the US during the three months ended March 31, 1997.

         Credit enhancement deposits, which represent initial reserve funds established on UK securitizations and sales into purchase facilities, increased $16.6 million or 47.3% to $51.7 million at March 31, 1997 from $35.1 million at December 31, 1996. This increase was due primarily to $169.8 million of UK securitizations during the first quarter of 1997.

         Goodwill, net of amortization, decreased $2.6 million or 5.5% to $44.9 million at March 31, 1997 from $47.5 million at December 31, 1996. This decrease represented the amortization of the goodwill recorded in connection with the UK Acquisition, the J&J Acquisition and the Greyfriars Acquisition.

         Other assets decreased $7.5 million or 17.2% to $36.0 million at March 31, 1997 from $43.5 million at December 31, 1996. This decrease was due primarily to the decrease in subwarehouse loan receivables to $7.7 million at March 31, 1997 compared to $14.9 million at December 31, 1996.

         Warehouse financing facilities outstanding increased $9.6 million or 10.7% to $99.0 million at March 31, 1997 from $89.4 million at December 31, 1996. This increase was due primarily to the increased origination and purchase volume in excess of the volume of loans sold as reflected in the increase in mortgage loans held for sale, net.

         Securities purchased under agreements to resell decreased $103.4 million or 67.6% to $49.5 million at March 31, 1997 from $152.9 million at December 31, 1996. Securities sold but not yet purchased represent US Treasury securities sold short as part of the Company's strategy to manage interest rate risk on loan originations. The decrease was due primarily to the closing of three positions prior to March 31, 1997.

         Accounts payable and other liabilities increased $11.2 million or 22.3% to $61.4 million at March 31, 1997 from $50.2 million at December 31, 1996. This increase was due primarily to increased accrued interest expense due to the Convertible Debentures and Senior Secured Facility, increased reserve for losses and increased UK accounts payable.

         Allowance for losses decreased $2.3 million or 6.8% to $31.4 million at March 31, 1997 from $33.7 million at December 31, 1996. This decrease was due primarily to the transfer of $34.5 million of US mortgage servicing receivables with $9.2 million of allowance for losses to trading securities as a result of US securitization transactions, which are recorded net of such allowance for losses. Excluding the impact of this transfer, the Company's allowance for losses increased $6.9 million during the first quarter of 1997.

         Notes and loans payable increased $43.6 million or 31.9% to $180.1 million at March 31, 1997 from $136.5 million at December 31, 1996. This increase was due to the $50.0 million increase in the Senior Secured Facility during the first quarter of 1997 partially offset by the repayment of $6.4 million of premium advances under the US Greenwich Facility (as defined below).

         Stockholders' equity increased $11.0 million or 7.9% to $149.8 million at March 31, 1997 from $138.8 million at December 31, 1996 due primarily to net earnings of $16.8 million for the three months ended March 31, 1997. This increase was offset by an unrealized loss on available-for-sale securities, net of taxes of $1.0 million, and a foreign currency translation adjustment, net of taxes of $5.2 million.

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

         Adequate credit facilities and other sources of funding, including the ability of the Company to sell loans, are essential to the continuation of the Company's ability to originate and purchase loans. As a result of increased loan originations and purchases and its growing securitization program, the Company has operated, and expects to continue to operate, on a negative cash flow basis. During the three months ended March 31, 1997 and 1996, the Company used operating cash of $51.0 million and $7.1 million, respectively. Additionally, during the three months ended March 31, 1997 and 1996, the Company used $3.2 million and $358,573, respectively, in investing activities. The Company's sale of loans through securitizations has resulted in a gain on sale of loans through securitizations recognized by the Company. The recognition of this gain on sale has a negative impact on the cash flow of the Company because significant costs are incurred upon closing of the transactions giving rise to such gain and the Company is required to pay income taxes on the gain on sale in the period recognized, although the Company does not receive the cash representing the gain until later periods as the related loans are repaid or otherwise collected. During the same periods, the Company received cash from financing activities of $52.4 million and $7.5 million, respectively.

         The Company is required to comply with various operating and financial covenants as defined in the agreements described above, including maintaining an adjusted leverage ratio of senior debt to adjusted tangible net worth of less than 10:1, an adjusted tangible net worth greater than $50.0 million and a collateral coverage ratio of 1.2:1. The covenants in certain of the Company's sources of funding also restrict actions by the Company and its subsidiaries, including, among other things (i) the incurrence and existence of indebtedness,
(ii) the incurrence and existence of liens or other encumbrances, (iii) the payment of dividends and repurchases of capital stock, (iv) investments, loans and advances, (v) the incurrence and existence of contingent obligations, (vi) consolidations, mergers and sales of assets, (vii) the incurrence and existence of payment restrictions affecting subsidiaries, (viii) certain transactions with affiliates, (ix) changes in lines of businesses, (x) transfers of assets to subsidiaries and (xi) the incurrence and existence of negative pledges. The descriptions above of the covenants contained in the Company's credit facilities and other sources of funding do not purport to be complete and are qualified in their entirety by reference to the exhibits incorporated by reference in the Company's Annual Report on Form 10-K. The continued availability of funds provided to the Company under these agreements is subject to the Company's continued compliance with these covenants. In addition, the Notes, the Convertible Debentures and the Series A Preferred Stock permit the holders of such securities to require the Company to purchase such securities upon a change of control (as defined in the respective Indentures or the Certificate of Designation, as the case may be).

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

         The Company anticipates that it will need to raise additional cash during the fourth quarter of 1997 through the issuance of additional debt or equity securities or additional bank borrowings or a combination thereof. The Company has no commitments for additional debt, equity or bank financings other than as described herein and there can be no assurance that any sources will be available to the Company at any given time or as to the favorability of the terms on which such sources may be available.

Credit Facilities

         Warehouse Facility. The Company borrows funds on a short-term basis to support the accumulation of loans prior to sale. These short-term borrowings are made under a warehouse line of credit with a group of banks for which CoreStates Bank N.A. ("CoreStates") serves as agent (the "Warehouse Facility"). Pursuant to the Warehouse Facility, the Company has available a secured revolving credit line of $72.0 million to finance the Company's origination or purchase of loans, pending sale to investors or for holding certain loans in its own portfolio (the "Revolving Credit Line"). The Revolving Credit Line is settled on a revolving basis in conjunction with ongoing loan sales and bears interest at a variable rate based on the prime and LIBOR rates (7.6% at March 31, 1997) based on (i) 25 basis points over the higher of either the prime rate or the federal funds rate plus 50 basis points, or (ii) LIBOR (A) divided by the result of one minus the stated maximum rate at which reserves are required to be maintained by Federal Reserve System member banks, (B) plus 175 basis points, as periodically elected by the Company. The outstanding balance of this portion of the Warehouse Facility was $54.7 million at March 31, 1997. The Revolving Credit Line extends through June 1997.

         The Warehouse Facility also permits the Company to use up to 20.0% of the Revolving Credit Line to provide subwarehouse lines of credit to certain loan correspondents from whom the Company purchases loans. In July 1995, the Company began lending funds on a short-term basis to assist in the funding of loans originated by certain of the Company's loan correspondents. Each borrowing under these subwarehouse credit lines has a term of not more than 30 days. The Company requires personal guarantees of the credit line from the principals of the related loan correspondents. At March 31, 1997, the aggregate balance of loans outstanding under this program was $7.7 million, with applications pending for an additional $23.0 million of loans.

         The Company also has a loan and security agreement with CoreStates whereby CoreStates agrees to lend the Company up to $10.0 million to fund loan originations and purchases. Borrowings under the agreement bear interest at the prime rate plus 25 basis points (8.75% at March 31, 1997) and are due upon demand. The agreement terminates on June 30, 1997. The outstanding balance under the loan and security agreement was $141,855 at March 31, 1997.

         US Purchase Facilities and Standby Facilities. The Company has a $50.0 million loan purchase agreement (the "US Purchase Facility") with ContiTrade Services Corporation ("ContiTrade") whereby the Company originates and then sells loans to ContiTrade and retains the right to repurchase loans at a future date for whole loan sales to institutional investors or for sales through securitizations. This agreement extends through June 1999. The aggregate principal balance of loans sold to and retained by ContiTrade at March 31, 1997 under the US Purchase Facility was $3.6 million. The Company also has a standby financing arrangement with ContiTrade (the "Conti Standby Facility") whereby ContiTrade provides the Company up to $10.0 million line of credit which is secured by the interest-only and residual certificates the Company receives upon loan sales through securitizations. As of March 31, 1997, the Company had $2.0 million available under the Conti Standby Facility. The Conti Standby Facility bears interest at a variable rate based on LIBOR plus 200 basis points (7.69% at March 31, 1997) and the agreement extends through June 1999. In October 1996, the Company entered into a $5.0 million unsecured revolving credit facility with The First National Bank of Boston (the "Bank of Boston Facility"). The Bank of Boston Facility bears interest at a variable rate based on The First National Bank of Boston Base Rate plus 50 basis points (9.0% at March 31, 1997). Advances under the Bank of Boston Facility are due on October 24, 1997. As of March 31, 1997, the outstanding balance of the unsecured revolving credit facility was $5.0 million.

         In June 1996, the Company entered into a purchase and sale agreement with Greenwich Capital Financial Products, Inc., an affiliate of Greenwich Capital Markets, Inc. (referred to herein, including any affiliates as "Greenwich"), effective as of February 2, 1996 (the "US Greenwich Facility"), with respect to mortgage loans originated or purchased by the Company in the US. Pursuant to the US Greenwich Facility, the Company sold loans to Greenwich which were subsequently included in securitizations. In addition, the Company was advanced amounts based on a percentage of the principal balance of the loans sold to Greenwich. Advanced amounts outstanding under this facility bore interest at a rate of LIBOR plus 175 basis points (7.44% at March 31, 1997). The US Greenwich Facility provided for the purchase and sale of $1.0 billion of loans. The Company and Greenwich continued to purchase and sell loans after the facility amount was exceeded through December 1996. The Company has a commitment from Greenwich to enter into agreements to provide a $3.0 billion mortgage loan financing facility at a rate of LIBOR plus 150 basis points, a $25.0 million residual financing facility at a rate of LIBOR plus 300 basis points and a $3.0 billion securitization facility, each for a term of one year, subject to execution of definitive documents satisfactory to Greenwich as well as certain other conditions. The Company and Greenwich, pending the completion of definitive documents, are operating under the terms of the US Greenwich Facility structured consistent with the new proposed arrangement, however, as a financing facility. No definitive agreement exists with respect to the new arrangement nor can any assurance be given that such an agreement will be reached. Because it is structured as a financing facility and not as a purchase and sale facility, the new arrangement with Greenwich could affect the timing of the Company's reported gain on sale, adversely affecting gain on sale in a future period if the Company fails to sell or securitize the loan origination and purchase volume for such period. The Company retains servicing rights on all loans sold pursuant to the US Greenwich Facility.

         In October 1996, the Company entered into a $100.0 million Senior Secured Credit Agreement ("Senior Secured Facility") with a group of lenders for which CIBC Wood Gundy Securities Corp. serves as agent. In January 1997, the Senior Secured Facility was increased to $150.0 million. The Senior Secured Facility terminates on October 30, 1998, and carries an initial interest rate of 11.0%, increasing 0.5% on the first day of each quarter commencing July 1, 1997 up to a maximum of 15.0%. Pursuant to the Senior Secured Facility, the Company paid a 1.0% commitment fee and is required to pay (i) a 1.0% funding fee on the amount of each borrowing, (ii) extension fees of 1.0% on June 30, 1997 and 0.5% on the last day of each fiscal quarter thereafter on the amount outstanding on such dates and (iii) commitment cancellation and prepayment fees of 1.0% of the amount canceled or prepaid if terminated on or before July 1, 1997, 2.0% of the amount canceled or prepaid if terminated after July 1, 1997 but on or before April 1, 1998 and 3.0% of the amount canceled or prepaid if terminated thereafter. As of March 31, 1997, the outstanding balance under the Senior Secured Facility was $150.0 million, of which $30.0 million was used to repay an outstanding note with the Bank of Boston and $13.0 million was used to repay an outstanding note with Greenwich.

         UK Purchase Facility. In March 1996, CSC-UK entered into a mortgage loan purchase agreement with Greenwich effective as of January 1, 1996 (the "UK Greenwich Facility"), that includes a working capital facility with respect to the funding of variable rate, residential mortgage loans originated or purchased by CSC-UK in the UK and terminated a previous facility with Greenwich. Pursuant to the UK Greenwich Facility and with certain exceptions, CSC-UK sells all of the loans it originates to Greenwich which must buy such loans. CSC-UK and/or Greenwich subsequently resells these loans through whole loan sales or securitizations. The UK Greenwich Facility includes a working capital facility pursuant to which CSC-UK is advanced amounts based on a percentage of the principal balance of loans originated or purchased by CSC-UK and sold to Greenwich, which advance may not exceed pound sterling10.0 million in the aggregate outstanding at any time. Outstanding amounts under this working capital facility bear interest at a rate of LIBOR plus 255 basis points (8.24% at March 31, 1997). This agreement expires as to the working capital facility on December 31, 2000 and as to the purchase facility on December 31, 2015. Both CSC-UK and Greenwich are prohibited from entering into substantially similar transactions with other parties. CSC-UK agreed to pay a fee to Greenwich in connection with the UK Greenwich Facility in the aggregate amount of $38.0 million evidenced by two notes bearing interest at a rate of 6.2%, $13.0 million of which was paid in December 1996 and $25.0 million of which is payable on December 15, 1997. Such fee is amortized over the life of the UK Greenwich Facility. The outstanding balance under the working capital facility portion of the UK Greenwich Facility was pound sterling 10.0 million ($16.5 million) at March 31, 1997.

Convertible Debentures

         In May 1996, the Company issued $143.8 million of 6% Convertible Subordinated Debentures due 2006 (the "Convertible Debentures") convertible at any time into shares of Common Stock, currently at a conversion price of $26.25 per share, subject to adjustment. The terms of the indenture governing the Convertible Debentures do not limit the incurrence of additional indebtedness by the Company, nor do they limit the Company's ability to make payments such as dividends. Through the first quarter of 1997, an aggregate of $130,000 principal amount of Convertible Debentures was converted into Common Stock.

         In April 1997, the Company induced the conversion of $14.0 million aggregate principal amount of its Convertible Debentures resulting in the issuance upon conversion of 533,332 shares of Common Stock (at a conversion price of $26.25 per share) pursuant to the terms of the Convertible Debentures. To induce conversion, the Company issued an additional 342,708 shares of Common Stock and paid the holders of the induced Convertible Debentures $420,000 in cash. These transactions will result, in the second quarter of 1997, in the reduction of Convertible Debentures by $14.0 million, a charge of $4.8 million related to the fair market value of such 342,708 shares ($4.4 million) and such cash payment and an increase in stockholders' equity of $18.8 million due to the issuance of the conversion shares and the inducement shares. The net effect of these transactions will be an increase of $14.0 million to stockholders' equity in the second quarter of 1997.

6% Convertible Preferred Stock, Series A.

         On April 9, 1997, the Company completed a private placement of 5,000 shares of Series A Preferred Stock with a Liquidation Preference of $10,000 per share and related five-year warrants to purchase 500,000 share of Common Stock, pursuant to which the Company received aggregate net proceeds (after transaction fees and expenses) of $49.3 million. The net proceeds from the Series A Preferred Stock will be used for working capital purposes or for the repayment of outstanding indebtedness. The Series A Preferred Stock is redeemable at the option of the Company at a redemption price equal to 105% of the Liquidation Preference at any time prior to July 9, 1997 and thereafter at 120% under certain circumstances. The Series A Preferred Stock is convertible into shares of Common Stock, subject to certain restrictions and redemption rights, at a conversion price equal to the lowest daily sales price of the Common Stock during the four consecutive trading days immediately preceding such conversion, discounted by up to 4% and subject to certain adjustments. To date, an aggregate of 385 shares of Series A Preferred Stock have been converted into an aggregate of 319,757 shares of Common Stock.


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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         The Company is party to various legal proceedings arising out of the ordinary course of its business. Management believes that none of these actions, individually or in the aggregate, will have a material adverse effect on the results of operations or financial condition of the Company.

ITEM 2.  CHANGES IN SECURITIES

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

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

10.1       Amendment No. 1, dated as of January 13, 1997, to the Senior Secured Credit
           Agreement, dated October 30, 1996, among the Company and CIBC Wood Gundy
           Securities Corp. and the lenders named therein, incorporated by reference to
           Exhibit 10.40 to the Company's Registration Statement on Form S-3 as declared effective by the Commission on April 18, 1997.

11.1*      Computation of Earnings Per Share

27.1*      Financial Data Schedule

---------------------------

*        Filed herewith

(b)  Reports on Form 8-K

None.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         Cityscape Financial Corp.

Date:  May 12, 1997                      By: /s/ Tim S. Ledwick
       ------------                      ----------------------------
                                                 Tim S. Ledwick
                                         Title:  Chief Financial Officer
                                         (as chief accounting officer and
                                         on behalf of the registrant)