Form 10-Q
period 1997-06-30
CITYSCAPE FINANCIAL CORP
filed 1997-08-14
CIK 866253

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER: 0-27314

                            CITYSCAPE FINANCIAL CORP.
                            -------------------------


              DELAWARE                                   11-2994671
  (STATE OR OTHER JURISDICTION OF              (IRS EMPLOYER IDENTIFICATION NO.)
   INCORPORATION OR ORGANIZATION)

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

INDICATE BY CHECK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.
         YES   [X]           NO [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

                      31,865,551 SHARES $.01 PAR VALUE, OF
                       COMMON STOCK, AS OF AUGUST 7, 1997
                       ----------------------------------

                            CITYSCAPE FINANCIAL CORP.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                         SIX MONTHS ENDED JUNE 30, 1997



                                                                      PAGE
                                                                      ----
PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Consolidated Statement of Financial Condition at June 30,
  1997 and December 31, 1996                                          2

Consolidated Statements of Operations for the six months
  and three months ended June 30, 1997 and 1996                       3

Consolidated Statements of Cash Flows for the six months
  ended June 30, 1997 and 1996                                        4

Notes to Consolidated Financial Statements                            5 - 8

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS                           9 - 19

PART II - OTHER INFORMATION                                           20 - 22

                            CITYSCAPE FINANCIAL CORP.
                  CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
                                   (UNAUDITED)

                                                                          JUNE 30,          DECEMBER 31,
                                                                            1997                1996
                                                                       -------------       -------------
ASSETS
  Cash and cash equivalents                                             $ 47,959,185        $  2,107,285
  Cash held in escrow                                                     14,782,052          15,038,729
  Securities purchased under agreements to resell                                  -         154,176,608
  Due from broker for securities transactions                            105,306,675                   -
  Available-for-sale securities                                           12,592,254          14,618,194
  Mortgage servicing receivables                                         270,901,501         242,895,313
  Trading securities                                                     209,065,137         103,199,936
  Prepaid commitment fees                                                 33,957,000          35,917,000
  Mortgage loans held for sale, net                                       93,374,648         102,222,184
  Credit enhancement deposits                                             51,284,000          35,082,000
  Equipment and leasehold improvements, net                               16,341,787          13,947,037
  Goodwill                                                                54,338,247          47,466,835
  Other  assets                                                           56,590,551          43,531,238
                                                                        ------------        ------------
     Total assets                                                       $966,493,037        $810,202,359
                                                                        ============        ============

LIABILITIES
  Warehouse financing facilities                                        $ 51,788,722        $ 89,434,291
  Securities sold but not yet purchased                                  105,306,675         152,862,526
  Accounts payable and other liabilities                                  56,661,306          50,244,387
  Allowance for losses                                                    33,385,373          33,715,614
  Income taxes payable                                                    65,317,054          56,896,337
  Standby financing facility                                                       -           7,966,292
  Notes and loans payable                                                300,114,876         136,520,719
  Convertible subordinated debentures                                    129,620,000         143,730,000
                                                                        ------------        ------------
     Total liabilities                                                   742,194,006         671,370,166
                                                                        ------------        ------------


STOCKHOLDERS' EQUITY
  Preferred stock, $.01 par value, 10,000,000 shares authorized;
    3,730 issued and outstanding at June 30, 1997                                 37                   -
  Common stock, $.01 par value, 100,000,000 shares authorized;
    31,712,545 and 29,649,133 issued and outstanding at
    June 30, 1997 and December 31, 1996, respectively                        317,125             296,491
  Additional paid-in capital                                             127,545,651          57,782,609
  Foreign currency translation adjustment, net of taxes                    6,911,842           9,765,137
  Unrealized gain on available-for-sale securities, net of taxes           7,125,976           8,328,950
  Retained earnings                                                       82,398,400          62,659,006
                                                                        ------------        ------------
     Total stockholders' equity                                          224,299,031         138,832,193
                                                                        ------------        ------------

COMMITMENTS AND CONTINGENCIES
                                                                        ------------        ------------
     Total liabilities and stockholders' equity                         $966,493,037        $810,202,359
                                                                        ============        ============

          See accompanying notes to consolidated financial statements.

                            CITYSCAPE FINANCIAL CORP.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                               THREE MONTHS ENDED JUNE 30,              SIX MONTHS ENDED JUNE 30,
                                                                1997                1996                1997                1996
                                                             -----------        -----------        ------------        -----------
REVENUES
  Gain on sale of loans                                      $50,646,095        $29,216,968        $111,309,169        $53,309,706
  Interest                                                    16,312,254          6,460,688          35,733,721          9,478,371
  Mortgage origination income                                  1,430,140          1,355,553           2,214,270          2,191,649
  Servicing income                                             1,088,837            795,149           1,758,084          1,355,853
  Other                                                        5,692,049            624,343           8,690,242            896,190
                                                             -----------        -----------        ------------        -----------
          Total revenues                                      75,169,375         38,452,701         159,705,486         67,231,769
                                                             -----------        -----------        ------------        -----------

EXPENSES
  Salaries and employee benefits                              16,562,513          9,170,243          31,945,757         14,552,588
  Interest expense                                            20,250,564          4,683,682          36,706,076          6,381,727
  Selling expenses                                            14,249,564          3,011,939          25,453,462          4,374,906
  Other operating expenses                                    13,677,817          1,980,177          26,023,162          6,024,575
  Amortization of goodwill                                     1,401,794            708,486           2,558,588          1,202,280
                                                             -----------        -----------        ------------        -----------
          Total expenses                                      66,142,252         19,554,527         122,687,045         32,536,076
                                                             -----------        -----------        ------------        -----------

  Earnings before income taxes and extraordinary item          9,027,123         18,898,174          37,018,441         34,695,693

  Provision for income taxes                                   5,440,646          7,772,178          16,637,173         14,296,553
                                                             -----------        -----------        ------------        -----------

  Earnings before extraordinary item                           3,586,477         11,125,996          20,381,268         20,399,140

  Gain from extinguishment of debt, net of taxes                 425,000                  -             425,000                  -
                                                             -----------        -----------        ------------        -----------

Net earnings                                                   4,011,477         11,125,996          20,806,268         20,399,140

Preferred stock dividends                                      1,066,874                  -           1,066,874                  -
                                                             -----------        -----------        ------------        -----------

NET EARNINGS APPLICABLE TO COMMON STOCK                      $ 2,944,603        $11,125,996        $ 19,739,394        $20,399,140
                                                             ===========        ===========        ============        ===========

Earnings per share before extraordinary item: (1)
  Primary                                                    $      0.08        $      0.37        $       0.63        $      0.68
                                                             -----------        -----------        ------------        -----------
  Fully diluted                                                      N/A (2)    $      0.35        $       0.62        $      0.66
                                                             -----------        -----------        ------------        -----------

Extraordinary item per share                                 $      0.01                  -        $       0.01                  -
                                                             -----------        -----------        ------------        -----------

Net earnings per share: (1)
  Primary                                                    $      0.09        $      0.37        $       0.63        $      0.68
                                                             ===========        ===========        ============        ===========
  Fully diluted                                                      N/A (2)    $      0.35        $       0.62        $      0.66
                                                             ===========        ===========        ============        ===========

Weighted average number of shares outstanding
  and common stock equivalents: (1)
    Primary                                                   31,711,407         30,452,048          31,262,815         30,152,067
                                                             ===========        ===========        ============        ===========
    Fully diluted                                                    N/A (2)     33,841,939          37,970,666         31,940,693
                                                             ===========        ===========        ============        ===========


(1) The 1996 amounts have been restated to reflect the 100% stock dividend paid in July 1996.

(2) Because the effect of the convertible preferred stock and convertible subordinated debentures was antidilutive, fully diluted earnings per share is not applicable.

          See accompanying notes to consolidated financial statements.

                            CITYSCAPE FINANCIAL CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                          SIX MONTHS ENDED JUNE 30,
                                                                         1997                   1996
                                                                     -------------        --------------
Cash flows from operating activities:
  Net earnings                                                       $  20,806,268         $  20,399,140
    Adjustments to reconcile net earnings to net cash used in
      operating activities:
      Depreciation and amortization                                      8,163,658             2,692,300
      Income taxes payable                                               6,463,117            37,624,584
      Increase in accounts receivable and due from broker
       for securities transactions                                    (107,809,096)          (10,472,041)
      Increase in mortgage servicing receivables                       (28,006,188)          (56,275,808)
      Increase in trading securities                                  (105,865,201)          (29,843,162)
      Net purchases of securities under agreements to resell           154,176,608                     -
      Proceeds from securities sold but not yet purchased              (47,555,851)                    -
      Proceeds from sale of mortgages                                  947,562,572           731,322,184
      Mortgage origination funds disbursed                            (938,541,331)         (730,999,857)
      Increase in credit enhancement deposits                          (16,202,000)                    -
     Other, net                                                         13,803,573            (5,608,808)
                                                                     -------------         -------------
           Net cash used in operating activities                       (93,003,871)          (41,161,468)
                                                                     -------------         -------------

Cash flows from investing activities:
  Acquisitions                                                         (15,496,961)          (89,102,097)
  Purchases of equipment                                                (5,918,309)           (3,389,575)
  Proceeds from equipment sale and lease-back financing                  1,516,983               908,315
  Proceeds from sale of available-for-sale securities                      838,622                     -
                                                                     -------------         -------------
           Net cash used in investing activities                       (19,059,665)          (91,583,357)
                                                                     -------------         -------------

Cash flows from financing activities:
    Decrease in warehouse financings                                   (37,645,569)           (2,104,760)
    Decrease in standby financing facility                              (7,966,292)           (1,138,261)
    Proceeds from notes and loans payable                               49,000,000           139,134,125
    Repayment of notes and loans payable                              (185,702,843)                    -
    Net proceeds from issuance of common stock                             221,280               115,355
    Net proceeds from issuance of preferred stock                       49,249,950                     -
    Net proceeds from issuance of Notes                                290,758,908                     -
                                                                     -------------         -------------
           Net cash provided by financing activities                   157,915,434           136,006,459
                                                                     -------------         -------------

Net increase in cash and cash equivalents                               45,851,898             3,261,634
Cash and cash equivalents at beginning of period                         2,107,285             3,598,549
                                                                     =============         =============
Cash and cash equivalents at end of period                           $  47,959,183         $   6,860,183
                                                                     =============         =============

Supplemental disclosure of cash flow information:
  Income taxes paid during the period                                $   4,783,796         $   2,925,028
                                                                     =============         =============
  Interest paid during the period                                    $  23,208,810         $   2,357,385
                                                                     =============         =============

          See accompanying notes to consolidated financial statements.

                            CITYSCAPE FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1997
                                   (UNAUDITED)

1.  Organization

         Cityscape Financial Corp. ("Cityscape" or the "Company") is a consumer finance company that, through its wholly-owned subsidiary, Cityscape Corp. ("CSC"), engages in the business of originating, purchasing, selling and servicing mortgage loans secured primarily by one- to four-family residences. The majority of the Company's loans are made to owners of single family residences who use the loan proceeds for such purposes as debt consolidation, financing of home improvements and educational expenditures, among others. In the US, the Company is licensed or registered to do business in 46 states and the District of Columbia. The Company commenced operations in the United Kingdom in May 1995 with the formation of City Mortgage Corporation Limited ("CSC-UK"), an English corporation that originates, sells and services loans in England, Scotland and Wales in which the Company initially held a 50% interest and subsequently purchased the remaining 50% (see Note 3). CSC-UK had no operations and no predecessor operations prior to May 1995.

2.  Basis of Presentation

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for a fair presentation of the results for the interim period have been included. Operating results for the six months ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. The accompanying consolidated financial statements and the information included under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" should be read in conjunction with the consolidated financial statements and related notes of the Company for the year ended December 31, 1996.

         The consolidated financial statements of the Company include the accounts of CSC and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The CSC Acquisition, the UK Acquisition, the J&J Acquisition, the Greyfriars Acquisition and the M&G Acquisition (as such terms are defined below) have been accounted for under the purchase method of accounting and with respect to the CSC Acquisition as a "reverse acquisition" as described in Note 3 below.

         Certain amounts in the financial statements have been reclassified to conform with the 1997 classifications.

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

         The CSC Acquisition and the issuance of Common Stock to the former CSC shareholders resulted in the former shareholders of CSC obtaining a majority voting interest in the Company. Generally accepted accounting principles require that the company whose shareholders retain the majority interest in a combined business be treated as the acquirer for accounting purposes. As a consequence, the CSC

Acquisition has been accounted for as a "reverse acquisition" for financial reporting purposes, and CSC is deemed to have acquired a 100% interest in the Company.

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

         In May 1995, the Company and three principals of a privately held UK-based mortgage lender formed CSC-UK. CSC-UK operates in the United Kingdom (excluding Northern Ireland, the "UK"), and lends to individuals who are unable to obtain mortgage financing from conventional mortgage sources such as banks and building societies ("Conventional UK Lenders") because of impaired or unsubstantiated credit histories and/or unverifiable income. In September 1995, the Company entered into an agreement with the three other shareholders of CSC-UK and acquired 50% interest in CSC-UK not then owned by the Company through the issuance of 3,600,000 shares of the Company's Common Stock valued at $21.6 million (the "UK Acquisition"). The UK Acquisition resulted in the recognition of $19.7 million of goodwill which is being amortized using the straight-line method over a life of ten years. In addition to the goodwill, the Company acquired assets of $9.0 million, consisting primarily of mortgage servicing receivables and assumed $4.1 million of liabilities. The UK Acquisition was accounted for as a purchase transaction. No additional fair market value was assigned to the net assets received in the UK Acquisition.

         In April 1996, CSC-UK acquired all the outstanding capital stock of J&J Securities Limited, a London-based mortgage lender ("J&J"), in exchange for (pound sterling) 15.3 million ($23.3 million based on the Noon Buying Rate on the date of such acquisition) in cash and 548,000 shares of Common Stock valued at $9.8 million based upon the closing price of the Common Stock on the date of such acquisition less a discount for restrictions on the resale of such stock and incurred closing costs of $788,000 (the "J&J Acquisition"). J&J provides primarily second lien mortgage loans to UK borrowers who, similar to the Company's UK borrowers, are unable or unwilling to obtain mortgage financing from Conventional UK Lenders. Pursuant to the J&J Acquisition, the Company acquired assets with a fair value of $73.8 million consisting primarily of mortgage loans of $73.0 million (inclusive of $21.8 million of value assigned to the acquired mortgage servicing rights), and assumed liabilities with a fair value of $45.1 million. The J&J Acquisition resulted in the recognition of $5.2 million of goodwill, which is being amortized using the straight-line method over a life of ten years.

         In June 1996, CSC-UK acquired all of the outstanding capital stock of Greyfriars Group Limited, a mortgage lender based in Reading, England (formerly known as Heritable Group Limited and referred to herein as "Greyfriars"), in exchange for (pound sterling) 41.8 million ($64.1 million based on the Noon Buying Rate on the date of such acquisition) in cash and 99,362 shares of Common Stock valued at $2.5 million based upon the closing price of the Common Stock on the date of such acquisition and incurred closing costs of $2.3 million (the "Greyfriars Acquisition"). Greyfriars provides mortgage loans to borrowers that generally have higher quality credit profiles than the Company's typical UK borrowers. Pursuant to the Greyfriars Acquisition, the Company acquired assets with a fair value of $225.4 million, consisting primarily of mortgage loans of $221.2 million (inclusive of $29.2 million of value assigned to the acquired mortgage servicing rights), and assumed liabilities with a fair value of $181.9 million. The Greyfriars Acquisition resulted in the recognition of $25.4 million of goodwill, which is being amortized using the straight-line method over a life of ten years.

     In May 1997, CSC-UK acquired the assets of Midland & General PLC, a London-based mortgage broker ("M&G"), in exchange for (pound sterling) 6.5 million ($10.6 million based on the Noon Buying Rate on the date of such acquisition) (the "M&G Acquisition"). Pursuant to the M&G Acquisition, the Company acquired assets with a fair value of approximately $764,000 consisting primarily of property, plant & equipment. The M&G Acquisition resulted in the recognition of $10.2 million of goodwill, which is being amortized using the straight-line method over a life of ten years. In connection with the M&G Acquisition, the Company entered into a five-year non-compete agreement with the former principals of M&G for (pound sterling) 3.0 million ($4.9 million), which is being amortized using the straight-line method over a life of five years.

4.  New Accounting Pronouncements

         On January 1, 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 125, "Accounting for Transfer and Servicing of Financial Assets and Extinguishment of Liabilities." SFAS No. 125 addresses the accounting for all types of securitization transactions, securities lending and repurchase agreements, collateralized borrowing arrangements and other transactions involving the transfer of financial assets. SFAS No. 125 distinguishes transfers of financial assets that are sales from transfers that are secured borrowings. SFAS No. 125 is generally effective for transactions that occur after December 31, 1996, and it is to be applied prospectively. SFAS No. 125 requires the Company to allocate the total cost of mortgage loans sold to the mortgage loans sold (servicing released), retained certificates and servicing rights based on their relative values. The pronouncement also requires the Company to provide additional disclosure about the retained certificates. The adoption of SFAS No. 125 has not had a material impact on the Company's gain on sale from securitizations as they are currently structured.

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

         In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting on Comprehensive Income" which establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. This statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS No. 130 is effective for historical statements issued for periods begining after December 15, 1997. The Company has not completed its analysis of this statement.

         Additionally, in June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and
Related Information." SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. This statement requires that a public business enterprise report a measure of segment profit or loss, certain specific revenue and expense items and segment assets. SFAS No. 131 is effective for historical statements issued for periods begining after December 15, 1997. The Company has not completed its analysis of this statement.

5.  Earnings Per Share

         Primary earnings per share are based on the net earnings applicable to Common Stock divided by the weighted average number of Common Stock and Common Stock equivalents outstanding during the period, after giving effect to a 100% stock dividend effected in July 1996. Fully diluted earnings per share are based on the net earnings applicable to Common Stock adjusted for the preferred dividends paid on the Series A Preferred Stock (as defined below) and after-tax interest expense on the Convertible Debentures (as defined below), divided by the weighted average number of Common Stock and Common Stock equivalents outstanding during the period increased by the assumed conversion of the Convertible Debentures and Series A Preferred Stock into shares of Common Stock.

6.  6% Convertible Preferred Stock, Series A

         In April 1997, the Company completed the private placement of 5,000 shares of its 6% Convertible Preferred Stock, Series A (the "Series A Preferred Stock"), with a liquidation preference (the "Liquidation Preference") of $10,000 per share, and related five-year warrants to purchase 500,000 shares of Common Stock (the "Warrants"). The Series A Preferred Stock is redeemable at the option of the Company at a redemption price equal to 120% of the Liquidation Preference under certain circumstances. The Series A Preferred Stock is convertible into shares of Common Stock, subject to certain restrictions and redemption rights, at a conversion price equal to the lowest daily sales price of the Common Stock during the four consecutive trading days immediately preceding such conversion, discounted by up to 4% and subject to certain adjustments. As of July 31, 1997, an aggregate of 1,689 shares of Series A Preferred Stock had been converted into an aggregate of 1,310,909 shares of Common Stock. In June 1997, a preferred stock dividend of $509,698 was paid to the holders of the Series A Preferred Stock in the form of 26,307 shares of the Company's Common Stock. Additionally, there was recognition of the effect of a beneficial conversion feature related to the Series A Preferred Stock of $557,176.

7.  Conversion Transactions

          In April 1997, the Company induced the conversion of $14.0 million aggregate principal amount of its 6% Convertible Subordinated Debentures due 2006 (the "Convertible Debentures") resulting in the issuance upon conversion of 533,332 shares of Common Stock (at a conversion price of $26.25 per share) pursuant to the terms of the Convertible Debentures. To induce conversion, the Company issued an additional 342,708 shares of Common Stock and paid the holders of the induced Convertible Debentures $420,000 in cash. In the second quarter of 1997, these transactions resulted in the reduction of Convertible Debentures by $14.0 million, a charge to interest expense of $4.7 million related to the fair market value of the 342,708 inducement shares ($4.3 million) and the cash payment and an increase in stockholders' equity of $18.3 million due to the issuance of the conversion shares and the inducement shares. The net effect of these transactions was an increase of $13.6 million to stockholders' equity in the second quarter of 1997. As of July 31, 1997, an aggregate of $14.1 million of Convertible Debentures had been converted into Common Stock, including the induced conversion described above.

8.  Senior Notes

          In May 1997, the Company issued $300.0 million aggregate principal amount of 12 3/4% Senior Notes due June 1, 2004 (the "Notes") in a private placement. The Notes are not redeemable prior to maturity except in limited circumstances. The Company has an effective registration statement pursuant to which it is offering to exchange all outstanding Notes for a like principal amount of 12 3/4% Series A Senior Notes due 2004 (the "New Notes"). The New Notes will have the same terms as the Notes in all material respects, except for certain transfer restrictions and registration rights relating to the Notes.

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

GENERAL

OVERVIEW
         The Company is a consumer finance company engaged in the business of originating, purchasing, selling and servicing mortgage loans secured primarily by one- to four-family residences. The Company primarily generates income from gain on sale of loans sold through securitizations, gains recognized from premiums on loans sold through whole loan sales to institutional purchasers, interest earned on loans held for sale, excess mortgage servicing receivables, origination fees received as part of the loan application process and fees earned on loans serviced. Gain on sale of loans includes gain on securitization representing the fair value of the interest-only and residual certificates that the Company receives upon the sale of loans through securitizations in the US, which are reflected as trading securities, and the value of mortgage servicing receivables that it recognizes through UK securitizations. Included in gain on sale of loans is the present value of the differential between the interest rate payable by an obligor on a loan over the interest rate passed through to the purchaser acquiring an interest in such loan, less applicable recurring fees, including the costs of credit enhancements and trustee fees. Gain on sale of loans constituted approximately 69.7% and 79.3% of total revenues for the six months ended June 30, 1997 and 1996, respectively. The Company completed its first US securitization in the first quarter of 1995 and its first UK securitization in the first quarter of 1996. The Company anticipates that it will continue to sell a substantial portion of its loans through securitizations and into loan purchase facilities, with the balance sold in whole loan sales to institutional purchasers.

        The following table sets forth selected operating data for the Company for the periods indicated:

                                   Three Months Ended     Six Months Ended
                                        June 30,               June 30,
                                 ---------------------  ----------------------
                                   1997        1996        1997        1996
                                 ---------  ----------  ----------  ----------
                                            (Dollars in thousands)
ORIGINATION AND SALE DATA:
 Loans originated and purchased:
  US .......................... $  452,959  $  289,963  $  841,029  $  456,684
  UK(1)........................    117,237      41,373     216,420      68,795
                                ----------  ----------  ----------  ----------
    Total...................... $  570,196  $  331,336  $1,057,449  $  525,479
                                ==========  ==========  ==========  ==========
 Loans sold:
  US .......................... $  465,633  $  270,932  $  829,851  $  446,724
  UK(2)........................    117,711      41,373     235,084      68,795
                                ----------  ----------  ----------  ----------
    Total...................... $  583,344  $  312,305  $1,064,935  $  515,519
                                ==========  ==========  ==========  ==========

                                     As of June 30,       As of December 31,
                                          1997                    1996
                                ----------------------  ----------------------
                                Dollars in     % of     Dollars in     % of
                                Thousands    Serviced    Thousands    Serviced
                                             Portfolio                Portfolio
                                ----------  ----------  ----------  ----------
PORTFOLIO DATA:
US serviced portfolio(3)....... $2,116,316      100.0%  $1,470,344      100.0%
                                ==========  ==========  ==========  ==========
  30-59 days delinquent........ $   36,142        1.7%  $   55,182        3.7%
  60-89 days delinquent........     20,226        1.0%      20,358        1.4%
  90 days or more delinquent...    104,538        4.9%      55,684        3.8%
                                ----------  ----------  ----------  ----------
Total US delinquencies......... $  160,906        7.6%  $  131,224        8.9%
                                ==========  ==========  ==========  ==========
US REO property................ $    1,583        0.1%  $    1,010        0.1%
                                ==========  ==========  ==========  ==========
UK serviced portfolio.......... $  638,349      100.0%  $  511,140      100.0%
                                ==========  ==========  ==========  ==========
  30-59 days delinquent........ $   25,335        4.0%  $   24,142        4.7%
  60-89 days delinquent........     17,226        2.7%      10,667        2.1%
  90 days or more delinquent...     63,103        9.9%      43,941        8.6%
                                ----------  ----------  ----------  ----------
Total UK delinquencies......... $  105,664       16.6%  $   78,750       15.4%
                                ==========  ==========  ==========  ==========

(1) 1996 data excludes UK loan originations and purchases of $51.9 million and $190.5 million due to loans acquired as a result of the J&J Acquisition and the Greyfriars Acquisition, respectively.

(2) 1996 data excludes UK loan sales of $47.5 million and $153.7 million due to loans acquired as a result of the J&J Acquisition and the Greyfriars Acquisition, respectively.

(3) Excludes loans serviced pursuant to contract servicing and master servicing agreements.


RESULTS OF OPERATIONS

Three Months Ended June 30, 1997 Compared to Three Months Ended June 30, 1996

         Total revenues increased $36.7 million or 95.3% to $75.2 million for the three months ended June 30, 1997 from $38.5 million for the comparable period in 1996. This increase was due primarily to higher gains on sale of loans resulting from increased combined US and UK loan origination and purchase volume and volume of loans sold compared to the prior period and increased interest income resulting from higher average balances of loans held for sale, as well as increased discount accretion recognized on higher average balances of mortgage servicing receivables.

         Gain on sale of loans increased $21.4 million or 73.3% to $50.6 million for the three months ended June 30, 1997 from $29.2 million for the comparable period in 1996. This increase was due primarily to increased volume of US loan sales at higher average gains ($465.6 million of loan sales at a weighted average gain of 7.5% ($35.0 million) in the three months ended June 30, 1997 as compared to $270.9 million of loan sales at a weighted average gain of 5.2% ($14.0 million) in the comparable period in 1996). Additionally, the increase was due to CSC-UK's gain on sale of loans of $15.7 million representing a 13.3% gain on the $117.7 million of loan sales in the three months ended June 30, 1997 compared to gain on sale of loans of $15.3 million representing a 37.0% gain on the $41.4 million (excludes $201.2 million of loan sales for loans acquired as a result of the J&J Acquisition and the Greyfriars Acquisition) of loan sales in the comparable period in 1996. The decrease in the UK gain on sale margin was a result of a $15.0 million valuation allowance taken against gain on sale to increase existing reserves related to recorded mortgage servicing receivables due to new Non-Status Guidelines in the UK (discussed below), as well as the Company's introduction of new loan products that target higher credit quality borrowers and new loan products that provide for lower prepayment fees. The increase in the US gain on sale margin was primarily a result of higher average gains recognized on the Company's sale of its

Sav*-A-Loan(R) product (loans to homeowners with little or no equity in their property but who possess a favorable credit profile and debt-to-income ratio) of $192.9 million at an average net gain of 10.4%. The Sav*-A-Loan(R) product represented 41.4% of the Company's US loan sales and 57.4% of the gain on sale of loans during the second quarter of 1997. The increase was offset by higher premiums paid on the Company's core home equity product correspondent originations, increasing from an average of 5.1% for the second quarter of 1996 to 5.9% for the second quarter of 1997.

         The Company anticipates that the UK gain on sale margin will continue to decrease in the future as a result of the introduction of such new loan products and as a result of the Company's discontinuance of loans that utilize the Rule of 78s method commencing in August 1997. In March 1997, the Company received a letter from the Office of Fair Trading (the "OFT") which has responsibility for the granting of consumer credit licenses to mortgage lenders and for the subsequent monitoring of their activities to ensure continued fitness to hold such licenses. The Company believes the letter was also sent to other lenders, as well as intermediaries and other entities involved directly or indirectly in the non-status lending market. The letter states that, when determining the fitness of licensees, the OFT will consider whether the licensee or its associates have engaged in business practices which appear to be inappropriate, regardless of their legality. The letter specifically sets forth certain practices deemed by the OFT to fall within such categories, including the appropriateness of standard/concessionary rate structures, as well as the calculation of prepayments using the Rule of 78s method. Following the receipt of the letter, the Company commenced a review and evaluation of its practices with respect to each issue raised in the letter and entered into discussions with the OFT regarding its concerns raised in the letter.

         On July 18, 1997, the Director General of the OFT issued "Non-Status Lending Guidelines for Lenders and Brokers" (the "Non-Status Guidelines") that are applicable to mortgage lenders like CSC-UK that focus on lending to individuals who are unable or unwilling to obtain mortgage financing from conventional mortgage sources.

         The new Non-Status Guidelines highlight some of the main practices that the OFT considers to be inappropriate, whether or not lawful. The OFT has stated that if lenders and/or brokers continue these practices, the OFT will take regulatory action against them. The majority of these practices are either (i) not applicable to the Company's UK operations or (ii) practices in which the Company believes itself to be in compliance or easily able to modify its operations in order to comply with the new Non-Status Guidelines. In the new Non-Status Guidelines, however, the OFT has announced that (i) dual interest rate structures involving a large differential between the two interest rates are inappropriate and should be discontinued and (ii) the Rule of 78s method of calculating prepayments is inappropriate in the non-status lending market, should be discontinued at the earliest opportunity and should not be applied to existing loan agreements without some form of cap to ensure payments are not excessive. Furthermore, the new Non-Status Guidelines stress that lenders who wish to recoup administrative costs associated with defaults should do so in accordance with a published scale of charges and with respect to prepayments, charges for early redemption should do no more than cover the lender's unrecovered administrative and other costs incurred to the date of prepayment.

         Although the Company is still in the process of evaluating the new Non-Status Guidelines and cannot at this time predict the impact of conforming its operations to the Non-Status Guidelines, the Company has eliminated the concessionary/standard rate in its new loan programs and replaced it with a single rate. The Company anticipates that the average single rate that the Company will charge will be higher than the average concessionary rate and lower that the average standard rate that the Company had charged previously. Based on prior discussions with the OFT, the Company had previously determined that it would discontinue originating loans that calculate prepayments using the Rule of 78s method commencing in August 1997. In the future, the Company anticipates that it will calculate prepayments using alternative methods in accordance with the new Non-Status Guidelines. The Company plans to continue its discussions with the OFT regarding the effect of the new Non-Status Guidelines on the Company's existing loan agreements.

         The Company commenced broadening its UK product offerings with products that calculate prepayments without using the Rule of 78s in anticipation of potential regulatory initiatives like those set forth in the Non-Status Guidelines. The elimination of the concessionary/standard rate structure and Rule of 78s method could have a negative impact on profit margins for the Company's UK loans which could have a material adverse effect in future periods on the Company's results of operations and financial condition, especially if the Company is unsuccessful in its product-broadening efforts. In addition, there can be no assurance as to the outcome of discussions with the OFT regarding the new Non-Status Guidelines relating to Rule of 78s calculations under the Company's existing loan agreements or that the Company will not be required to revise the terms of such loan agreements. Such revisions, if they occur, could have a material adverse effect on the Company's results of operations and financial condition. In response to the announcement of the new Non-Status Guidelines, the Company took a $15.0 million valuation allowance against gain on sale to increase existing reserves related to recorded mortgage servicing receivables in the second quarter of 1997. There can be no assurance that such additional reserve will be sufficient to offset any negative impact that changes resulting from the new Non-Status Guidelines may have on the carrying value of the Company's recorded mortgage servicing receivables.

     Interest income increased $9.8 million or 150.8% to $16.3 million for the three months ended June 30, 1997 from $6.5 million for the comparable period in 1996. This increase was due primarily to the increased balance of loans held for sale during the three months ended June 30, 1997 resulting from the increased loan origination and purchase volume during the period, as well as the accretion of the discount recorded on higher average balances of mortgage servicing receivables.


     Mortgage origination income remained unchanged at $1.4 million for the three months ended June 30, 1997 and for the comparable period in 1996. Mortgage origination income as a percentage of domestic originations decreased to 0.3% for the three months ended June 30, 1997 from 0.5% for the comparable period in 1996 due primarily to lower fees earned on the Company's domestic broker originations. It is anticipated that the Company's domestic origination fees as a percentage of loans originated will continue to decrease in the future. Mortgage origination income as a percentage of revenues decreased to 1.9% for the three months ended June 30, 1997 from 3.5% for the comparable period in 1996.

     Servicing income increased $293,688 or 36.9% to $1.1 million for the three months ended June 30, 1997 from $795,149 for the comparable period in 1996. This increase was due primarily to an increase in the average balances of US loans serviced to $1.9 billion for the three months ended June 30, 1997 from $587.9 million for the comparable period in 1996 and the increase in the average balances of UK loans serviced to $602.9 million for the three months ended June 30, 1997 from $198.4 million for the comparable period in 1996.

     Total expenses increased $46.5 million or 237.2% to $66.1 million for the three months ended June 30, 1997 from $19.6 million for the comparable period in 1996. This increase was due primarily to increased salaries, interest expense, selling expenses and operating expenses related to increased loan origination and purchase volume during the three months ended June 30, 1997. Total expenses as a percentage of total revenues increased to 87.9% for the three months ended June 30, 1997 from 50.9% for the comparable period in 1996. Excluding the effect of two one-time charges, total expenses as a percentage of total revenues would have been 68.1%. This increase was due primarily to increased interest expense during the three months ended June 30, 1997. During the second quarter of 1997, amortization of goodwill related to the UK Acquisition, the J&J Acquisition, the Greyfriars Acquisition and the M&G Acquisition totaled $1.4 million.

     Salaries and employee benefits increased $7.4 million or 80.4% to $16.6 million for the three months ended June 30, 1997 from $9.2 million for the comparable period in 1996. This increase was due primarily to increased staffing levels to 924 US employees at June 30, 1997 compared to 367 US employees at June 30, 1996 and the increased staffing levels associated with the UK operations (543 UK employees at June 30, 1997 compared to 248 UK employees at June 30,
1996) resulting from the growth in loan origination and purchase volume, geographic expansion and increased loans serviced, as well as the J&J Acquisition, the Greyfriars Acquisition and the M&G Acquisition.

     Interest expense increased $15.6 million or 331.9% to $20.3 million for the three months ended June 30, 1997 from $4.7 million for the comparable period in 1996. This increase was due primarily to the interest costs associated with the $143.8 million of Convertible Debentures issued during the middle of the second quarter of 1996 (as compared to a full quarter impact in the second quarter of 1997) and the $300.0 million of Notes issued during the second quarter of 1997, as well as a one-time charge of $4.7 million related to the induced conversion of $14.0 million of the Convertible Debentures.

     Selling and other expenses increased $22.9 million or 458.0% to $27.9 million for the three months ended June 30, 1997 from $5.0 million for the comparable period in 1996. This increase was due primarily to increased selling costs of $11.2 million or 373.3% to $14.2 million for the three months ended June 30, 1997 from $3.0 million for the comparable period in 1996 as a result of increased selling and commission costs for UK loan originations (primarily as a result of the higher commissions paid to brokers who have entered into right of first refusal agreements with the Company) and increased professional fees, travel and entertainment and occupancy costs incurred to support the increased loan origination and purchase volume.

     An extraordinary gain of $425,000, net of taxes, was recorded as a result of the early extinguishment of the $25.0 million note due December 1997. The Company recognized as a gain the discount received from the lender as a result of the early extinguishment.

     Net earnings applicable to common stock decreased $8.2 million or 73.9% to $2.9 million for the three months ended June 30, 1997 from $11.1 million for the comparable period in 1996. This decrease in net earnings was due primarily to two one-time charges. First, as discussed above, the Company incurred a non-tax deductible charge of $4.7 million related to the induced conversion of $14.0 million of the Convertible Debentures. Second, the Company took an after-tax valuation allowance against gain on sale of $9.1 million ($15.0 million pre-tax) to increase reserves for recently announced UK regulatory guidelines. In addition, preferred stock dividends of $1.1 million were paid to the holders of the Series A Preferred Stock. This decrease was partially offset by increased revenues resulting from an increase in US and UK loan origination and purchase volume and volume of loans sold during the three months ended June 30, 1997 as the Company expanded its geographic base and further penetrated existing markets.

Six Months Ended June 30, 1997 Compared to Six Months Ended June 30, 1996

     Total revenues increased $92.5 million or 137.6% to $159.7 million for the six months ended June 30, 1997 from $67.2 million for the comparable period in 1996. This increase was due primarily to higher gains on sale of loans resulting from increased combined US and UK loan origination and purchase volume and volume of loans sold compared to the prior period and increased interest income resulting from higher average balances of loans held for sale, as well as increased discount accretion recognized on higher average balances of mortgage servicing receivables.

     Gain on sale of loans increased $58.0 million or 108.8% to $111.3 million for the six months ended June 30, 1997 from $53.3 million for the comparable period in 1996. This increase was due primarily to increased volume of US loan sales at higher average gains ($829.8 million of loan sales at a weighted average gain of 7.5% ($61.8 million) in the six months ended June 30, 1997 as compared to $446.7 million of loan sales at a weighted average gain of 5.8% ($25.8 million) in the comparable period in 1996). Additionally, the increase was due to CSC-UK's gain on sale of loans of $49.6 million representing a 21.1% gain on the $235.1 million of loan sales in the six months ended June 30, 1997 compared to gain on sale of loans of $27.5 million representing a 40.0% gain on the $68.8 million of loan sales (excludes $201.2 million of loan sales for loans acquired as a result of the J&J Acquisition and the Greyfriars Acquisition) in the comparable period in 1996. The decrease in the UK gain on sale margin was a result of a $15.0 million valuation allowance taken against gain on sale to increase existing reserves related to recorded mortgage servicing receivables due to new Non-Status Guidelines in the UK, as well as the Company's introduction of new loan products that target higher credit quality borrowers and new loan products that provide for lower prepayment fees. The increase in the US gain on sale margin was primarily a result of higher average gains recognized on the Company's sale of its Sav*-A-Loan(R) product of $321.7 million at an average net gain of 10.2%. The Sav*-A-Loan(R) product represented 38.8% of the Company's US loan sales and 53.6% of the gain on sale of loans during the first six months of 1997. The increase was offset by higher premiums paid on the Company's core home equity product correspondent originations, increasing from an average of 4.9% for the first six months of 1996 to 6.1% for the first six months of 1997. The Company anticipates that the UK gain on sale margin will continue to decrease in the future as a result of the introduction of new loan products and as a result of the Company's discontinuance of loans that utilize the Rule of 78s method commencing in August 1997.

     Interest income increased $26.2 million or 275.8% to $35.7 million for the six months ended June 30, 1997 from $9.5 million for the comparable period in 1996. This increase was due primarily to the increased balance of loans held for sale during the six months ended June 30, 1997 resulting from the increased loan origination and purchase volume during the period, as well as the accretion of the discount recorded on higher average balances of mortgage servicing receivables.

         Mortgage origination income remained unchanged at $2.2 million for the six months ended June 30, 1997 and for the comparable period in 1996. Mortgage origination income as a percentage of domestic originations decreased to 0.3% for the six months ended June 30, 1997 from 0.5% for the comparable period in 1996 due primarily to lower fees earned on the Company's domestic broker originations. It is anticipated that the Company's domestic origination fees as a percentage of loans originated will continue to decrease in the future. Mortgage origination income as a percentage of revenues decreased to 1.4% for the six months ended June 30, 1997 from 3.3% for the comparable period in 1996.

         Servicing income increased $0.4 million or 28.6% to $1.8 million for the six months ended June 30, 1997 from $1.4 million for the comparable period in 1996. This increase was due primarily to an increase in the average balances of US loans serviced to $1.8 billion for the six months ended June 30, 1997 from $500.9 million for the comparable period in 1996 and the increase in the average balances of UK loans serviced to $574.7 million for the six months ended June 30, 1997 from $128.2 million for the comparable period in 1996.

         Total expenses increased $90.2 million or 277.5% to $122.7 million for the six months ended June 30, 1997 from $32.5 million for the comparable period in 1996. This increase was due primarily to increased salaries, interest expense, selling expenses and operating expenses related to increased loan origination and purchase volume during the six months ended June 30, 1997. Total expenses as a percentage of total revenues increased to 76.8% for the six months ended June 30, 1997 from 48.4% for the comparable period in 1996. Excluding the effect of two one-time charges, total expenses as a percentage of total revenues would have been 67.5%. This increase was due primarily to increased interest expense during the six months ended June 30, 1997. During the first six months of 1997, amortization of goodwill related to the UK Acquisition, the J&J Acquisition, the Greyfriars Acquisition and the M&G Acquisition totaled $2.6 million.

         Salaries and employee benefits increased $17.3 million or 118.5% to $31.9 million for the six months ended June 30, 1997 from $14.6 million for the comparable period in 1996. This increase was due primarily to increased staffing levels to 924 US employees at June 30, 1997 compared to 367 US employees at June 30, 1996 and the increased staffing levels associated with the UK operations (543 UK employees at June 30, 1997 compared to 248 UK employees at June 30,
1996) resulting from the growth in loan origination and purchase volume, geographic expansion and increased loans serviced, as well as the J&J Acquisition, the Greyfriars Acquisition and the M&G Acquisition.

         Interest expense increased $30.3 million or 473.4% to $36.7 million for the six months ended June 30, 1997 from $6.4 million for the comparable period in 1996. This increase was due primarily to the interest costs associated with the $143.8 million of Convertible Debentures issued during the second quarter of 1996 and the $300.0 million Notes issued during the second quarter of 1997, as well as a one-time charge of $4.7 million related to the induced conversion of $14.0 million of the Convertible Debentures.

         Selling and other expenses increased $41.1 million or 395.2% to $51.5 million for the six months ended June 30, 1997 from $10.4 million for the comparable period in 1996. This increase was due primarily to increased selling costs of $21.1 million or 479.5% to $25.5 million for the six months ended June 30, 1997 from $4.4 million for the comparable period in 1996 as a result of increased selling and commission costs for UK loan originations (primarily as a result of the higher commissions paid to brokers who have entered into right of first refusal agreements with the Company) and increased professional fees, travel and entertainment and occupancy costs incurred to support the increased loan origination and purchase volume.

         An extraordinary gain of $425,000, net of taxes, was recorded as a result of the early extinguishment of the $25.0 million note due December 1997. The Company recognized as a gain the discount received from the lender as a result of the early extinguishment.

         Net earnings applicable to common stock decreased $0.7 million or 3.4% to $19.7 million for the six months ended June 30, 1997 from $20.4 million for the comparable period in 1996. This decrease was due primarily to the two one-time charges and preferred stock dividends, as previously discussed, partially offset by increased revenues resulting from an increase in US and UK loan origination and purchase volume and volume of loans sold during the three months ended June 30, 1997 as the Company expanded its geographic base and further penetrated existing markets.


FINANCIAL CONDITION

June 30, 1997 Compared to December 31, 1996

         Cash and cash equivalents increased $45.9 million or 2,185.7% to $48.0 million at June 30, 1997 from $2.1 million at December 31, 1996. This increase was due primarily to the issuance of the Series A Preferred Stock with net proceeds of $49.3 million in April 1997 and the issuance of the $300.0 million of Notes in May 1997. This increase in cash was offset by the repayment of $150.0 million outstanding under the Senior Secured Facility (as defined below), $25.0 million note related to the UK Greenwich Facility (as defined below), $6.4 million of premium advances under the US Greenwich Facility (as defined below), and $16.0 million outstanding under the working capital portion of the UK Greenwich Facility and $5.0 million under the Bank of Boston Facility (as defined below).

         There were no securities purchased under agreements to resell at June 30, 1997 as compared to $154.2 million at December 31, 1996. Securities purchased under agreements to resell represent US Treasury securities borrowed from the repo desk of a counterparty to facilitate the delivery of US Treasury securities sold short as part of the Company's strategy to manage interest rate risk on loan originations. This decrease was due to the closing of the Company's open positions prior to June 30, 1997.

         Due from broker for securities transactions was $105.3 million at June 30, 1997. Due from broker for securities transactions represent US Treasury securities sold short on June 30, 1997, while the trade did not settle until July 1, 1997. This transaction was part of the Company's strategy to manage interest rate risk on loan originations. There was no corresponding balance at December 31, 1996.

         Available-for-sale securities represents the fair value less a discount for the restrictions on the resale of such stock of the 946,786 shares of common stock of IMC Mortgage Company ("IMC") owned by the Company at June 30, 1997. Available-for-sale securities decreased $2.0 million or 13.7% to $12.6 million at June 30, 1997 from $14.6 million at December 31, 1996 primarily due to the Company selling 144,124 shares of IMC stock in a public offering.

         Mortgage servicing receivables increased $28.0 million or 11.5% to $270.9 million at June 30, 1997 from $242.9 million at December 31, 1996. The increase represents $100.9 million of mortgage servicing receivables recognized as a result of loans sold in the UK and the US with servicing rights retained. Such increase was primarily offset by the transfer of $47.4 million of mortgage servicing receivables to trading securities as a result of US securitization transactions, the $15.0 million valuation allowance due to the new Non-Status Guidelines in the UK, and amortization.

         Trading securities, which consist of interest-only and residual certificates, increased $105.9 million or 102.6% to $209.1 million at June 30, 1997 from $103.2 million at December 31, 1996. This increase was due to the $890.2 million of US securitizations completed during the six months ended June 30, 1997.

         Prepaid commitment fees, which represent a fee paid to Greenwich (as defined below) as a result of the UK Greenwich Facility entered into by CSC-UK and Greenwich in March 1996, decreased $1.9 million or 5.3% to $34.0 million at June 30, 1997 from $35.9 million at December 31, 1997 as a result of amortization of such fee over the 20-year life of the UK Greenwich Facility.

         Mortgage loans held for sale, net decreased $8.8 million or 8.6% to $93.4 million at June 30, 1997 from $102.2 million at December 31, 1996. This decrease was due primarily to the volume of UK loans sold exceeding loan origination volume in the UK during the six months ended June 30, 1997. Included in mortgage loans held for sale are $41.6 million and $12.8 million of self-funded loans as of June 30, 1997 and December 31, 1996, respectively.

         Credit enhancement deposits, which represent initial reserve funds established on UK securitizations and sales into purchase facilities, increased $16.2 million or 46.2% to $51.3 million at June

30, 1997 from $35.1 million at December 31, 1996. This increase was due primarily to $264.4 million of UK securitizations during the first six months of 1997.

         Goodwill, net of amortization, increased $6.8 million or 14.3% to $54.3 million at June 30, 1997 from $47.5 million at December 31, 1996. This increase was due primarily to the recording of $10.2 million of goodwill as a result of the M&G Acquisition offset by the amortization of the goodwill recorded in connection with the UK Acquisition, the J&J Acquisition, the Greyfriars Acquisition and the M&G Acquisition.

         Other assets increased $13.1 million or 30.1% to $56.6 million at June 30, 1997 from $43.5 million at December 31, 1996. This increase was due primarily to an increase in UK other assets to $10.8 million at June 30, 1997 from $6.5 million at December 31, 1996 and deferred issuance costs of $9.4 million relating to the Notes.

         Warehouse financing facilities outstanding decreased $37.6 million or 42.1% to $51.8 million at June 30, 1997 from $89.4 million at December 31, 1996. This decrease was due primarily to the increased volume of loans sold utilizing the warehouse facility as reflected in the decrease in mortgages loans held for sale, net, the decrease in subwarehouse loans receivable from $14.9 million at December 31, 1996 to $4.9 million at June 30, 1997 and the repayment of $16.0 million outstanding under the UK Greenwich Facility with the proceeds of the Notes.

         Securities sold but not yet purchased decreased $47.6 million or 31.1% to $105.3 million at June 30, 1997 from $152.9 million at December 31, 1996. Securities sold but not yet purchased represent US Treasury securities sold short as part of the Company's strategy to manage interest rate risk on loan originations.

         Accounts payable and other liabilities increased $6.5 million or 12.9% to $56.7 million at June 30, 1997 from $50.2 million at December 31, 1996. This increase was due primarily to increased accrued interest expense related to the $300.0 million of Notes issued in May 1997.

         Allowance for losses decreased $0.3 million or 0.9% to $33.4 million at June 30, 1997 from $33.7 million at December 31, 1996. This decrease was due primarily to the transfer of $47.4 million of US mortgage servicing receivables with $12.8 million of allowance for losses to trading securities as a result of US securitization transactions, which are recorded net of such allowance for losses. Excluding the impact of these transfers, the Company's allowance for losses increased $7.1 million during the first six months of 1997.

         Notes and loans payable increased $163.6 million or 119.9% to $300.1 million at June 30, 1997 from $136.5 million at December 31, 1996. This increase was due to the issuance of the $300.0 million of Notes offset by the repayment of $150.0 million outstanding under the Senior Secured Facility, $25.0 million note related to the UK Greenwich Facility, $6.4 million of premium advances under the US Greenwich Facility and $5.0 million under the Bank of Boston Facility.

         Stockholders' equity increased $85.5 million or 61.6% to $224.3 million at June 30, 1997 from $138.8 million at December 31, 1996 due primarily to net earnings of $20.8 million for the six months ended June 30, 1997 and an increase in paid-in-capital of $69.8 million relating to the issuance of the Series A Preferred Stock and the induced conversion of the Convertible Debentures. This increase was offset by a reduction in unrealized gain on available-for-sale securities, net of taxes of $1.2 million, a foreign currency translation adjustment, net of taxes of $2.9 million and preferred dividends on Series A Preferred Stock of $1.1 million.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's business requires substantial cash to support its operating activities. The Company's principal cash requirements include the funding of loan originations and purchases, payment of interest expenses, funding the overcollateralization requirements for securitizations, operating expenses, income taxes and capital expenditures. The Company uses its cash flow from whole loan sales, loans sold through securitizations, capital markets offerings, pre-funding mechanisms through securitizations, loan origination fees, processing fees, net interest income and borrowings under its warehouse facility, US purchase facilities, standby facilities and UK purchase facility to meet its working capital needs and to fund acquisitions.

         Adequate credit facilities and other sources of funding, including the ability of the Company to sell loans, are essential to the continuation of the Company's ability to originate and purchase loans. As a result of increased loan originations and purchases and its growing securitization program, the Company has operated, and expects to continue to operate, on a negative cash flow basis. During the six months ended June 30, 1997 and 1996, the Company used operating cash of $93.0 million and $41.2 million, respectively. Additionally, during the six months ended June 30, 1997 and 1996, the Company used cash of $19.1 million and $91.6 million, respectively, in investing activities. The Company's sale of loans through securitizations has resulted in a gain on sale of loans through securitizations recognized by the Company. The recognition of this gain on sale has a negative impact on the cash flow of the Company because significant costs are incurred upon closing of the transactions giving rise to such gain and the Company is required to pay income taxes on the gain on sale in the period recognized, although the Company does not receive the cash representing the gain until later periods as the related loans are repaid or otherwise collected. During the same periods, the Company received cash from financing activities of $157.9 million and $136.0 million, respectively.

         The Company is required to comply with various operating and financial covenants as defined in the agreements described above, including maintaining an adjusted leverage ratio of senior debt to adjusted tangible net worth of less than 10:1 and an adjusted tangible net worth greater than $50.0 million. The covenants in certain of the Company's sources of funding also restrict actions by the Company and its subsidiaries, including, among other things (i) the incurrence and existence of indebtedness, (ii) the incurrence and existence of liens or other encumbrances, (iii) the payment of dividends and repurchases of capital stock, (iv) investments, loans and advances, (v) the incurrence and existence of contingent obligations, (vi) consolidations, mergers and sales of assets, (vii) the incurrence and existence of payment restrictions affecting subsidiaries, (viii) certain transactions with affiliates, (ix) changes in lines of businesses, (x) transfers of assets to subsidiaries and (xi) the incurrence and existence of negative pledges. The descriptions above of the covenants contained in the Company's credit facilities and other sources of funding do not purport to be complete and are qualified in their entirety by reference to the exhibits filed with or incorporated by reference in the Company's Annual Report on Form 10-K or the Company's Quarterly Reports on Form 10-Q. The continued availability of funds provided to the Company under these agreements is subject to the Company's continued compliance with these covenants. In addition, the Notes, the Convertible Debentures and the Series A Preferred Stock permit the holders of such securities to require the Company to purchase such securities upon a change of control (as defined in the respective Indentures or the Certificate of Designation, as the case may be).

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


Credit Facilities

         Warehouse Facility. The Company borrows funds on a short-term basis to support the accumulation of loans prior to sale. These short-term borrowings are made under a warehouse line of credit with a group of banks for which CoreStates Bank N.A. ("CoreStates") serves as agent (the "Warehouse Facility"). Pursuant to the Warehouse Facility, the Company has available a secured revolving credit line of $72.0 million to finance the Company's origination or purchase of loans, pending sale to investors or for holding certain loans in its own portfolio (the "Revolving Credit Line"). The Revolving Credit Line is settled on a revolving basis in conjunction with ongoing loan sales and bears interest at a variable rate based on the prime and LIBOR rates (8.75% at June 30, 1997) based on (i) 25 basis points over the higher of either the prime rate or the federal funds rate plus 50 basis points, or (ii) LIBOR (A) divided by the result of one minus the stated maximum rate at which reserves are required to be maintained by Federal Reserve System member banks, (B) plus 175 basis points, as periodically elected by the Company. The outstanding balance of this portion of the Warehouse Facility was $51.5 million at June 30, 1997. The Revolving Credit Line extends through September 1997.

         The Warehouse Facility also permits the Company to use up to 20.0% of the Revolving Credit Line to provide subwarehouse lines of credit to certain loan correspondents from whom the Company purchases loans. In July 1995, the Company began lending funds on a short-term basis to assist in the funding of loans originated by certain of the Company's loan correspondents. Each borrowing under these subwarehouse credit lines has a term of not more than 30 days. The Company requires personal guarantees of the credit line from the principals of the related loan correspondents. At June 30, 1997, the aggregate balance of loans outstanding under this program was $4.9 million, with applications pending for an additional $14.0 million of loans.

         The Company also has a loan and security agreement with CoreStates whereby CoreStates agrees to lend the Company up to $10.0 million to fund loan originations and purchases. Borrowings under the agreement bear interest at the prime rate plus 25 basis points (8.75% at June 30, 1997) and are due upon demand. The agreement terminates on September 30, 1997. There was no outstanding balance under the loan and security agreement at June 30, 1997.

         US Purchase Facilities and Standby Facilities. The Company has a $50.0 million loan purchase agreement (the "US Purchase Facility") with ContiTrade Services Corporation ("ContiTrade") whereby the Company originates and then sells loans to ContiTrade and retains the right to repurchase loans at a future date for whole loan sales to institutional investors or for sales through securitizations. This agreement extends through June 1999. There was no principal balance of loans sold to and retained by ContiTrade at June 30, 1997 under the US Purchase Facility. In October 1996, the Company entered into a $5.0 million unsecured revolving credit facility with The First National Bank of Boston (the "Bank of Boston Facility"). The Bank of Boston Facility bears interest at a variable rate based on The First National Bank of Boston Base Rate plus 50 basis points (9.0% at June 30, 1997). Advances under the Bank of Boston Facility are due on October 24, 1997. The outstanding balance under this facility was paid off with proceeds from the Notes.

         In June 1996, the Company entered into a purchase and sale agreement with Greenwich Capital Financial Products, Inc., an affiliate of Greenwich Capital Markets, Inc. (referred to herein, including any affiliates as "Greenwich"), effective as of February 2, 1996 (the "US Greenwich Facility"), with respect to mortgage loans originated or purchased by the Company in the US. Pursuant to the US Greenwich Facility, the Company sold loans to Greenwich which were subsequently included in securitizations. In addition, the Company was advanced amounts based on a percentage of the principal balance of the loans sold to Greenwich. Advanced amounts outstanding under this facility bore interest at a rate of LIBOR plus 175 basis points (7.66% at June 30, 1997). The US Greenwich Facility provided for the purchase and sale of $1.0 billion of loans. The Company and Greenwich continued to purchase and sell loans after the facility amount was exceeded through December 1996. The Company has a commitment from Greenwich to enter into agreements to provide a $3.0 billion mortgage loan financing facility at a rate of LIBOR plus 150 basis points, a $25.0 million residual financing facility at a rate of LIBOR plus 300 basis points and a $3.0 billion securitization facility, each for a term of one year, subject to execution of definitive documents satisfactory to Greenwich as well as certain other conditions. The Company and Greenwich, pending the completion of definitive documents, are operating under the terms of the US Greenwich Facility structured consistent with the new proposed arrangement, however, as a financing facility. No definitive agreement exists with respect to the new arrangement nor can any assurance be given that such an agreement will be reached. Because it is structured as a financing facility and not as a purchase and sale facility, the new arrangement with Greenwich could affect the timing of the Company's reported gain on sale, adversely affecting gain on sale in a future period if the Company fails to sell or securitize the loan origination and purchase volume for such period. The Company retains servicing rights on all loans sold pursuant to the US Greenwich Facility.

         UK Purchase Facility. In March 1996, CSC-UK entered into a mortgage loan purchase agreement with Greenwich effective as of January 1, 1996 (the "UK Greenwich Facility"), that includes a working capital facility with respect to the funding of variable rate, residential mortgage loans originated or purchased by CSC-UK in the UK and terminated a previous facility with Greenwich. Pursuant to the UK Greenwich Facility and with certain exceptions, CSC-UK sells all of the loans it originates to Greenwich which must buy such loans. CSC-UK and/or Greenwich subsequently resells these loans through whole loan sales or securitizations. The UK Greenwich Facility includes a working capital facility pursuant to which CSC-UK is advanced amounts based on a percentage of the principal balance of loans originated or purchased by CSC-UK and sold to Greenwich, which advance may not exceed pound sterling 10.0 million in the aggregate outstanding at any time. Outstanding amounts under this working capital facility bear interest at a rate of LIBOR plus 255 basis points (8.46% at June 30, 1997). This agreement expires as to the working capital facility on December 31, 2000 and as to the purchase facility on December 31, 2015. Both CSC-UK and Greenwich are prohibited from entering into substantially similar transactions with other parties. CSC-UK agreed to pay a fee to Greenwich in connection with the UK Greenwich Facility in the aggregate amount of $38.0 million evidenced by two notes bearing interest at a rate of 6.2%, $13.0 million of which was paid in December 1996 and $25.0 million of which was due in December 1997, but was paid in May 1997. Due to the early extinguishment of debt, an extraordinary gain of $425,000, net of taxes, was recognized in the second quarter of 1997. Such fee is amortized over the life of the UK Greenwich Facility. There was no outstanding balance under the working capital facility portion of the UK Greenwich Facility at June 30, 1997.


Convertible Debentures

         In May 1996, the Company issued $143.8 million of 6% Convertible Subordinated Debentures due 2006 convertible at any time into shares of Common Stock, currently at a conversion price of $26.25 per share, subject to adjustment. The terms of the indenture governing the Convertible Debentures do not limit the incurrence of additional indebtedness by the Company, nor do they limit the Company's ability to make payments such as dividends. As of July 31, 1997, an aggregate of $14.1 million principal amount of Convertible Debentures had been converted into Common Stock.

         In April 1997, the Company induced the conversion of $14.0 million aggregate principal amount of its Convertible Debentures resulting in the issuance upon conversion of 533,332 shares of Common Stock (at a conversion price of $26.25 per share) pursuant to the terms of the Convertible Debentures. To induce conversion, the Company issued an additional 342,708 shares of Common Stock and paid the holders of the induced Convertible Debentures $420,000 in cash. In the second quarter of 1997, these transactions resulted in the reduction of Convertible Debentures by $14.0 million, a charge to earnings of $4.7 million related to the fair market value of such 342,708 inducement shares ($4.3 million) and such cash payment and an increase in stockholders' equity of $18.3 million due to the issuance of the conversion shares and the inducement shares. The net effect of these transactions was an increase of $13.6 million to stockholders' equity in the second quarter of 1997.

6% Convertible Preferred Stock, Series A

         In April 1997, the Company completed the private placement of 5,000 shares of its Series A Preferred Stock, with a Liquidation Preference of $10,000 per share, and related five-year Warrants to purchase 500,000 shares of Common Stock. The Series A Preferred Stock is redeemable at the option of the Company at a redemption price equal to 120% of the Liquidation Preference under certain circumstances. The Series A Preferred Stock is convertible into shares of Common Stock, subject to certain restrictions and redemption rights, at a conversion price equal to the lowest daily sales price of the Common Stock during the four consecutive trading days immediately preceding such conversion, discounted by up to 4% and subject to certain adjustments. As of July 31, 1997, an aggregate of 1,689 shares of Series A Preferred Stock had been converted into an aggregate of 1,310,909 shares of Common Stock.

Senior Notes

         In May 1997, the Company issued $300.0 million aggregate principal amount of 12 3/4% Senior Notes due 2004 in a private placement. The Notes are not redeemable prior to maturity except in limited circumstances. The Company has an effective registration statement pursuant to which it is offering to exchange all outstanding Notes for a like principal amount of 12 3/4% Series A Senior Notes due 2004. The New Notes will have the same terms as the Notes in all material respects, except for certain transfer restrictions and registration rights relating to the Notes.

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

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)      The Company's Annual Meeting of Stockholders was held on June 4, 1997.

(b) Elected two directors to hold office until the 2000 Annual Meeting, and in each case until their successors are elected and qualified.

         ELECTED DIRECTORS         FOR             AGAINST       UNVOTED
         -----------------         ---             -------       -------
         Robert M. Stata*          26,305,816      18,325        3,420,181
         David A. Steene           26,305,716      18,425        3,420,181

         INCUMBENT DIRECTORS
         -------------------
         Robert Grosser
         Robert C. Patent
         Asher Fensterheim
         Jonah L. Goldstein
         Arthur P. Gould
         Hollis W. Rademacher

         * Mr. Stata resigned from the Board of Directors, effective July 29, 1997, and the Board appointed Steven M. Miller to fill the vacancy.

(c) Stockholders approved an amendment to the Company's Certificate of Incorporation to increase the Company's authorized Common Stock by 50,000,000 shares to an aggregate of 100,000,000 shares and the Company's authorized Preferred Stock by 5,000,000 shares to an aggregate of 10,000,000 shares as follows:

         Number of votes for                  23,707,823
         Number of votes against                 124,901
         Number of abstentions                     8,170
         Number of broker non-votes            2,483,247
         Number of shares not voted            3,420,181

         Stockholders approved the Company's 1997 Stock Option Plan and to reserve 1,500,000 shares for issuance under the plan (subject to antidilution adjustments specified in the plan) as follows:

         Number of votes for                  20,915,800
         Number of votes against               2,907,774
         Number of abstentions                    17,320
         Number of broker non-votes            2,483,247
         Number of shares not voted            3,420,181

         Stockholders approved and ratified the selection of KPMG Peat Marwick LLP as independent accountants of the Company for the fiscal year ending December 31, 1997 as follows:

         Number of votes for                  26,145,234
         Number of votes against                 175,917
         Number of abstentions                     2,990
         Number of shares not voted            3,420,181


ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

EXHIBIT
NUMBER                             DESCRIPTION OF EXHIBIT
------                             ----------------------

3.1 Certificate of Incorporation of the Company, as amended, incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-4 filed with the Commission on June 26, 1997.

4.1 Indenture, dated as of May 14, 1997, among the Company, CSC and The Chase Manhattan Bank, incorporated by reference to Exhibit
                4.1 to the Company's Registration Statement on Form S-4 filed with the Commission on June 26, 1997.

4.2 Registration Rights Agreement, dated as of May 14, 1997, among the Company, CSC, CIBC Wood Gundy Securities Corp., Bear, Stearns & Co. Inc. and Oppenheimer & Co., Inc., incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-4 filed with the Commission on June 26, 1997.

10.1            1997 Stock Option Plan, incorporated by reference to Exhibit
                10.53 to the Company's Registration Statement on Form S-4 filed with the Commission on June 26, 1997.

11.1*           Computation of Earnings Per Share

27.1*           Financial Data Schedule

---------------------------
*        Filed herewith


(b)      Reports on Form 8-K

         1. Form 8-K dated April 11, 1997 reporting the Company's private placement of 5,000 shares of 6% Convertible Preferred Stock, Series A.

         2. Form 8-K dated April 30, 1997 reporting the Company's results for the three months ended March 31, 1997.

         3. Form 8-K dated April 30, 1997 reporting the Company's offering in a private placement of $300.0 million Senior Notes due 2004.

         4. Form 8-K dated May 20, 1997 reporting the Company's private placement of $300.0 million 12 3/4% Senior Notes due 2004.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               Cityscape Financial Corp.
                                               -------------------------




Date: August 14, 1997                          By:/s/ Tim S. Ledwick
      ---------------                            ------------------
                                                      Tim S. Ledwick
                                               Title:  Chief Financial Officer
                                               (as chief accounting officer and
                                               on behalf of the registrant)

                                EXHIBIT INDEX
EXHIBIT
NUMBER                             DESCRIPTION OF EXHIBIT
------                             ----------------------

3.1 Certificate of Incorporation of the Company, as amended, incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-4 filed with the Commission on June 26, 1997.

4.1 Indenture, dated as of May 14, 1997, among the Company, CSC and The Chase Manhattan Bank, incorporated by reference to Exhibit
                4.1 to the Company's Registration Statement on Form S-4 filed with the Commission on June 26, 1997.

4.2 Registration Rights Agreement, dated as of May 14, 1997, among the Company, CSC, CIBC Wood Gundy Securities Corp., Bear, Stearns & Co. Inc. and Oppenheimer & Co., Inc., incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-4 filed with the Commission on June 26, 1997.

10.1            1997 Stock Option Plan, incorporated by reference to Exhibit
                10.53 to the Company's Registration Statement on Form S-4 filed with the Commission on June 26, 1997.

11.1*           Computation of Earnings Per Share

27.1*           Financial Data Schedule

---------------------------
*        Filed herewith