Form 10-Q
period 1997-09-30
CITYSCAPE FINANCIAL CORP
filed 1997-11-14
CIK 866253

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended September 30, 1997

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                        Commission file number: 0-27314


                           CITYSCAPE FINANCIAL CORP.


         Delaware                                         11-2994671
      --------------                                   ----------------
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


            -------------------------------------------------------
              (Former name, former address and former fiscal year
                         if changed since last report)


Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes   X      No
          ---         ---

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

                      42,062,462 shares $.01 par value, of
                      Common Stock, as of November 7, 1997
                      ------------------------------------







                           CITYSCAPE FINANCIAL CORP.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                      NINE MONTHS ENDED SEPTEMBER 30, 1997


                                                                           PAGE
                                                                          ------

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (Unaudited)

Consolidated Statements of Financial Condition at September 30, 1997
  and December 31, 1996                                                       2

Consolidated Statements of Operations for the nine months
  and three months ended September 30, 1997 and 1996                          3

Consolidated Statements of Cash Flows for the nine months
  ended September 30, 1997 and 1996                                           4

Notes to Consolidated Financial Statements                                    5

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS                                            12

PART II - OTHER INFORMATION                                                  25

                           CITYSCAPE FINANCIAL CORP.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                  (UNAUDITED)

                                                                           SEPTEMBER 30,       DECEMBER 31,
                                                                               1997                1996
                                                                           -------------       ------------
ASSETS
  Cash and cash equivalents ..........................................      $ 50,930,032       $  2,107,285
  Cash held in escrow ................................................        17,345,345         15,038,729
  Securities purchased under agreements to resell ....................        51,791,400        154,176,608
  Available-for-sale securities ......................................        13,273,976         14,618,194
  Mortgage servicing receivables .....................................       253,957,790        242,895,313
  Trading securities .................................................       178,641,413        103,199,936
  Prepaid commitment fees ............................................        32,399,000         35,917,000
  Mortgage loans held for sale, net ..................................       104,098,592        102,222,184
  Mortgage loans held for investment, net ............................        20,812,861          8,270,618
  Credit enhancement deposits ........................................        44,952,000         35,082,000
  Equipment and leasehold improvements, net ..........................        18,516,869         13,947,037
  Goodwill ...........................................................        52,744,453         47,466,835
  Other Assets .......................................................        38,818,618         35,260,620
                                                                           -------------       ------------
    Total assets .....................................................      $878,282,349       $810,202,359
                                                                           =============       ============
LIABILITIES
  Warehouse financing facilities .....................................      $ 73,266,618       $ 89,434,291
  Securities sold but not yet purchased ..............................        51,828,125        152,862,526
  Accounts payable and other liabilities .............................        77,850,097         50,244,387
  Allowance for losses ...............................................        31,995,373         33,715,614
  Income taxes payable ...............................................        14,933,728         56,896,337
  Standby financing facility .........................................                --          7,966,292
  Notes and loans payable ............................................       300,000,000        136,520,719
  Convertible subordinated debentures ................................       129,620,000        143,730,000
                                                                           -------------       ------------
    Total liabilities ................................................       679,493,941        671,370,166
                                                                           -------------       ------------
STOCKHOLDERS' EQUITY
  Preferred stock, $.01 par value, 10,000,000 shares authorized;
    7,575 issued and outstanding at September 30, 1997 ...............                76                 --
  Common stock, $.01 par value, 100,000,000 shares authorized;
    32,941,177 and 29,649,133 issued and outstanding at September 30,
    1997 and December 31, 1996, respectively .........................           329,412            296,491
  Additional paid-in capital .........................................       177,699,675         57,782,609
  Foreign currency translation adjustment, net of taxes ..............         1,479,830          9,765,137
  Unrealized gain on available-for-sale securities, net of taxes .....         7,559,032          8,328,950
  Retained earnings ..................................................        11,720,383         62,659,006
                                                                           -------------       ------------
    Total stockholders' equity .......................................       198,788,408        138,832,193
                                                                           -------------       ------------
COMMITMENTS AND CONTINGENCIES
                                                                           -------------       ------------
    Total liabilities and stockholders' equity .......................      $878,282,349       $810,202,359
                                                                           =============       ============

          See accompanying notes to consolidated financial statements.

                           CITYSCAPE FINANCIAL CORP.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                 THREE MONTHS ENDED SEPTEMBER 30,   NINE MONTHS ENDED SEPTEMBER 30,
                                                                       1997           1996               1997             1996
                                                                 ---------------  --------------    --------------   --------------
REVENUES
  Gain on sale of loans ........................................   $  36,721,841    $ 45,327,543     $ 163,031,010    $  98,637,249
  Net unrealized loss on valuation of residuals.................     (95,149,611)             --      (110,149,611)              --
  Interest .....................................................      21,911,044       7,502,251        57,644,765       16,980,622
  Mortgage origination income...................................       1,390,507         467,357         3,604,777        2,659,006
  Other ........................................................       8,628,146       4,972,780        19,076,472        7,224,823
                                                                    ------------    ------------     -------------    -------------
    Total revenues..............................................     (26,498,073)     58,269,931       133,207,413      125,501,700
                                                                    ------------    ------------     -------------    -------------
EXPENSES
  Salaries and employee benefits ...............................      19,813,996      10,735,791        51,759,753       25,288,379
  Interest expense .............................................      18,572,084       5,530,319        55,278,160       11,912,046
  Selling expenses .............................................      13,962,014       9,342,521        39,415,476       13,717,427
  Other operating expenses......................................      18,702,424       6,479,263        43,557,900       12,503,838
  Provision for loan losses.....................................      16,011,233              --        17,178,919               --
  Amortization of goodwill .....................................       1,551,794       1,271,944         4,110,382        2,474,224
                                                                    ------------    ------------     -------------    -------------
    Total expenses .............................................      88,613,545      33,359,838       211,300,590       65,895,914
                                                                    ------------    ------------     -------------    -------------
  (Loss) earnings before income taxes and extraordinary item...     (115,111,618)     24,910,093       (78,093,177)      59,605,786

  Tax (benefit) provision ......................................     (45,468,916)     10,495,256       (28,831,743)      24,791,809
                                                                    ------------    ------------     -------------    -------------

  (Loss) earnings before extraordinary item ....................     (69,642,702)     14,414,837       (49,261,434)      34,813,977

  Gain from extinguishment of debt, net of taxes................              --              --           425,000               --
                                                                    ------------    ------------     -------------    -------------
Net (loss) earnings.............................................     (69,642,702)     14,414,837       (48,836,434)      34,813,977

Preferred stock dividends ......................................       1,035,315              --         2,102,189               --
                                                                   -------------    ------------     -------------    -------------
NET (LOSS) EARNINGS APPLICABLE TO COMMON STOCK..................   $ (70,678,017)   $ 14,414,837     $ (50,938,623)   $  34,813,977
                                                                   =============    ============     =============    =============
Net earnings (loss) per share:
  Primary ......................................................   $       (2.18)(1)$       0.47     $       (1.64)(1)$        1.14
                                                                   =============    ============     =============    =============
  Fully diluted.................................................           (2.18)(1)$       0.43     $       (1.64)(1)$        1.11
                                                                   =============    ============     =============    =============
Weighted average number of shares outstanding and common
  stock equivalents:

  Primary........................................................     32,347,137(1)   30,914,069        31,006,202(1)    30,430,599
                                                                   =============    ============     =============    =============
  Fully diluted..................................................     32,347,137(1)   36,390,259        31,006,202(1)    33,423,898
                                                                   =============    ============     =============    =============

(1) Common stock equivalents are excluded from these computations because their effect would be anti-dilutive since an increase in the number of shares outstanding would reduce the amount of loss per share. Thus, only the weighted average number of shares outstanding for the respective period are used in the calculation.

          See accompanying notes to consolidated financial statements.

                           CITYSCAPE FINANCIAL CORP.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                NINE MONTHS ENDED SEPTEMBER 30,
                                                                     1997               1996
                                                               ---------------    ---------------
Cash flows from operating activities:
  Net earnings (loss)                                          $   (48,836,434)  $     34,813,977
    Adjustments to reconcile net earnings (loss) to net cash
      used in operating activities:
      Depreciation and amortization                                  9,944,894          4,927,965
      Income taxes payable                                         (44,342,208)        42,577,278
      Increase in mortgage servicing receivables                   (11,062,477)      (106,974,312)
      Increase in trading securities                               (75,441,477)       (63,915,545)
      Net purchases of securities under agreements to resell       102,385,208                --
      Proceeds from securities sold but not yet purchased         (101,034,401)               --
      Proceeds from sale of mortgages                            1,623,489,221      1,241,900,000
      Mortgage origination funds disbursed                      (1,637,907,872)    (1,267,687,857)
      Increase in credit enhancement deposits                       (9,870,000)               --
      Other, net                                                    31,453,503          2,135,161
                                                               ---------------    ---------------
        Net cash used in operating activities                     (161,222,043)      (112,223,333)
                                                               ---------------    ---------------

Cash flows from investing activities:
  Acquisitions                                                     (15,496,961)       (89,102,097)
  Purchases of equipment                                            (6,982,133)        (8,690,675)
  Proceeds from equipment sale and lease-back financing              1,776,283                --
  Proceeds from sale of available-for-sale securities                2,254,232                --
                                                               ---------------    ---------------
    Net cash used in investing activities                          (18,448,579)       (97,792,772)
                                                               ---------------    ---------------

Cash floiws from financing activities:
  Increase (decrease) in warehouse financings                      (16,167,673)        65,933,830
  Increase (decrease) in standby financing facility                 (7,966,292)         5,770,739
  Proceeds from notes and loans payable                             49,000,000                --
  Repayment of notes and loans payable                            (185,702,843)               --
  Net proceeds from issuance of subordinated debentures                    --         139,134,125
  Net proceeds from issuance of common stock                           321,319            244,106
  Net proceeds from issuance of preferred stock                     98,249,950                --
  Net proceeds from issuance of senior notes                       290,758,908                --
                                                               ---------------    ---------------
    Net cash provided by financing activities                      228,493,369        211,082,800
                                                               ---------------    ---------------

Net increase in cash and cash equivalents                           48,822,747          1,066,695
Cash and cash equivalents at beginning of period                     2,107,285          3,598,549
                                                               ---------------    ---------------
Cash and cash equivalents at end of period                     $    50,930,032    $     4,665,244
                                                               ===============    ===============

Supplemental disclosure of cash flow information:
  Income taxes paid during the period                          $     4,856,056    $     8,481,979
                                                               ===============    ===============
  Interest paid during the period                              $    27,710,967    $     3,975,483
                                                               ===============    ===============


          See accompanying notes to consolidated financial statements.

                            CITYSCAPE FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1997
                                   (Unaudited)

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

2.  Basis of Presentation

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for a fair presentation of the results for the interim period have been included. Operating results for the nine months ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. The accompanying consolidated financial statements and the information included under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" should be read in conjunction with the consolidated financial statements and related notes of the Company for the year ended December 31, 1996.

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

3. Acquisitions

         In April 1994, the Company acquired all of the capital stock of CSC in an acquisition (the "CSC Acquisition") in which the shareholders of CSC acquired beneficial ownership of 16,560,000 shares or 92% of the Company's Common Stock (the "Common Stock"). In connection with the CSC Acquisition, the Company changed its name to Cityscape Financial Corp. From the date of its formation through the date of the CSC Acquisition, the Company's activities were limited to (i) the sale of initial shares in connection with its organization, (ii) a registered public offering of securities and (iii) the pursuit of a combination, by merger or acquisition. The CSC Acquisition was effective as of January 1, 1994, for financial reporting purposes.

         The CSC Acquisition and the issuance of Common Stock to the former CSC shareholders resulted in the former shareholders of CSC obtaining a majority voting interest in the Company. Generally accepted accounting principles require that the company whose shareholders retain the majority interest in a combined business be treated as the acquirer for accounting purposes. As a consequence, the CSC

Acquisition was accounted for as a "reverse acquisition" for financial reporting purposes, and CSC was deemed to have acquired a 100% interest in the Company.

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

         In May 1995, the Company and three principals of a privately held UK-based mortgage lender formed CSC-UK. CSC-UK operates in the United Kingdom (excluding Northern Ireland, the "UK"), and lends to individuals who are unable to obtain mortgage financing from conventional mortgage sources such as banks and building societies ("Conventional UK Lenders") because of impaired or unsubstantiated credit histories and/or unverifiable income. In September 1995, the Company entered into an agreement with the three other shareholders of CSC-UK and acquired the 50% interest in CSC-UK not then owned by the Company through the issuance of 3,600,000 shares of the Common Stock valued at $21.6 million (the "UK Acquisition"). The UK Acquisition resulted in the recognition of $19.7 million of goodwill which is being amortized using the straight-line method over a life of ten years. In addition to the goodwill, the Company acquired assets of $9.0 million, consisting primarily of mortgage servicing receivables and assumed $4.1 million of liabilities. The UK Acquisition was accounted for as a purchase transaction. No additional fair market value was assigned to the net assets received in the UK Acquisition.

         In April 1996, CSC-UK acquired all of the outstanding capital stock of J&J Securities Limited, a London-based mortgage lender ("J&J"), in exchange for (pounds)15.3 million ($23.3 million based on the Noon Buying Rate on the date of such acquisition) in cash and 548,000 shares of the Common Stock valued at $9.8 million based upon the closing price of the Common Stock on the date of such acquisition less a discount for restrictions on the resale of such stock and incurred closing costs of $788,000 (the "J&J Acquisition"). J&J provides primarily second lien mortgage loans to UK borrowers who, similar to the Company's UK borrowers, are unable or unwilling to obtain mortgage financing from Conventional UK Lenders. Pursuant to the J&J Acquisition, the Company acquired assets with a fair value of $73.8 million consisting primarily of mortgage loans of $73.0 million (inclusive of $21.8 million of value assigned to the acquired mortgage servicing rights), and assumed liabilities with a fair value of $45.1 million. The J&J Acquisition resulted in the recognition of $5.2 million of goodwill, which is being amortized using the straight-line method over a life of ten years.

         In June 1996, CSC-UK acquired all of the outstanding capital stock of Greyfriars Group Limited, a mortgage lender based in Reading, England (formerly known as Heritable Group Limited and referred to herein as "Greyfriars"), in exchange for (pounds)41.8 million ($64.1 million based on the Noon Buying Rate on the date of such acquisition) in cash and 99,362 shares of the Common Stock valued at $2.5 million based upon the closing price of the Common Stock on the date of such acquisition and incurred closing costs of $2.3 million (the "Greyfriars Acquisition"). Greyfriars provides mortgage loans to borrowers that generally have higher quality credit profiles than the Company's typical UK borrowers. Pursuant to the Greyfriars Acquisition, the Company acquired assets with a fair value of $225.4 million, consisting primarily of mortgage loans of $221.2 million (inclusive of $29.2 million of value assigned to the acquired mortgage servicing rights), and assumed liabilities with a fair value of $181.9 million. The Greyfriars Acquisition resulted in the recognition of $25.4 million of goodwill, which is being amortized using the straight-line method over a life of ten years.

         In May 1997, CSC-UK acquired the assets of Midland & General PLC, a London-based mortgage broker ("M&G"), in exchange for (pounds)6.5 million ($10.6 million based on the Noon Buying Rate on the date of such acquisition) (the "M&G Acquisition"). Pursuant to the M&G Acquisition, the Company acquired assets with a fair value of approximately $764,000, consisting primarily of property, plant and equipment. The M&G Acquisition resulted in the recognition of $10.2 million of goodwill, which is being amortized using the straight-line method over a life of ten years. In connection with the M&G Acquisition, the

Company entered into a five-year non-compete agreement with the former principals of M&G for (pounds)3.0 million ($4.9 million), which is being amortized using the straight-line method over a life of five years.

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

         In February 1997, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 128, "Earnings per Share" which simplifies the standards for computing earnings per share previously found in Accounting Principles Board Opinion No. 15, "Earnings per Share" and makes them comparable to international earnings per share standards. SFAS No. 128 is effective for historical statements issued for periods ending after December 15, 1997. The Company has not completed its analysis of this statement.

         In February 1997, the FASB issued SFAS No. 129, "Disclosure of Information about Capital Structure." SFAS No. 129 establishes disclosure requirements regarding pertinent rights and privileges of outstanding securities. Examples of disclosure items regarding securities include, though are not limited to, items such as dividend and liquidation preferences, participation rights, call prices and dates, conversion or exercise prices or rates. The number of shares issued upon conversion, exercise or satisfaction of required conditions during at least the most recent annual fiscal period and any subsequent interim period must also be disclosed. Disclosure of liquidation preferences of preferred stock in the equity section of the statement of financial condition is also required. SFAS No. 129 is effective for financial periods beginning after December 15, 1997. The Company has not completed its analysis of this statement.

         In June 1997, the FASB issued SFAS No. 130, "Reporting on Comprehensive Income" which establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. This statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS No. 130 is effective for historical statements issued for periods beginning after December 15, 1997.
The Company has not completed its analysis of this statement.

         Additionally, in September 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. This statement requires that a public business enterprise report a measure of segment profit or loss, certain specific revenue and expense items and segment assets. SFAS No. 131 is effective for historical statements issued for periods beginning after December 15, 1997. The Company has not completed its analysis of this statement.

5.  Earnings Per Share

         For the three months and nine months ended September 30, 1996, primary earnings per share are based on the net earnings applicable to the Common Stock divided by the weighted average number of Common Stock and Common Stock equivalents outstanding during the period, after giving effect to a 100% stock dividend effected in July 1996. For the three months and nine months ended September 30, 1996, fully diluted earnings per share are based on the net earnings applicable to the Common Stock adjusted for the after-tax interest expense on the Convertible Debentures (as defined below), divided by the weighted average number of Common Stock and Common Stock equivalents outstanding during the period increased by the assumed conversion of the Convertible Debentures into shares of the Common Stock (all figures give effect to a 100% stock dividend in July 1996).

         For the three months and nine months ended September 30, 1997, net loss per share is computed by dividing the net loss applicable to the Common Stock by the weighted average number of shares of the Common Stock outstanding during the respective period. Common Stock equivalents are excluded from this computation because their effect would be anti-dilutive since an increase in the number of shares outstanding would reduce the amount of the loss per share.

6. 6% Convertible Preferred Stock, Series A

         In April 1997, the Company completed the private placement of 5,000 shares of its 6% Convertible Preferred Stock, Series A (the "Series A Preferred Stock"), with a liquidation preference (the "Liquidation Preference") of $10,000 per share, and related five-year warrants to purchase 500,000 shares of Common Stock (the "Series A Warrants"). The Series A Preferred Stock is redeemable at the option of the Company at a redemption price equal to 120% of the Liquidation Preference under certain circumstances. The Series A Preferred Stock is convertible into shares of Common Stock, subject to redemption rights, at a conversion price equal to the lowest daily sales price of the Common Stock during the four consecutive trading days immediately preceding such conversion, discounted by up to 4% and subject to certain adjustments. As of November 7, 1997, an aggregate of 4,251 shares (2,425 shares as of September 30, 1997) of the Series A Preferred Stock had been converted into an aggregate of 10,234,926 shares (2,161,198 shares as of September 30, 1997) of Common Stock. In June and September 1997, preferred stock dividends of $509,698 and $394,833, respectively, were paid to the holders of the Series A Preferred Stock in the form of 26,307 shares and 41,556 shares of Common Stock. Additionally in June and September 1997, there was recognition of the effect of a beneficial conversion feature related to the Series A Preferred Stock of $557,176 and $409,657, respectively. As of November 7, 1997, all Series A Warrants were outstanding.

7. Conversion Transactions

         In April 1997, the Company induced the conversion of $14.0 million aggregate principal amount of its 6% Convertible Subordinated Debentures due 2006 (the "Convertible Debentures") resulting in the issuance upon conversion of 533,332 shares of the Common Stock (at a conversion price of $26.25 per share) pursuant to the terms of the Convertible Debentures. To induce conversion, the Company issued an additional 342,708 shares of Common Stock and paid the holders of the induced Convertible Debentures $420,000 in cash. In the second quarter of 1997, these transactions resulted in the reduction of Convertible Debentures by $14.0 million, a charge to interest expense of $4.7 million related to the fair market value of the 342,708 inducement shares ($4.3 million) and the cash payment and an increase in stockholders' equity of $18.3 million due to the issuance of the conversion shares and the inducement shares. The net effect of these transactions was an increase of $13.6 million to stockholders' equity in the second quarter of 1997. As of November 7, 1997, an aggregate of $14.1 million of Convertible Debentures had been converted into Common Stock, including the induced conversion described above.

8. Senior Notes

         In May 1997, the Company issued $300.0 million aggregate principal amount of 12 3/4% Senior Notes due September 1, 2004 (the "Notes") in a private placement. The Notes are not redeemable prior to maturity except in limited circumstances. In September 1997, the Company completed the exchange of all outstanding Notes for a like principal amount of 12 3/4% Series A Senior Notes due 2004 (the "New Notes"). The New Notes have the same terms as the Notes in all material respects, except for certain transfer restrictions and registration rights relating to the Notes.

9. 6% Convertible Preferred Stock, Series B

      In September 1997, the Company completed the private placement of 5,000 shares of 6% Convertible Preferred Stock, Series B (the "Series B Preferred Stock"), with a Liquidation Preference of $10,000 per share, and related five-year warrants to purchase 500,000 shares of Common Stock (the "Series B

Warrants"). The Series B Preferred Stock is convertible into shares of Common Stock, subject to certain redemption rights and restrictions, at a conversion price equal to the lowest daily sales price of the Common Stock during the four consecutive trading days immediately preceding such conversion, discounted up to 4% and subject to certain adjustments. As of November 7, 1997, an aggregate of 151 shares of Series B Preferred Stock had been converted into an aggregate of 1,047,557 shares of Common Stock (no shares had been converted as of September 30, 1997). In September 1997, the Company accrued preferred stock dividends payable in the amount of $125,000 and recognized the effect of a beneficial conversion feature related to the Series B Preferred Stock of $105,825. As of November 7, 1997, all Series B Warrants were outstanding.

10. Bear Stearns Warehouse Facility

     In September 1997, the Company entered into a $300.0 million warehouse facility with Bear Stearns Mortgage Capital Corporation under which the Company borrows funds on a short-term basis to support the accumulation of loans prior to sale. The Bear Stearns facility bears interest at LIBOR plus 125 basis points (7.1% at September 30, 1997) and is for a term of one year, subject to certain provisions. Each borrowing under the facility is subject to the lender's approval, and the facility may be terminated by the lender upon 30 days prior notice.

11. Legal Proceedings

         On or about March 13,1997, the Company received a letter from the Office of Fair Trading (the "OFT") which has responsibility for the granting of consumer credit licenses in the UK to mortgage lenders and for the subsequent monitoring of their activities to ensure continued fitness to hold such licenses. The Company believes the letter was also sent to other lenders, as well as intermediaries and other entities involved directly or indirectly in the non-status lending market. The letter states that, when determining the fitness of licensees, the OFT will consider whether the licensee or its associates have engaged in business practices which appear to be inappropriate, regardless of their legality. The letter specifically sets forth certain practices deemed by the OFT to fall within such categories, including the appropriateness of standard/concessionary rate structures, as well as the calculation of prepayments using the Rule of 78s method. Following the receipt of the letter, the Company commenced a review and evaluation of its practices with respect to each issue raised in the letter and entered into discussions with the OFT regarding its concerns raised in the letter.

         On or about July 18,1997, the Director General of the OFT issued "Non-Status Lending Guidelines for Lenders and Brokers" (the "Non-Status Guidelines") that are applicable to mortgage lenders like CSC-UK that focus on lending to individuals who are unable or unwilling to obtain mortgage financing from conventional mortgage sources.

         The Non-Status Guidelines highlight some of the main practices that the OFT considers to be inappropriate, whether or not lawful. The OFT has stated that if lenders and/or brokers continue these practices, the OFT will take regulatory action against them. The majority of these practices are either (i) not applicable to the Company's UK operations or (ii) practices in which the Company believes itself to be in compliance with the Non-Status Guidelines. In the Non-Status Guidelines, however, the OFT has announced that (i) dual interest rate structures involving a large differential between the two interest rates are inappropriate and should be discontinued and (ii) the Rule of 78s method of calculating prepayments is inappropriate in the non-status lending market, should be discontinued at the earliest opportunity and should not be applied to existing loan agreements without some form of cap to ensure payments are not excessive. Furthermore, the Non-Status Guidelines stress that lenders who wish to recoup administrative costs associated with defaults should do so in accordance with a published scale of charges and with respect to prepayments, charges for early redemption should do no more than cover the lender's unrecovered administrative and other costs incurred to the date of prepayment.

         The Company has eliminated the concessionary/standard rate in its new loan programs and replaced it with a single rate. The average single rate that the Company charges is higher than the average concessionary rate and lower than the average standard rate that the Company had charged previously. Since August 1997, the Company has discontinued originating loans that calculate prepayments using the Rule of 78s method. The Company is calculating prepayments using alternative methods in accordance with the Non-

Status Guidelines. The Company believes its operations are substantially in compliance with Non-Status Guidelines and is continuing its discussions with the OFT regarding the effect of the Non-Status Guidelines on the Company's existing loan agreements. No assurance can be given as to the outcome of such discussion or that as a result of such discussions the Company's results of operations and financial condition will not be materially and adversely affected.

         During the first half of 1997, the Company commenced broadening its UK product offerings with products that calculate prepayments without using the Rule of 78s. The elimination of the concessionary/standard rate structure and Rule of 78s method has had a negative impact on profit margins for the Company's UK loans which could have a material adverse effect in future periods on the Company's results of operations and financial condition, especially if the Company is unsuccessful in its product-broadening efforts. In addition, there can be no assurance as to the outcome of discussions with the OFT regarding the Non-Status Guidelines relating to Rule of 78s calculations under the Company's existing loan agreements or that the Company will not be required to revise the terms of such loan agreements. Such revisions, if they occur, will likely have a material adverse effect on the Company's results of operations and financial condition.

        On or about October 1, 1997, a putative class action lawsuit was filed against the Company and two of its officers and directors in the United States District Court for the Eastern District of New York (the "Ceasar Action") on behalf of all purchasers of the Company's Common Stock during the period from April 1, 1997 through August 15, 1997. On or about October 14, 1997, October 22, 1997, November 3, 1997 and November 12, 1997, four additional class action complaints were filed against the same defendants, three in the same court and one in the United States District Court for the Southern District of New York. On or about October 28, 1997, the plaintiff in the Ceasar Action filed an amended complaint naming three additional directors and officers as defendants. The amended complaint in the Ceasar Action also extended the proposed class period from November 4, 1996 through October 22, 1997.

         In these actions, plaintiffs allege that Cityscape and its senior officers engaged in securities fraud by affirmatively misrepresenting and failing to disclose material information regarding the lending practices of CSC-UK, and the impact that these lending practices would have on Cityscape's financial results. Plaintiffs allege that a number of public filings and press releases issued by the Company were false or misleading. In each of the complaints, plaintiffs have asserted violations of Section 10(b) and Section 20(a) of the Securities Exchange Act of 1934. Plaintiffs seek unspecified damages, including pre-judgment interest, attorneys' and accountants' fees and court costs.

         Although no assurance can be given as to the outcome of these lawsuits, the Company believes that the allegations in each of these actions are without merit and that its disclosures were proper, complete and accurate. Cityscape intends to vigorously defend against these actions and seek their early dismissal. These lawsuits, however, if decided in favor of all of the plaintiffs, could have a material adverse effect on Cityscape.

         In August 1997, the Company commenced an action in the Queen's Bench Division of the English High Court against the proprietor and publisher of The Times newspaper, an English national daily, Peter Stothard, the Editor of The Times, and Gavin Lumsden, a journalist employed by The Times. This action is a libel claim and arises from the publication of what the Company believes to be untrue defamatory allegations in an article written by Gavin Lumsden and published in The Times in August 1997. The Company claims damages and requests an injunction against repetition of the defamatory allegations. The Times has stated it will defend the proceedings and that its defense is due to be served on November 17, 1997.

         In October 1996, the Company received a request from the staff of the Securities and Exchange Commission (the "Commission") for additional information concerning the Company's voluntary restatement of its financial statements for the quarter ended June 30, 1996. The request concerned the accounting related to the J&J Acquisition and the Greyfriars Acquisition. The Company previously disclosed that it was voluntarily supplying the requested information. In mid-October 1997, the Commission authorized its staff to conduct a formal investigation which, to date, has continued to focus on the issues surrounding the restatementof the financial statements for the quarter ended June 30, 1996. The Company is continuing to cooperate fully in this matter.

         On October 27, 1997, the Company received requests from The Nasdaq Stock Market for information regarding the Company's compliance with Nasdaq's listing requirements and corporate governance rules. The Company is cooperating fully in providing the requested information and believes it has been and is in compliance with such requirements and rules. No assurance can be given, however, as to the outcome of these inquiries.

12. Subsequent Events

         In October 1997, the Company announced that it has retained Bear, Stearns & Co. Inc. to explore strategic alternatives for the Company. The Company anticipates having sufficient liquidity to fund its operations and meet all of its obligations into the latter portion of the first quarter of 1998. The Company's belief is based upon the successful implementation of a number of initiatives to generate cash (such as the use of whole loan sales) and otherwise operating in the ordinary course. Whole loan sales, unlike loan sales through securtizations, are immediately cash flow positive, but will produce lower margins and, therefore, will negatively impact the Company's earnings. When the Company sells loans through whole loan sales it receives a cash premium at the time of sale. Other potential initiatives include the sale for cash of the Company's US home equity residual interests. The implementation of any of these or other liquidity initiatives is likely to have a negative impact on the Company's profitability. The Company's liquidity is dependent upon its continued access to funding sources and can be negatively affected by a number of factors including conditions in the whole loan sale market and the Company's ability to sell certain assets. No assurances can be given as to such continued access or the occurrence of such factors.

     In October 1997, Moody's Investors Service Inc. ("Moody's") lowered its rating of the Company's New Notes to Caa1 and of the Company's Convertible Debentures to Caa3. Also in October 1997, Standard and Poor's Ratings Services ("S&P") lowered its ratings of the Company's New Notes and long-term counterparty credit to CCC. S&P's ratings remain on "CreditWatch" with developing implications.

     In November 1997, Cityscape retained Ocwen Federal Bank FSB as special loan servicer to sub-service approximately $75 million of the Company's 90-day-plus delinquent domestic loans. This agreement is subject to the approval of certain of the Company's bond insurers and rating agencies. The Company will remain as master servicer.

PART I - FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         This report on Form 10-Q, including the following Management's Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements which involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors including, but not limited to, risks related to operations in the UK, liquidity and negative cash flows, uncertainty as to availability of funding sources, dependence on securitizations, potential changes in valuations of interest-only and residual certificates and mortgage servicing receivables, risks of adverse economic conditions, risks related to recent expansion and product extension, competition and other risks detailed from time to time in the Company's SEC reports. The Company undertakes no obligation to release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of anticipated or unanticipated events.

General

Overview

         The Company is a consumer finance company engaged in the business of originating, purchasing, selling and servicing mortgage loans secured primarily by one- to four-family residences. The Company primarily generates income from gain on sale of loans sold through securitizations, gains recognized from premiums on loans sold through whole loan sales to institutional purchasers, interest earned on loans held for sale, excess mortgage servicing receivables, origination fees received as part of the loan application process and fees earned on loans serviced. Gain on sale of loans includes gain on securitization representing the fair value of the interest-only and residual certificates that the Company receives upon the sale of loans through securitizations in the US, which are reflected as trading securities, and the value of mortgage servicing receivables that it recognizes through UK securitizations. Included in gain on sale of loans is the present value of the differential between the interest rate payable by an obligor on a loan over the interest rate passed through to the purchaser acquiring an interest in such loan, less applicable recurring fees, including the costs of credit enhancements and trustee fees. Gain on sale of loans constituted approximately 67.0% (excluding a net unrealized loss of $110.1 million) and 78.6% of total revenues for the nine months ended September 30, 1997 and 1996, respectively. The Company completed its first US securitization in the first quarter of 1995 and its first UK securitization in the first quarter of 1996. Although the Company anticipates that it will continue to sell a portion of its loans through securitizations and into loan purchase facilities, the Company intends to sell an increasing portion of its loans in whole loan sales to institutional purchasers in order to improve liquidity.

         In October 1997, the Company announced that it has retained Bear, Stearns & Co. Inc. to explore strategic alternatives for the Company. The Company anticipates having sufficient liquidity to fund its operations and meet all of its obligations into the latter portion of the first quarter of 1998. The Company's belief is based upon the successful implementation of a number of initiatives to generate cash (such as the use of whole loan sales) and otherwise operating in the ordinary course. Whole loan sales, unlike loan sales through securtizations, are immediately cash flow positive, but will produce lower margins and, therefore, will negatively impact the Company's earnings. When the Company sells loans through whole loan sales it receives a cash premium at the time of sale. Other potential initiatives include the sale for cash of the Company's US home equity residual interests. The implementation of any of these or other liquidity initiatives is likely to have a negative impact on the Company's profitability. The Company's liquidity is dependent upon its continued access to funding sources and can be negatively affected by a number of factors including conditions in the whole loan sale market and the Company's ability to sell certain assets. No assurances can be given as to such continued access or the occurence of such factors.

Results of Operations

Three Months Ended September 30, 1997 Compared to Three Months Ended September 30, 1996

      Total revenues decreased $84.8 million or 145.5% to ($26.5) million for the three months ended September 30, 1997 from $58.3 million for the comparable period in 1996. This decrease was due primarily to the recognition of a $95.1 million unrealized loss on the valuation of the Company's trading securities which consist of the interest-only and residual class securities retained in the Company's domestic securitizations (see below)and mortgage servicing receivables. This decrease was partially offset by increased interest income recognized as a result of higher averagen balances of mortgage servicing receivables and higher average balances of loans held for sale. Excluding such unrealized loss, total revenues increased $10.3 million or 17.7% to $68.6 million.

      Gain on sale of loans decreased $8.6 million or 19.0% to $36.7 million for the three months ended September 30, 1997 from $45.3 million for the comparable period in 1996. This decrease was due primarily to lower average gains recorded on US loan sales ($445.7 million of loan sales at a weighted average gain of 4.2% ($18.6 million) in the three months ended September 30, 1997 as compared to $441.7 million of loan sales at a weighted average gain of 5.4% ($24.0 million) in the comparable period in 1996). Additionally, the decrease was due to CSC-UK's lower average gain on sale of loans of $18.1 million representing a 16.0% gain on the $112.9 million of loan sales in the three months ended September 30, 1997 compared to gain on sale of loans of $21.3 million representing a 31.6% gain on the $67.5 million of loan sales in the comparable period in 1996. The decrease in the UK gain on sale margin was a result of the Company's introduction of new loan products that target higher credit quality borrowers and new loan products that provide for lower prepayment fees. The decrease in the US gain on sale margin was primarily a result of lower average gains recognized on the Company's core home equity product offset by increased gains recognized on the Company's sale of its Sav*-A-Loan(R) product (loans to homeowners with little or no equity in their property but who possess a favorable credit profile and debt-to-income ratio) of $187.9 million at an average net gain of 7.8%. The Sav*-A-Loan(R) product represented 42.2% of the Company's US loan sales and 78.5% of the Company's US gain on sale of loans during the third quarter of 1997. The increase was offset by higher premiums paid on the Company's core home equity product correspondent originations, increasing from an average of 5.24% for the third quarter of 1996 to 6.25% for the third quarter of 1997.

      The Company anticipates that the UK gain on sale margin may continue to decrease in the future as a result of the introduction of new loan products. In March 1997, the Company received a letter from the OFT which has responsibility for the granting of consumer credit licenses to mortgage lenders and for the subsequent monitoring of their activities to ensure continued fitness to hold such licenses. The Company believes the letter was also sent to other lenders, as well as intermediaries and other entities involved directly or indirectly in the non-status lending market. The letter states that, when determining the fitness of licensees, the OFT will consider whether the licensee or its associates have engaged in business practices which appear to be inappropriate, regardless of their legality. The letter specifically sets forth certain practices deemed by the OFT to fall within such categories, including the appropriateness of standard/concessionary rate structures, as well as the calculation of prepayments using the Rule of 78s method. Following the receipt of the letter, the Company commenced a review and evaluation of its practices with respect to each issue raised in the letter and entered into discussions with the OFT regarding its concerns raised in the letter.

      In July 1997, the Director General of the OFT issued the Non-Status Guidelines that are applicable to mortgage lenders like CSC-UK that focus on lending to individuals who are unable or unwilling to obtain mortgage financing from conventional mortgage sources.

      The Non-Status Guidelines highlight some of the main practices that the OFT considers to be inappropriate, whether or not lawful. The OFT has stated that if lenders and/or brokers continue these practices, the OFT will take regulatory action against them. The majority of these practices are either (i) not applicable to the Company's UK operations or (ii) practices in which the Company believes itself to be in compliance with the Non-Status Guidelines. In the Non-Status Guidelines, however, the OFT has announced that (i) dual interest rate structures involving a large differential between the two interest rates are inappropriate and should be discontinued and (ii) the Rule of 78s method of calculating prepayments is inappropriate in the non-status lending market, should be discontinued at the earliest opportunity and should not be applied to existing loan agreements without some form of cap to ensure payments are not excessive. Furthermore, the Non-Status Guidelines stress that lenders who wish to recoup administrative costs associated with defaults should do so in accordance with a published scale of charges and with respect to prepayments, charges for early redemption should do no more than cover the lender's unrecovered administrative and other costs incurred to the date of prepayment.

      The Company has eliminated the concessionary/standard rate in its new loan programs and replaced it with a single rate. The average single rate that the Company charges is higher than the average concessionary rate and lower than the average standard rate that the Company had charged previously. Since August 1997, the Company has discontinued originating loans that calculate prepayments using the Rule of 78s method. The Company is calculating prepayments using alternative methods in accordance with the Non-Status Guidelines. The Company believes its operations are substantially in compliance with the Non-Status Guidelines and is continuing its discussions with the OFT regarding the effect of the Non-Status Guidelines on the Company's existing loan agreements. No assurance can be given as to the outcome of such discussions or that as a result of such discussions the Company's results of operations and financial condition will not be materially and adversely affected.

      During the first half of 1997, the Company commenced broadening its UK product offerings with products that calculate prepayments without using the Rule of 78s. The elimination of the concessionary/standard rate structure and Rule of 78s method has had a negative impact on profit margins for the Company's UK loans which could have a material adverse effect in future periods on the Company's results of operations and financial condition, especially if the Company is unsuccessful in its product-broadening efforts. In addition, there can be no assurance as to the outcome of discussions with the OFT regarding the Non-Status Guidelines relating to Rule of 78s calculations under the Company's existing loan agreements or that the Company will not be required to revise the terms of such loan agreements. Such revisions, if they occur, will likely have a material adverse effect on the Company's results of operations and financial condition.

      As a result of the Company's initiatives to enhance liquidity, the Company anticipates selling its interest-only and residual certificates on its US home equity securitizations. In anticipation of such sale, the Company has valued such residuals at the expected net realizable value based on a liquidation sale and has recorded a $95.1 million loss adjustment. Previously, the Company determined the fair value of these assets based on a discounted cash flow analysis. Cash flows were estimated as the excess of the weighted average coupon on each pool of mortgage loans sold over the sum of the pass-through interest rate plus a normal servicing fee, a trustee fee and an insurance fee, over the life of the mortgage loans. These cash flows are projected over the life of the mortgage loans using prepayment, default and interest rate assumptions that market participants would use for similar financial instruments subject to prepayment, credit and interest rate risk and are discounted using an interest rate that a purchaser unrelated to the seller of such a financial instrument would demand. Additionally, in its review of the fair value of the Sav*-A-Loan(R) residuals, management revised its assumptions used to calculate the gain based upon the experience of its securitized Save-A-Loan pools as well as information available in the marketplace for similar pools and accordingly has increased the loss expectations and discount rate resulting in a $13.0 million writedown in value. During the quarter, the Company recorded a $22.0 million writedown of the UK mortgage servicing receivables primarily consisting of a $12.9 million writedown due to greater than expected losses on its January 1997 UK securitization than expected and an $8.0 million writedown due to lower average blended interest rates on its dual rate loans. The lower average blended interest rate results in part from the Company voluntarily extending the grace period in which borrowers may be late prior to the Company enforcing the higher standard interest rate provided for under the terms of such mortgages.

      Interest income increased $14.4 million or 192.0% to $21.9 million for the three months ended September 30, 1997 from $7.5 million for the comparable period in 1996. This increase was due primarily to the increased balance of loans held for sale during the three months ended September 30, 1997 resulting from the increased loan origination and purchase volume during the period, as well as the accretion of the discount recorded on higher average balances of mortgage servicing receivables.

      Mortgage origination income increased $923,150 or 197.5% to $1.4 million for the three months ended September 30, 1997 from $467,357 for the comparable period in 1996. This increase was due primarily to an increase in brokered Sav*-A-Loan(R) production which generates higher average fees than the brokered core home equity product.

      Other income increased $3.6 million or 72.0% to $8.6 million for the three months ended September 30, 1997 from $5.0 million in the comparable period in 1996 primarily as a result of increased UK commission income from the M&G Acquisition in May 1997 as well as $2.6 million recognized on the sale of 155,500 shares of common stock of IMC (as defined below) during the third quarter of 1997.

      Total expenses increased $55.2 million or 165.3% to $88.6 million for the three months ended September 30, 1997 from $33.4 million for the comparable period in 1996. This increase was due primarily to increased salaries of $9.1 million, increased interest expense of $13.1 million, increased selling expenses of $4.7 million and increased operating expenses of $12.2 million related to increased loan origination and purchase volume during the three months ended September 30, 1997, as well as $16.0 million for loan loss provisions. Total expenses as a percentage of total revenues (excluding the net unrealized loss of $95.1 million) increased to 129.2% for the three months ended September 30, 1997 from 57.3% for the comparable period in 1996. During the third quarter of 1997, amortization of goodwill related to the UK Acquisition, the J&J Acquisition, the Greyfriars Acquisition and the M&G Acquisition totaled $1.6 million.

      Salaries and employee benefits increased $9.1 million or 85.0% to $19.8 million for the three months ended September 30, 1997 from $10.7 million for the comparable period in 1996. This increase was due primarily to increased US staffing levels to 916 employees at September 30, 1997 compared to 526 US employees at September 30, 1996 and the increased UK staffing levels to 585 UK employees at September 30, 1997 compared to 278 UK employees at September 30, 1996, resulting from the growth in loan origination and purchase volume, geographic expansion and increased loans serviced, as well as the J&J Acquisition, the Greyfriars Acquisition and the M&G Acquisition.

      Interest expense increased $13.1 million or 238.2% to $18.6 million for the three months ended September 30, 1997 from $5.5 million for the comparable period in 1996. This increase was due primarily to the interest costs associated with the higher average balance of long-term debt outstanding as well as increased warehouse interest expense resulting from higher average warehouse loans outstanding.

      Selling expenses increased $4.7 million or 50.5% to $14.0 million for the three months ended September 30, 1997 from $9.3 million for the comparable period in 1996. This increase was due primarily to increased selling and commission costs for UK loan originations (primarily as a result of higher commissions paid to brokers who have entered into right of first refusal agreements with the Company), as well as increased US selling costs to support increased loan origination and purchase volume during the three months ended September 30, 1997. The Company expects that the UK selling expenses will decrease in the future as a result of lower commissions paid to brokers in connection with the introduction of new lower margin loan products.

      Other operating expenses increased $12.2 million or 187.7% to $18.7 million for the three months ended September 30, 1997 from $6.5 million for the comparable period in 1996. This increase was due primarily to increased rents, travel and entertainment which reflect costs associated with increased staffing levels as well as increased professional fees resulting from the new Non-Status Guidelines and other legal matters, as well as $1.6 million of restructuring and severance charges in the UK during the third quarter.

      Provision for loan losses of $16.0 million were recorded in the third quarter of 1997 primarily consisting of a $10.8 million provision recorded in connection with the expected liquidation sale of approximately $27.3 million of non-performing US loans and $5.2 million provision recorded primarily in connection with reserves taken against loans repurchased from UK securitizations as a result of first payment defaults.

      Net earnings (loss) applicable to common stock decreased $85.1 million or 591.0% to ($70.7) million for the three months ended September 30, 1997 from $14.4 million for the comparable period in 1996. This decrease in net earnings was due primarily to the $95.1 million unrealized loss on the valuation of the Company's trading securities, as well as a provision for loan losses of $16.0 million. This was partially offset by increased revenues resulting from an increase in US and UK loan origination and purchase volume and volume of loans sold during the three months ended September 30, 1997.

Nine Months Ended September 30, 1997 Compared to Nine Months Ended September 30, 1996

      Total revenues increased $7.7 million or 6.1% to $133.2 million for the nine months ended September 30, 1997 from $125.5 million for the comparable period in 1996. This increase was due primarily to higher gains on sale of loans resulting from increased combined US and UK loan origination and purchase volume and volume of loans sold compared to the prior period and increased interest income resulting from higher average balances of loans held for sale, as well as increased discount accretion recognized on higher average balances of mortgage servicing receivables partially offset by the recognition of a $110.1 million unrealized loss on the valuation of the Company's trading securities. Excluding such unrealized loss, total revenues increased $117.8 million or 93.9% to $243.3 million.

      Gain on sale of loans increased $64.4 million or 65.3% to $163.0 million for the nine months ended September 30, 1997 from $98.6 million for the comparable period in 1996. This increase was due primarily to increased volume of US loan sales at higher average gains ($1.3 billion of loan sales at a weighted average gain of 6.4% ($81.8 million) in the nine months ended September 30, 1997 as compared to $898.4 million of loan sales at a weighted average gain of 5.5% ($49.8 million) in the comparable period in 1996). Additionally, the increase was due to CSC-UK's gain on sale of loans of $81.2 million, representing a 23.3% gain on the $348.0 million of loan sales in the nine months ended September 30, 1997 compared to gain on sale of loans of $48.8 million, representing a 36.0% gain on the $135.4 million of loan sales (excluding $201.1 million of loan sales for loans acquired as a result of the J&J Acquisition and the Greyfriars Acquisition) in the comparable period in 1996. The decrease in the UK gain on sale margin was a result of the Company's introduction of new loan products that target higher credit quality borrowers and new loan products that provide for lower prepayment fees. The increase in the US gain on sale margin was primarily a result of higher average gains recognized on the Company's sale of its Sav*-A-Loan(R) product of $509.1 million at an average net gain of 9.3%. The Sav*-A-Loan(R) product represented 39.9% of the Company's US loan sales and 57.9% of the Company's US gain on sale of loans during the first nine months of 1997. The increase was partially offset by higher premiums paid on the Company's core home equity product correspondent originations, increasing from an average of 5.27% for the first nine months of 1996 to 6.12% for the first nine months of 1997. The Company anticipates that the UK gain on sale margin will continue to decrease in the future as a result of the introduction of new loan products and as a result of the Company's discontinuance of loans that utilize the Rule of 78s method commencing in August 1997.

      As a result of the Company's initiatives to enhance liquidity, the Company anticipates selling its interest-only and residual certificates on its US home equity securitizations. In anticipation of such sale, the Company has valued such residuals at the expected net realizable value based on a liquidation sale and has recorded a $110.1 million loss adjustment. Previously, the Company determined the fair value of these assets based on a discounted cash flow analysis. Cash flows were estimated as the excess of the weighted average coupon on each pool of mortgage loans sold over the sum of the pass-through interest rate plus a normal servicing fee, a trustee fee and an insurance fee, over the life of the mortgage loans. These cash flows are projected over the life of the mortgage loans using prepayment, default and interest rate assumptions that market participants would use for similar financial instruments subject to prepayment, credit and interest rate risk and are discounted using an interest rate that a purchaser unrelated to the seller of such a financial instrument would demand. Additionally, in its review of the fair value of the Sav*-A-Loan(R) residuals, management revised its assumptions used to calculate the gain based upon the experience of its securitized Sav*-A-Loan(R) pools as well as information available in the marketplace for similar pools and accordingly has increased the loss expectations and discount rate resulting in a $13.0 million writedown in value. During the first nine months of 1997, the Company recorded a $22.0 million writedown of the UK mortgage servicing receivables primarily consisting of a $12.9 million writedown due to greater than expected losses on its January 1997 UK securitization, and an $8.0 million writedown due to lower than expected average blended interest rates on its dual rate loans. The lower average blended interest rate results in part from the Company voluntarily extending the grace period in which borrowers may be late prior to the Company enforcing the higher standard interest rate provided for under the terms of such mortgages. Also, a $15.0 million valuation allowance was taken to increase reserves related to recorded mortgage servicing receivables due to the new Non-Status Guidelines in the UK in the second quarter of 1997.

      Interest income increased $40.6 million or 238.8% to $57.6 million for the nine months ended September 30, 1997 from $17.0 million for the comparable period in 1996. This increase was due primarily to the increased balance of loans held for sale during the nine months ended September 30, 1997 resulting from the increased loan origination and purchase volume during the period, as well as the accretion of the discount recorded on higher average balances of mortgage servicing receivables.

      Mortgage origination income increased $0.9 million or 33.3% to $3.6 million for the nine months ended September 30, 1997 from $2.7 million for the comparable period in 1996. This increase was due primarily to an increase in brokered Sav*-A-Loan(R) production which generates higher average fees than the brokered core home equity product.

      Other income increased $11.9 million or 165.3% to $19.1 million for the nine months ended September 30, 1997 from $7.2 million in the comparable period in 1996 primarily as a result of increased insurance commission income realized in the UK due to increased originations, commission income from the M&G Acquisition in the UK, as well as $3.5 million recognized on the sale of 227,562 shares of common stock of IMC sold during the nine months ended September 30, 1997.

      Total expenses increased $145.4 million or 220.6% to $211.3 million for the nine months ended September 30, 1997 from $65.9 million for the comparable period in 1996. This increase was due primarily to increased salaries of $26.5 million, increased interest expense of $43.4 million, increased selling expenses of $25.7 million and increased operating expenses of $31.1 million related to increased loan origination and purchase volume during the nine months ended September 30, 1997, as well as a provision for loan losses of $17.2 million. Total expenses as a percentage of total revenues (excluding the net unrealized loss of $110.1 million) increased to 86.8% for the nine months ended September 30, 1997 from 52.5% for the comparable period in 1996. During the first nine months of 1997, amortization of goodwill related to the UK Acquisition, the J&J Acquisition, the Greyfriars Acquisition and the M&G Acquisition totaled $4.1 million.

      Salaries and employee benefits increased $26.5 million or 104.7% to $51.8 million for the nine months ended September 30, 1997 from $25.3 million for the comparable period in 1996. This increase was due primarily to increased US staffing levels to 916 employees at September 30, 1997 compared to 526 employees at September 30, 1996 and increased UK staffing levels to 585 employees at September 30, 1997 compared to 278 employees at September 30, 1996 resulting from the growth in loan origination and purchase volume, geographic expansion and increased loans serviced, as well as the J&J Acquisition, the Greyfriars Acquisition and the M&G Acquisition.

      Interest expense increased $43.4 million or 364.7% to $55.3 million for the nine months ended September 30, 1997 from $11.9 million for the comparable period in 1996. This increase was due primarily to the interest costs associated with the higher average balance of long-term debt outstanding as well as increased warehouse interest expense resulting from the higher average warehouse loans outstanding.

      Selling expenses increased $25.7 million or 187.6% to $39.4 million for the nine months ended September 30, 1997 from $13.7 million for the comparable period in 1996. This increase was due primarily to increased selling and commission costs for UK loan originations (primarily as a result of the higher commissions paid to brokers who have entered into right of first refusal agreements with the Company) as well as increased US selling costs to support increased loan origination and purchase volume during the nine months ended September 30, 1997.

      Other operating expenses increased $31.1 million or 248.8% to $43.6 million for the nine months ended September 30, 1997 from $12.5 million for the comparable period in 1996. This increase was due primarily to increased rents, travel and entertainment which reflect costs associated with increased staffing levels, as well as increased professional fees resulting from the new Non-Status Guidelines and other legal matters, as well as $1.6 million of restructuring and severance charges in the UK during 1997.

      Provision for loan losses of $17.2 million were recorded primarily consisting of a $10.8 million provision recorded in connection with the expected liquidation sale of approximately $27.3 million of non-performing US loans and $5.2 million in connection with reserves taken against loans repurchased from UK securitizations as a result of first payment defaults.

      Net earnings (loss) applicable to common stock decreased $85.7 million or 246.3% to ($50.9) million for the nine months ended September 30, 1997 from $34.8 million for the comparable period in 1996. This decrease in net earnings was due primarily to the $110.1 million unrealized loss on the valuation of the Company's trading securities, as well as a provision for loan losses of $17.2 million. This was partially offset by increased revenues resulting from an increase in US and UK loan origination and purchase volume and volume of loans sold during the nine months ended September 30, 1997.

Financial Condition

September 30, 1997 Compared to December 31, 1996

      Cash and cash equivalents increased $48.8 million to $50.9 million at September 30, 1997 from $2.1 million at December 31, 1996. This increase was due primarily to the issuance of the Series A Preferred Stock in April 1997 with net proceeds of $49.3 million, the issuance of the $300.0 million of Notes in May 1997 and the issuance of the Series B Preferred Stock in September 1997 with net proceeds of approximately $49.0 million. This increase in cash was partially offset by the repayment of $150.0 million outstanding under a senior secured credit facility, a $25.0 million note related to the UK Greenwich Facility, $6.4 million of premium advances under the US Greenwich Facility (as defined below), $16.0 million outstanding under the working capital portion of the UK Greenwich Facility (as defined below) and $5.0 million under the Bank of Boston Facility (as defined below).

      Securities purchased under agreements to resell decreased $102.4 million or 66.4% to $51.8 million at September 30, 1997 as compared to $154.2 million at December 31, 1996. Securities purchased under agreements to resell represent US Treasury securities borrowed to facilitate the delivery of US Treasury securities sold short as part of the Company's strategy to manage interest rate risk on loan originations. This decrease was due to the closing of several of the Company's open positions prior to September 30, 1997.

      Available-for-sale securities represents the fair value of the 863,348 shares of common stock of IMC Mortgage Company ("IMC") owned by the Company at September 30, 1997. Available-for-sale securities decreased $1.3 million or 8.9% to $13.3 million at September 30, 1997 from $14.6 million at December 31, 1996 primarily due to the Company selling 155,500 shares of common stock of IMC. In October 1997, the Company sold its remaining shares of IMC common stock for net proceeds of $14.6 million.

      Mortgage servicing receivables increased $16.4 million or 6.8% to $259.3 million at September 30, 1997 from $242.9 million at December 31, 1996. The increase primarily represents $92.9 million of mortgage servicing receivables recognized as a result of loans sold in the UK and the US with servicing rights retained, partially offset by a $45.4 million valuation allowance and amortization of $26.8 million.

      Trading securities, which consist of interest-only and residual certificates, increased $70.1 million or 67.9% to $173.3 million at September 30, 1997 from $103.2 million at December 31, 1996. This increase was primarily due to the recognition of $140.4 million of trading securities as a result of $1.1 billion of US securitizations completed during the nine months ended September 30, 1997, offset by the recording of $110.1 million loss adjustment related to such securities.

      Prepaid commitment fees, which represent a fee paid to Greenwich (as defined below) as a result of the UK Greenwich Facility entered into by CSC-UK and Greenwich in March 1996, decreased $3.5 million or 9.8% to $32.4 million at September 30, 1997 from $35.9 million at December 31, 1996 as a result of the amortization of such fee over the 20-year life of the UK Greenwich Facility.

      Mortgage loans held for sale, net increased $1.9 million or 1.9% to $104.1 million at September 30, 1997 from $102.2 million at December 31, 1996. This increase was due primarily to the volume of US loans originated exceeding loan sale volume in the US during the nine months ended September 30, 1997. Included in mortgage loans held for sale are $38.5 million and $12.8 million of self-funded loans as of September 30, 1997 and December 31, 1996, respectively.

      Mortgage loans held for investment, net increased $12.5 million or 150.6% to $20.8 million at September 30, 1997 from $8.3 million at December 31, 1996. This increase was due primarily to US loan repurchases totalling $25.8 million of reserves and UK loan repurchases of $7.0 million primarily as a result of first payment defaults offset by $17.2 million of valuation allowances taken during 1997.

      Credit enhancement deposits, which represent initial reserve funds established on UK securitizations and sales into purchase facilities, increased $9.9 million or 28.2% to $45.0 million at September 30, 1997 from $35.1 million at December 31, 1996. This increase represents credit enhancements related to $264.4 million of UK securitizations completed during the first nine months of 1997.

      Goodwill, net of amortization, increased $5.2 million or 10.9% to $52.7 million at September 30, 1997 from $47.5 million at December 31, 1996. This increase was due primarily to the recording of $10.2 million of goodwill as a result of the M&G Acquisition partially offset by the amortization of the goodwill recorded in connection with the UK Acquisition, the J&J Acquisition, the Greyfriars Acquisition and the M&G Acquisition.

      Other assets increased $3.5 million or 9.9% to $38.8 million at September 30, 1997 from $35.3 million at December 31, 1996. This increase was due primarily to deferred issuance costs of $9.6 million relating to the issuance of the Notes, an increase in other assets in the UK to $10.9 million at September 30, 1997 from $6.5 million at December 31, 1996 and an increase in accounts receivable to $6.4 million at September 30, 1997 from $4.4 million at December 31, 1996. This increase was partially offset by a decrease in subwarehouse loans receivable from $14.9 million at December 31, 1996 to $597,142 at September 30, 1997.

      Warehouse financing facilities outstanding decreased $16.1 million or 18.0% to $73.3 million at September 30, 1997 from $89.4 million at December 31, 1996. This decrease was due primarily to the decrease of $14.9 million in subwarehouse loans receivable from December 31, 1996 to September 30, 1997 and the repayment of $16.0 million outstanding under the UK Greenwich Facility with the proceeds of the Notes.

      Securities sold but not yet purchased decreased $101.1 million or 66.1% to $51.8 million at September 30, 1997 from $152.9 million at December 31, 1996. Securities sold but not yet purchased represent US Treasury securities sold short as part of the Company's strategy to manage interest rate risk on loan originations.

      Accounts payable and other liabilities increased $27.7 million or 55.2% to $77.9 million at September 30, 1997 from $50.2 million at December 31, 1996. This increase was due primarily to increased accrued interest expense related to the $300.0 million of Notes issued in May 1997, increased accrued salaries and professional fees, reserves for losses and escrow payable.

      Allowance for losses decreased $1.7 million or 5.0% to $32.0 million at September 30, 1997 from $33.7 million at December 31, 1996. This decrease was due primarily to the transfer of US mortgage servicing receivables with $5.6 million of allowance for losses to trading securities as a result of US securitization transactions, for which loss estimates are embedded in the determination of the value of such assets. Excluding the impact of these transfers, the Company's allowance for losses increased $3.9 million during the first nine months of 1997.

      Notes and loans payable increased $163.5 million or 119.8% to $300.0 million at September 30, 1997 from $136.5 million at December 31, 1996. This increase was due to the issuance of the $300.0 million of Notes, partially offset by the repayment of $150.0 million outstanding under a credit facility, a

$25.0 million note related to the UK Greenwich Facility, $6.4 million of premium advances under the US Greenwich Facility and $5.0 million under the Bank of Boston Facility.

      Stockholders' equity increased $60.0 million or 43.2% to $198.8 million at September 30, 1997 from $138.8 million at December 31, 1996 due primarily to an increase in paid-in-capital of $119.9 million relating to the issuance of the Series A Preferred Stock and the Series B Preferred Stock and the induced conversion of $14.0 million of the Convertible Debentures, partially offset by a net loss of $48.8 million and preferred stock dividends of $2.1 million and a foreign currency translation adjustment net of taxes of $8.3 million.

Liquidity and Capital Resources

      The Company's business requires substantial cash to support its operating activities. The Company's principal cash requirements include the funding of loan originations and purchases, payment of interest expenses, funding the overcollateralization requirements for securitizations, operating expenses, income taxes and capital expenditures. The Company uses its cash flow from whole loan sales, loans sold through securitizations, capital markets offerings, pre-funding mechanisms through securitizations, loan origination fees, processing fees, net interest income and borrowings under its warehouse facilities and UK purchase facility to meet its working capital needs and to fund acquisitions.

      Adequate credit facilities and other sources of funding, including the ability of the Company to sell loans, are essential to the continuation of the Company's ability to originate and purchase loans. As a result of increased loan originations and purchases and its growing securitization program, the Company has operated, and expects to continue to operate, on a negative cash flow basis. During the nine months ended September 30, 1997 and 1996, the Company used operating cash of $161.2 million and $112.2 million, respectively. Additionally, during the nine months ended September 30, 1997 and 1996, the Company used cash of $18.4 million and $97.8 million, respectively, in investing activities. The Company's sale of loans through securitizations has resulted in a gain on sale of loans through securitizations recognized by the Company. The recognition of this gain on sale has a negative impact on the cash flow of the Company because significant costs are incurred upon closing of the transactions giving rise to such gain and the Company is required to pay income taxes on the gain on sale on the UK securitizations in the period recognized, although the Company does not receive the cash representing the gain until later periods as the related loans are repaid or otherwise collected. During the same periods, the Company received cash from financing activities of $228.5 million and $211.1 million, respectively.

      The Company is required to comply with various operating and financial covenants as defined in the agreements described above, including maintaining an adjusted leverage ratio of senior debt to adjusted tangible net worth of less than 10:1 and an adjusted tangible net worth greater than $113.6 million (subject to adjustment). The covenants in certain of the Company's sources of funding also restrict actions by the Company and its subsidiaries, including, among other things, (i) the incurrence and existence of indebtedness, (ii) the incurrence and existence of liens or other encumbrances, (iii) the payment of dividends and repurchases of capital stock, (iv) investments, loans and advances, (v) the incurrence and existence of contingent obligations, (vi) consolidations, mergers and sales of assets, (vii) the incurrence and existence of payment restrictions affecting subsidiaries, (viii) certain transactions with affiliates, (ix) changes in lines of businesses, (x) transfers of assets to subsidiaries and (xi) the incurrence and existence of negative pledges. The descriptions above of the covenants contained in the Company's credit facilities and other sources of funding do not purport to be complete and are qualified in their entirety by reference to the exhibits filed with or incorporated by reference in the Company's Annual Report on Form 10-K or the Company's Quarterly Reports on Form 10-Q. The continued availability of funds provided to the Company under these agreements is subject to the Company's continued compliance with these covenants. In addition, the Notes, the Convertible Debentures, the Series A Preferred Stock and the Series B Preferred Stock permit the holders of such securities to require the Company to purchase such securities upon a change of control (as defined in the respective Indenture or Certificate of Designations, as the case may be).

      The Company's business requires continual access to short- and long-term sources of debt and equity capital. There can be no assurance that existing lines of credit can be extended or refinanced or that funds generated from operations will be sufficient to satisfy such obligations.

In October 1997, the Company announced that it has retained Bear, Stearns & Co. Inc. to explore strategic alternatives for the Company. The Company anticipates having sufficient liquidity to fund its operations and meet all of its obligations into the latter portion of the first quarter of 1998. The Company's belief is based upon the successful implementation of a number of initiatives to generate cash (such as the use of whole loan sales) and otherwise operating in the ordinary course. Whole loan sales, unlike loan sales through securitizations, are immediately cash flow positive, but will produce lower margins and, therefore, will negatively impact the Company's earnings. When the Company sells loans through whole loan sales it receives a cash premium at the time of sale. Other potential initiatives include the sale for cash of the Company's US home equity residual interests. The implementation of any of these or other liquidity initiatives is likely to have a negative impact on the Company's profitability. The Company's liquidity is dependent upon its continued access to funding sources and can be negatively affected by a number of factors including conditions in the whole loan sale market and the Company's ability to sell certain assets. No assurances can be given as to such continued access or the occurrence of such factors.

      In October 1997, Moody's lowered its rating of the Company's New Notes to Caa1 and of the Company's Convertible Debentures to Caa3. Also in October 1997, S&P lowered its ratings of the Company's New Notes and long-term counterparty credit to CCC. S&P's ratings remain on "CreditWatch" with developing implications. These reductions in the ratings of the Company's debt will likely increase the Company's future borrowing costs.

Credit Facilities

      Bear Stearns Facility. In September 1997, the Company entered into a $300.0 million warehouse facility with Bear Stearns Mortgage Capital Corporation (the "Bear Stearns Facility") under which the Company borrows funds on a short-term basis to support the accumulation of loans prior to sale. The Bear Stearns Facility bears interest at LIBOR plus 125 basis points (7.1% at September 30, 1997) and is for a term of one year, subject to certain provisions. Each borrowing under the facility is subject to the lender's approval, and the facility may be terminated by the lender upon 30 days prior notice. At September 30, 1997, $19.2 million was outstanding under the Bear Stearns Facility.

      CoreStates Warehouse Facility. The Company also borrows funds on a short-term basis to support the accumulation of loans prior to sale under a warehouse line of credit with a group of banks for which CoreStates Bank N.A. ("CoreStates") serves as agent (the "Warehouse Facility"). Pursuant to the Warehouse Facility, the Company has available a secured revolving credit line of $72.0 million as of September 30, 1997 to finance the Company's origination or purchase of loans, pending sale to investors or for holding certain loans in its own portfolio (the "Revolving Credit Line"). The amount available under such line reduces to $27.5 million by November 28, 1997. The Revolving Credit Line is settled on a revolving basis in conjunction with ongoing loan sales and bears interest at a variable rate based on 25 basis points over the higher of either the prime rate or the federal funds rate plus 50 basis points (8.75% at September 30, 1997). The outstanding balance of this portion of the Warehouse Facility was $53.9 million at September 30, 1997. The Revolving Credit Line extends through November 30, 1997.

      The Warehouse Facility also permits the Company to use up to 20.0% of the Revolving Credit Line to provide subwarehouse lines of credit to certain loan correspondents from whom the Company purchases loans. In July 1995, the Company began lending funds on a short-term basis to assist in the funding of loans originated by certain of the Company's loan correspondents. Each borrowing under these subwarehouse credit lines has a term of not more than 30 days. The Company requires personal guarantees of the credit line from the principals of the related loan correspondents. At September 30, 1997, there was no aggregate balance of loans outstanding under this program, with applications pending for $20.0 million of loans.

      Greenwich Warehouse Facility. The Company has a commitment from Greenwich Capital Financial Products, Inc., an affiliate of Greenwich Capital Markets, Inc. (referred to herein, including any affiliates as "Greenwich") to provide a $400.0 million warehouse facility under which the Company borrows funds on a short-term basis to support the accumulation of loans prior to sale. The commitment provides that the Greenwich facility will bear interest at a rate of LIBOR plus 150 basis points (7.34% at September 30, 1997) and will be for a term of one year from the date of completion of a definitive agreement. Pending such completion, the Company and Greenwich are operating under the terms of such commitment. No definitive agreement exists with respect to the new arrangement nor can any assurance be given that a definitive agreement will be reached. As of September 30, 1997, $93,711 was outstanding under this arrangement.

      UK Purchase Facility. In March 1996, CSC-UK entered into a mortgage loan purchase agreement with Greenwich effective as of January 1, 1996 (the "UK Greenwich Facility"), that includes a working capital facility with respect to the funding of variable rate, residential mortgage loans originated or purchased by CSC-UK in the UK and terminated a previous facility with Greenwich. Pursuant to the UK Greenwich Facility and with certain exceptions, CSC-UK sells all of the loans it originates to Greenwich which must buy such loans. CSC-UK and/or Greenwich subsequently resells these loans through whole loan sales or securitizations. The UK Greenwich Facility includes a working capital facility pursuant to which CSC-UK is advanced amounts based on a percentage of the principal balance of loans originated or purchased by CSC-UK and sold to Greenwich, which advance may not exceed (pounds)10.0 million in the aggregate outstanding at any time. Outstanding amounts under this working capital facility bear interest at a rate of LIBOR plus 255 basis points (8.39% at September 30, 1997). This agreement expires as to the working capital facility on December 31, 2000 and as to the purchase facility on December 31, 2015. Both CSC-UK and Greenwich are prohibited from entering into substantially similar transactions with other parties. CSC-UK agreed to pay a fee to Greenwich in connection with the UK Greenwich Facility in the aggregate amount of $38.0 million evidenced by two notes bearing interest at a rate of 6.2%, $13.0 million of which was paid in December 1996 and $25.0 million of which was due in December 1997, but was paid in May 1997. Due to the early extinguishment of debt, an extraordinary gain of $425,000, net of taxes, was recognized in the second quarter of 1997. Such fee is amortized over the life of the UK Greenwich Facility. There was no outstanding balance under the working capital facility portion of the UK Greenwich Facility at September 30, 1997.

Convertible Debentures

      In May 1996, the Company issued $143.8 million of 6% Convertible Subordinated Debentures due 2006 convertible at any time into shares of Common Stock, currently at a conversion price of $26.25 per share, subject to adjustment. The terms of the indenture governing the Convertible Debentures do not limit the incurrence of additional indebtedness by the Company, nor do they limit the Company's ability to make payments such as dividends. As of November 7, 1997, an aggregate of $14.1 million principal amount of Convertible Debentures had been converted into Common Stock.

      In April 1997, the Company induced the conversion of $14.0 million aggregate principal amount of Convertible Debentures resulting in the issuance upon conversion of 533,332 shares of Common Stock (at a conversion price of $26.25 per share) pursuant to the terms of the Convertible Debentures. To induce conversion, the Company issued an additional 342,708 shares of Common Stock and paid the holders of the induced Convertible Debentures $420,000 in cash. In the second quarter of 1997, these transactions resulted in the reduction of Convertible Debentures by $14.0 million, a charge to earnings of $4.7 million related to the fair market value of such 342,708 inducement shares ($4.3 million) and such cash payment and an increase in stockholders' equity of $18.3 million due to the issuance of the conversion shares and the inducement shares. The net effect of these transactions was an increase of $13.6 million to stockholders' equity in the second quarter of 1997.

6% Convertible Preferred Stock, Series A

      In April 1997, the Company completed the private placement of 5,000 shares of its Series A Preferred Stock, with a Liquidation Preference of $10,000 per share, and related five-year warrants to purchase 500,000 shares of Common Stock. The Series A Preferred Stock is redeemable at the option of the Company at a redemption price equal to 120% of the Liquidation Preference under certain circumstances. The Series A Preferred Stock is convertible into shares of Common Stock, subject to redemption rights, at a conversion price equal to the lowest daily sales price of the Common Stock during the four consecutive trading days immediately preceding such conversion, discounted by up to 4% and subject to certain adjustments. As of November 7, 1997, an aggregate of 4,251 shares (2,425 shares as of September 30, 1997) of Series A Preferred Stock had been converted into an aggregate of 10,234,926 shares (2,161,198 shares as of September 30, 1997) of Common Stock. In June and September 1997, preferred stock dividends of $509,698 and $394,833, respectively, were paid to the holders of the Series A

Preferred Stock in the form of 26,307 shares and 41,556 shares of Common Stock. Additionally in June and September 1997, there was recognition of the effect of a beneficial conversion feature related to the Series A Preferred Stock of $557,176 and $409,657, respectively. As of November 7, 1997, all Series A Warrants were outstanding.

Senior Notes

      In May 1997, the Company issued $300.0 million aggregate principal amount of 12 3/4% Senior Notes due 2004 in a private placement. The Notes are not redeemable prior to maturity except in limited circumstances. In September 1997, the Company completed its offering to exchange all outstanding Notes for a like principal amount of 12 3/4% Series A Senior Notes due 2004. The New Notes have the same terms as the Notes in all material respects, except for certain transfer restrictions and registration rights relating to the Notes.

6% Convertible Preferred Stock, Series B

      In September 1997, the Company completed the private placement of 5,000 shares of its Series B Preferred Stock, with a Liquidation Preference of $10,000 per share, and related five-year warrants to purchase 500,000 shares of Common Stock. The Series B Preferred Stock is convertible into shares of
Common Stock, subject to certain redemption rights and restrictions, at a conversion price equal to the lowest daily sales price of the Common Stock during the four consecutive trading days immediately preceding such conversion, discounted up to 4% and subject to certain adjustments. As of November 7, 1997, an aggregate of 151 shares of the Series B Preferred Stock had been converted into an aggregate of 1,047,557 shares of the Common Stock (no shares had been converted as of September 30, 1997). In September 1997, the Company accrued preferred stock dividends payable in the amount of $125,000. and recognized the effect of a beneficial conversion feature related to the Series B Preferred Stock of $105,825. As of November 7, 1997, all Series B Warrants were outstanding.

      All references herein to "$" are to United States dollars; all references to "(pounds)" are to British Pounds Sterling. Unless otherwise specified, translation of amounts from British Pounds Sterling to United States dollars has been made herein using exchange rates at the end of the period for which the relevant statements are prepared for balance sheet items and the weighted average exchange rates for the relevant period for statement of operations items, each based on the noon buying rate in New York City for cable transfers in foreign currencies as certified for customs purposes by the Federal Reserve Bank of New York.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

      On or about March 13, 1997, the Company received a letter from the Office of Fair Trading (the "OFT") which has responsibility for the granting of consumer credit licenses to mortgage lenders and for the subsequent monitoring of their activities to ensure continued fitness to hold such licenses. The Company believes the letter was also sent to other lenders, as well as intermediaries and other entities involved directly or indirectly in the non-status lending market. The letter states that, when determining the fitness of licensees, the OFT will consider whether the licensee or its associates have engaged in business practices which appear to be inappropriate, regardless of their legality. The letter specifically sets forth certain practices deemed by the OFT to fall within such categories, including the appropriateness of standard/concessionary rate structures, as well as the calculation of prepayments using the Rule of 78s method. Following the receipt of the letter, the Company commenced a review and evaluation of its practices with respect to each issue raised in the letter and entered into discussions with the OFT regarding its concerns raised in the letter.

      On or about July 18, 1997, the Director General of the OFT issued "Non-Status Lending Guidelines for Lenders and Brokers" (the "Non-Status Guidelines") that are applicable to mortgage lenders like CSC-UK that focus on lending to individuals who are unable or unwilling to obtain mortgage financing from conventional mortgage sources.

      The Non-Status Guidelines highlight some of the main practices that the OFT considers to be inappropriate, whether or not lawful. The OFT has stated that if lenders and/or brokers continue these practices, the OFT will take regulatory action against them. The majority of these practices are either (i) not applicable to the Company's UK operations or (ii) practices in which the Company believes itself to be in compliance with the Non-Status Guidelines. In the Non-Status Guidelines, however, the OFT has announced that (i) dual interest rate structures involving a large differential between the two interest rates are inappropriate and should be discontinued and (ii) the Rule of 78s method of calculating prepayments is inappropriate in the non-status lending market, should be discontinued at the earliest opportunity and should not be applied to existing loan agreements without some form of cap to ensure payments are not excessive. Furthermore, the Non-Status Guidelines stress that lenders who wish to recoup administrative costs associated with defaults should do so in accordance with a published scale of charges and with respect to prepayments, charges for early redemption should do no more than cover the lender's unrecovered administrative and other costs incurred to the date of prepayment.

      The Company has eliminated the concessionary/standard rate in its new loan programs and replaced it with a single rate. The average single rate that the Company charges is higher than the average concessionary rate and lower than the average standard rate that the Company had charged previously. Since August 1997, the Company has discontinued originating loans that calculate prepayments using the Rule of 78s method. The Company is calculating prepayments using alternative methods in accordance with the Non-Status Guidelines. The Company believes its operations are substantially in compliance with Non-Status Guidelines and is continuing its discussions with the OFT regarding the effect of the Non-Status Guidelines on the Company's existing loan agreements. No assurance can be given as to the outcome of such discussion or that as a result of such discussions the Company's results of operations and financial condition will not be materially and adversely affected.

      During the first half of 1997, the Company commenced broadening its UK product offerings with products that calculate prepayments without using the Rule of 78s.The elimination of the concessionary/standard rate structure and Rule of 78s method has had a negative impact on profit margins for the Company's UK loans which could have a material adverse effect in future periods on the Company's results of operations and financial condition, especially if the Company is unsuccessful in its product-broadening efforts. In addition, there can be no assurance as to the outcome of discussions with the OFT regarding the Non-Status Guidelines relating to Rule of 78s calculations under the Company's existing loan agreements or that the Company will not be required to revise the terms of such loan agreements. Such revisions, if they occur, will likely have a material adverse effect on the Company's results of operations and financial condition.

      On or about October 1, 1997, a putative class action lawsuit was filed against the Company and two of its officers and directors in the United States District Court for the Eastern District of New York (the "Ceasar Action") on behalf of all purchasers of the Company's Common Stock during the period from April 1, 1997 through August 15, 1997. On or about October 14, 1997, October 22, 1997, November 3, 1997 and November 12, 1997, four additional class action complaints were filed against the same defendants, three in the same court and one in the United States District Court for the Southern District of New York. On or about October 28, 1997, the plaintiff in the Ceasar Action filed an amended complaint naming three additional directors and officers as defendants. The amended complaint in the Ceasar Action also extended the proposed class period from November 4, 1996 through October 22, 1997.

      In these actions, plaintiffs allege that Cityscape and its senior officers engaged in securities fraud by affirmatively misrepresenting and failing to disclose material information regarding the lending practices of CSC-UK, and the impact that these lending practices would have on Cityscape's financial results. Plaintiffs allege that a number of public filings and press releases issued by the Company were false or misleading. In each of the complaints, plaintiffs have asserted violations of Section 10(b) and Section 20(a) of the Securities Exchange Act of 1934. Plaintiffs seek unspecified damages, including pre-judgment interest, attorneys' and accountants' fees and court costs.

      Although no assurance can be given as to the outcome of these lawsuits, the Company believes that the allegations in each of these actions are without merit and that its disclosures were proper, complete and accurate. Cityscape intends to vigorously defend against these actions and seek their early dismissal. These lawsuits, however, if decided in favor of all of the plaintiffs, could have a material adverse effect on Cityscape.

      In August 1997, the Company commenced an action in the Queen's Bench Division of the English High Court against the proprietor and publisher of The Times newspaper, an English national daily, Peter Stothard, the Editor of The Times, and Gavin Lumsden, a journalist employed by The Times. This action is a libel claim, and arises from the publication of what the Company believes to be untrue defamatory allegations in an article written by Gavin Lumsden and published in The Times in August 1997. The Company claims damages and requests an injunction against repetition of the defamatory allegations. The Times has stated it will defend the proceedings and that its defense is due to be served on November 17, 1997.

      In October 1996, the Company received a request from the staff of the Securities and Exchange Commission (the "Commission") for additional information concerning the Company's voluntary restatement of its financial statements for the quarter ended June 30, 1996. The request concerned the accounting related to the J&J Acquisition and the Greyfriars Acquisition. The Company previously disclosed that it was voluntarily supplying the requested information. In mid-October 1997, the Commission authorized its staff to conduct a formal investigation which, to date, has continued to focus on the issues surrounding the restatement of the financial statements for the quarter ended June 30, 1996. The Company is continuing to cooperate fully in this matter.

      On October 27, 1997, the Company received requests from The Nasdaq Stock Market for information regarding the Company's compliance with Nasdaq's listing requirements and corporate governance rules. The Company is cooperating fully in providing the requested information and believes it has been and is in compliance with such requirements and rules. No assurance can be given, however, as to the outcome of these inquiries.

Item 2. Changes in Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits

EXHIBIT
NUMBER                              DESCRIPTION OF EXHIBIT
------                              ----------------------

10.1        1997 Stock Option Plan, as amended, incorporated by reference to
            Exhibit 4.3 to the Company's Registration Statement on Form S-8 as filed with the Commission on September 19, 1997.

10.2* Amendment No. 6 to the Revolving Credit Agreement, dated as of October 31, 1997 among CSC, the Company, CoreStates Bank, N.A. and Harris Trust and Savings Bank.

10.3* Amendment No. 7 to the Revolving Credit Agreement, dated as of October 31, 1997 among CSC, the Company, CoreStates Bank, N.A. and Harris Trust and Savings Bank.

10.4* Master Financing Agreement, dated as September 4, 1997, among CSC and Bear Stearns Mortgage Capital Corporation.

10.5* Custody Agreement, dated as of September 4, 1997, among CSC as the Borrower, Bear Stearns Mortgage Capital Corporation as the Lender and CoreStates Bank, N.A. as the Custodian.

10.6* Custody Agreement, dated as of September 4, 1997, among CSC as the Borrower, Bear Stearns Mortgage Capital Corporation as the Lender and First Trust National Association as the Custodian.

11.1*       Computation of Earnings Per Share

27.1*       Financial Data Schedule

--------------------------
*  Filed herewith

(b)  Reports on Form 8-K

      1) Form 8-K dated July 18, 1997 reporting that the OFT issued "Non-Status Lending Guidelines for Lenders and Brokers" that are applicable to mortgage bankers like CSC-UK.

      2) Form 8-K dated August 4, 1997 reporting the Company's results for the quarter ending June 30, 1997.

      3) Form 8-K dated September 17, 1997 reporting the Company's private placement of 5,000 shares of 6% Convertible Preferred Stock, Series B.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             Cityscape Financial Corp.




Date:  November 14, 1997                     By: /s/ Tim S. Ledwick
       -----------------                        ----------------------------
                                                     Tim S. Ledwick
                                             Title:  Chief Financial Officer
                                             (as chief accounting officer and
                                             on behalf of the registrant)