Form 10-K405
period 1997-12-31
CITYSCAPE FINANCIAL CORP
filed 1998-03-31
CIK 866253

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

X    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
---  SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 1997

___  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                         Commission file number: 0-27314

                            CITYSCAPE FINANCIAL CORP.
                            -------------------------
             (Exact name of registrant as specified in its charter)

                  Delaware                             11-2994671
                  --------                             ----------
     (State or other jurisdiction of         (IRS Employer Identification No.)
     incorporation or organization)

                 565 Taxter Road, Elmsford, New York 10523-2300
                 ----------------------------------------------
          (Address of principal executive offices, including zip code)

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

      Yes X No ____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X].

As of March 6, 1998, the aggregate market value of the registrant's Common
Stock held by nonaffiliates of the registrant was $20,788,195 based on the closing sales price of the registrant's Common Stock as reported on the Nasdaq SmallCap Market on such date. For purposes of this calculation, shares owned by officers, directors and 5% stockholders known to the registrant have been deemed to be owned by affiliates. As of March 6, 1998, the number of shares of the registrant's Common Stock outstanding was 47,578,738.

Documents Incorporated by Reference
None.

                                     PART I

      This report on Form 10-K contains forward-looking statements which involve risk and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors including, but not limited to, risks related to the completion of a sale of its UK operation, the ability to access loan warehouse or purchase facilities in amounts, if at all, necessary to fund the Company's loan production, the successful execution of loans sales in the whole loan sales market, the ability of the company to successfully restructure its balance sheet, the initiatives to streamline the company's legal proceedings and other operations, the ability to of the Company to retain an adequate number and mix of its employees, legal proceedings and other matters discussed in Item 3 of this report, adverse economic conditions, competition and other risks detailed from time to time in the Company's SEC reports. The Company undertakes no obligation to release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of anticipated or unanticipated events.


Item 1. Business

General(1)

      Cityscape Financial Corp. (the "Company") is a consumer finance company engaged in the business of originating, selling and servicing mortgage loans secured primarily by one- to four-family residences. The majority of the Company's loans are made to owners of single family residences who use the loan proceeds for such purposes as debt consolidation and financing of home improvements and educational expenditures, among others. Through its wholly-owned subsidiary Cityscape Corp. ("CSC"), the Company is licensed or registered to do business in 46 states and the District of Columbia.

      The Company's principal executive office and mailing address is 565 Taxter Road, Elmsford, New York 10523-2300 and its telephone number is (914) 592-6677.

The Company

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

      In May 1995, the Company and three principals of a privately held UK-based mortgage lender formed City Mortgage Corporation Limited, a company organized under English law ("CSC-UK"). CSC-UK operates in the United Kingdom (excluding Northern Ireland, the "UK"), and lends to individuals who are unable or unwilling to obtain mortgage financing from conventional mortgage sources such as banks and building societies ("Conventional UK Lenders") primarily because of impaired or unsubstantiated credit histories and/or unverifiable income. In September 1995, the Company acquired the 50% interest in CSC-UK not then owned by the Company through the issuance to the three other shareholders of an aggregate of 3.6 million shares of Common Stock valued at $21.6 million.

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

--------
   (1) All references herein to "$" are United States dollars; all references to "(pound)" are to British Pounds Sterling. Unless otherwise specified, translation of amounts from British Pounds Sterling to United States dollars has been made herein using exchange rates at the end of the period for which the relevant statements are prepared for balance sheet items and the weighted average exchange rates for the relevant period for statement of operations items, each based on the noon buying rate in New York City for cable transfers in foreign currencies as certified for customs purposes by the Federal Reserve Bank of New York.

 In June 1996, CSC-UK acquired all of the outstanding capital stock of Greyfriars Group Limited (formerly known as Heritable Finance Limited and referred to herein as "Greyfriars"), a mortgage lender based in Reading, England in exchange for (pound)41.8 million ($64.1 million based on the Noon Buying Rate on the date of such acquisition) in cash and 99,362 shares of Common Stock valued at $2.5 million based upon the closing price of the Common Stock on the date of such acquisition and incurred closing costs of $2.3 million (the "Greyfriars Acquisition") resulting in the recognition of $25.4 of goodwill. Greyfriars provides mortgage loans to borrowers that generally have higher quality credit profiles than the Company's typical UK borrowers.

      In May 1997, CSC-UK acquired the assets of Midland & General PLC, a London-based mortgage broker ("M&G") in exchange for (pound)6.5 million ($10.6 million based on the Noon Buying Rate on the date of such acquisition) (the "M&G Acquisition"). Pursuant to the M&G Acquisition, the Company acquired assets with a fair value of $764,000, consisting primarily of property, plant and equipment. The M&G Acquisition resulted in the recognition of $10.2 million of goodwill. In connection with the M&G Acquisition, the company entered into a five-year non-compete agreement with the former principals of M&G for (pound)3.0 million ($4.9 million), which is being amortized using the straight-line method over five years.

Recent Developments

      For the last several months, the Company has been operating in an increasingly difficult environment and the Company expects to continue to operate in this environment for the foreseeable future. The market price of the Common Stock has fallen from a high during the first quarter of 1997 of $32.00 to a low during the fourth quarter of 1997 of $0.25. The Company's operations for 1997 have consumed substantial amounts of cash and have generated significant net losses, which have reduced stockholders' equity to a deficit of $176.8 million at December 31, 1997. Because the Company has been operating on a negative cash flow basis over the last few years, the Company's ability to operate has been dependent upon continued access to capital through the issuance of debt securities, loan warehouse facilities and loan purchase facilities. The Company is unable to access the capital markets and is experiencing great difficulties in maintaining or securing loan warehouse or purchase facilities. The terms of the Company's current loan warehouse and purchase facilities are much less advantageous to the Company than the terms of the Company's prior facilities. The Company expects that its difficulties in accessing capital, which has had a negative impact on liquidity as well as profitability, will continue for the foreseeable future. The profitability of the Company has been and will continue to be adversely affected due to an inability to sell its loan production through securitizations. Furthermore, primarily due to a reduction in the Company's Corresponded Loan Acquisition Program, through which the Company originated a significant portion of its loan production from selected financial institutions and mortgage bankers known as loan correspondents, and the discontinuation of many of the loan products previously offered by the Company, the Company anticipates that its revenues will be substantially lower in 1998 than in 1997. As discussed in Note 1 to the Consolidated Financial Statements, there is substantial doubt about the Company's ability to continue as a going concern. The Company believes that its future success is dependent upon its ability to (i) complete a sale of its UK operation, (ii) access loan warehouse or purchase facilities, (iii) successfully sell loans in the whole loan sales market, (iv) restructure its balance sheet, (v) streamline its US operations and
(vi) retain an adequate number and mix of its employees. No assurance can be given that the Company will be able to achieve these results.

      OFT. Beginning in March of 1997, CSC-UK received various correspondence from the Office of Fair Trading (the "OFT") which has the responsibility for the granting of consumer credit licenses in the UK to mortgage lenders and for the subsequent monitoring of their activities to ensure continued fitness to hold such licenses. The OFT has set forth certain practices deemed by the OFT to be inappropriate, regardless of their legality, including the use of standard/concessionary rate structures and, with respect to unregulated loans, the calculation of prepayments using the Rule of 78s method. During 1997, CSC-UK eliminated from the loans it was originating the concessionary/standard rate structure and, with respect to regulated loans, the Rule of 78s method. Such elimination had a negative impact on profit margins for CSC-UK's loans. In January 1998, as a result of discussions and correspondence between CSC-UK and the OFT, the Company agreed, with respect to its existing loans containing such provisions, to lower the differential between the standard rate of interest and the concessionary rate of interest to not more than 2.5% and, with respect to unregulated loans, to eliminate the use of the Rule of 78s method. As a result of these revisions to the terms of the applicable UK loans, the Company recognized an impairment in the value of its mortgage servicing receivables in the UK of $106.2 million and wrote off unamortized goodwill of $52.7 million recorded in connection with its UK operations. See Item 3 for a discussion regarding the OFT. In March 1998, as a result of significant losses in the UK stemming from such regulatory changes and due to the inability of the Company to fund such losses from its cash flows due to other negative recent developments, the Company adopted a plan to sell the operations of CSC-UK. See Item 7 - Discontinued Operations.

      Lawsuits. Beginning in September 1997, a number of class action lawsuits have been filed against the Company and certain of its officers and directors on behalf of all purchasers of the Common Stock. In these actions, plaintiffs allege that the Company and its senior officers engaged in securities fraud by affirmatively misrepresenting and failing to disclose material information regarding the lending practices of the Company's UK subsidiary, and the impact that these lending practices would have on the Company's financial results. Plaintiffs allege that a number of public filings and press releases issued by the Company were false or misleading. In each of the complaints, plaintiffs have asserted violations of Section 10(b) and Section 20(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Plaintiffs seek unspecified damages, including pre-judgment interest, attorneys' and accountants' fees, and court costs. See Item 3 for this and other legal proceedings. Although no assurance can be given as to the outcome of these lawsuits, the Company believes that the allegations in each of the actions are without merit and that its disclosures were proper, complete and accurate. The Company intends to defend vigorously against these actions and seek their early dismissal. These lawsuits, however, if decided in favor of plaintiffs, could have a material adverse effect on the Company.

      Dilution of Common Stock. In April 1997 and again in September 1997, the Company issued Preferred Stock in exchange for an aggregate gross proceeds of $100.0 million. The Company's Preferred Stock may be converted into Common Stock based on a conversion price related to a discounted market price of the Common Stock. As a result of the precipitous drop in the trading price of the Common Stock, the number of shares of Common Stock outstanding has increased substantially from 29,744,322 as of March 25, 1997 to 47,578,738 as of March 6, 1998 primarily as a result of such conversions. As of March 6, 1998, an aggregate of 4,328 shares and 377 shares of Series A Preferred Stock and Series B Preferred Stock, respectively, had been converted (672 shares and 4,623 shares, respectively remain outstanding) into an aggregate of 16,851,414 shares of Common Stock. As of March 6, 1997 all of the Series A Warrants and Series B Warrants were outstanding. If all of the Series A Warrants and Series B Preferred Stock were converted into Common Stock, the Company would not have sufficient authorized shares of Common Stock to satisfy all of such conversions. Assuming the Company had a sufficient number of authorized shares of Common Stock to satisfy such conversions, as of March 6, 1998 the shares of Common Stock issuable upon conversion of the outstanding shares of Series A Preferred Stock would represent approximately 75% of the Common Stock on a fully diluted basis. In addition, based on changes in the trading price of the Common Stock and the shares of Preferred Stock that remain outstanding, substantial dilution could occur in the future. See "Item 7 - Liquidity and Capital Resources-Convertible Preferred Stock."

      Nasdaq Delisting. In December 1997, the Company was notified by the Nasdaq Stock Market, Inc. ("Nasdaq") that the Common Stock would be delisted from the Nasdaq National Market as a result of the Company's non-compliance with Nasdaq's listing requirements and corporate governance rules. In January 1998, the Company received notice from Nasdaq that the Common Stock would be moved from the Nasdaq National Market to the Nasdaq SmallCap Market subject to the Company achieving a $1.00 per share bid price on or before May 22, 1998. As a result of the delisting from the Nasdaq National Market, the Company is subject to certain unfavorable provisions pursuant to the Certificates of Designations of the Company's Preferred Stock. See "Item 7 - Liquidity and Capital Resources - Convertible Preferred Stock." No assurance can be given that the Company will be able to comply with the listing requirements of the Nasdaq SmallCap Market. Failure to so comply, additional violations of Nasdaq corporate governance rules or an adverse finding following the review of the decision moving the Common Stock from the Nasdaq National Market to Nasdaq SmallCap Market will likely result in the Common Stock being delisted from the SmallCap Market, which will likely have an adverse effect on the price and trading of the Common Stock.

      Restructuring. The Company has announced a number of initiatives, including having retained Bear, Stearns & Co. Inc. ("Bear Stearns") to explore strategic alternatives for the Company. These initiatives include the disposal of loans through whole loan sales, the sale of interest-only and residual certificates and increased focus on the Company's higher margin product lines. The Company has announced that it has begun implementing a restructuring plan that includes streamlining and downsizing its operations. The Company is reducing its workforce and has closed its branch operations in Virginia, significantly reduced its correspondent originations for the foreseeable future and exited its conventional lending business. The Company expects to record a restructuring charge of $2.6 million in the first quarter of 1998.

      In addition, the Company has retained CIBC Oppenheimer Corp. ("CIBC") to explore strategic alternatives. CIBC is advising the Company with respect to strategic alternatives including the restructuring, refinancing, recapitalization or reorganization of the Company and exploration of the sale of all or part of the Company's UK business. No assurance can be given that the Company will be successful in pursuing strategic alternatives or in implementing any of its initiatives. Furthermore, even if the Company is successful in implementing its strategic alternatives and initiatives, no assurance can be given as to the effect of any such success on the Company's results of operations or financial condition.

      Employee Attrition. As a result of the difficult environment the Company has recently been operating in, the Company is experiencing an increase in the rate of attrition of its employees and an inability to attract, hire and retain qualified replacement employees. On December 31, 1997, the Company had 837 employees. As part of its initiatives designed to improve the efficiency and productivity of the Company's operations, the Company reduced its workforce by 136 employees in February 1998. Due to additional attrition, however, the Company's workforce was reduced to 577 employees as of March 1, 1998. Further attrition, may hinder the ability of the Company to operate efficiently which could have a material adverse effect on the Company's results of operations and financial condition. No assurance can be given that such attrition will not occur.

Discontinued Operations

      As a result of liquidity constraints, the Company adopted a plan in March 1998 to sell the assets of CSC-UK (the "CSC-UK Sale"). CSC-UK focuses on lending to individuals who are generally unable to obtain mortgage financing from conventional UK sources such as banks and building societies because of impaired or unsubstantiated credit histories and/or unverifiable income, or who otherwise choose not to seek financing from such conventional lenders. CSC-UK originated loans in the UK through a network of independent mortgage brokers and, to a lesser extent, through direct marketing to occupants of government-owned residential properties in the UK.

      Accordingly, the operating results of CSC-UK and it subsidiaries have been segregated from continuing operations and reported as a separate line item on the Company's financial statements. In addition, net assets of CSC-UK have been reclassified on the Company's financial statements as investment in discontinued operations. The Company has restated its prior financial statements to present the operating results of CSC-UK as a discontinued operation.

      As a result of revisions to the terms of certain of CSC-UK's loans as required by the OFT, CSC-UK has recognized in the fourth quarter of 1997 an impairment in the value of its mortgage servicing receivables of $106.2 million and has written off unamortized goodwill of $52.7 million recorded in connection with its UK acquisitions. See Item 3 for a discussion regarding the OFT.

      On March 31, 1998, the Company announced that it had entered into definitive agreements with Ocwen Financial Corporation ("Ocwen") for the sale of substantially all of the businesses and assets, and certain liabilities of the UK operations of CSC-UK. The acquisition includes the purchase of CSK-UK's whole loan portfolio, securitized loan residuals and loan origination and servicing businesses for a price of approximately (pound) 285 million, subject to adjustment as of closing based on an agreed upon formula (currently estimated to result in an upward or downward adjustment of approximately (pound) 5 million). Closing, which is anticipated to occur in April 1998, is subject to satisfaction of a number of conditions, including obtaining rating agency consents and various substitutions in connection with the transfer of the securitized residual and related servicing rights (which will require the consents of the trustees of several securitizations). As a result, there can be no assurance that the transaction will be consummated.

      As a result of the Company's adoption of a plan to institute the UK Sale, the Company's net interest in its UK discontinued operations represents expected proceeds of $102.2 million, net of accrued losses of $18.0 million. Expected costs related to the disposal of UK discounted operations of $16.4 million is included in accounts payable and other liabilities at December 31, 1997.

Business Strategy

      The Company's near-term priorities are to improve liquidity and to reestablish profitability in order to restore confidence in the Company. The Company's business strategy is to continue its focus on lending to borrowers who are unable or unwilling to obtain mortgage financing from conventional mortgage sources. The Company primarily originates loans through an extensive network of independent mortgage brokers.

      Improve Liquidity. The Company has taken a number of steps to improve liquidity. In January 1998, the Company sold residual certificates and associated mortgage servicing receivables relating to certain of the Company's home equity loan products for net proceeds of $26.5 million. Although no assurance can be given regarding its completion, the CSC-UK Sale, should it occur, will substantially improve the Company's near-term cash position. In addition, the Company has redirected its efforts to actively pursue the sale of its loans through whole loan sales rather than through securitizations. Whole loan sales are immediately cash flow positive because, when the Company sells loans through whole loan sales, it receives a cash premium at the time of sale.

      Streamline Operations. As part of its initiatives designed to improve the efficiency and productivity of the Company's operations, the Company reduced its workforce by 136 employees in February 1998. Due to additional attrition, however, the Company's workforce was reduced to 577 employees as of March 1, 1998. In addition, the Company has closed its branch processing operations in Virginia and plans to process loans originated from this region through the Company's New York and Atlanta offices.

      Maintain Geographic Coverage. The Company intends to maintain its current independent mortgage broker network on a nationwide basis. The Company currently has an extensive independent broker network covering 46 states and the District of Columbia utilizing the Company's New York headquarters and three regional processing centers located in California, Georgia and Illinois. The Company's strategy involves (i) maintaining existing markets where the Company has been successful in originating and purchasing loans, (ii) searching for and retaining business development representatives for each area who have (or have the ability to develop) contacts with the independent mortgage brokers originating loans in that area and (iii) marketing to the independent mortgage brokers through the business development representatives in order to generate loan originations. The Company intends to increase the number of business development representatives to further penetrate the eastern seaboard states as well as to broaden the depth and breadth of its coverage in the western states.

      Maintain Independent Mortgage Broker Relationships. The Company seeks to maintain, and then to grow, its loan origination capability from its network of independent mortgage brokers by restoring confidence in the Company by providing consistent underwriting and prompt and efficient service at competitive prices. The Company offers 20 loan products to its independent mortgage brokers to meet the needs of the diverse borrower market. The Company targets brokers with a smaller volume of loans, a segment of the mortgage market the Company believes has typically been underserved by traditional sources, and attempts to retain and grow these relationships by providing quality and reliable products and services as well as consistent underwriting and substantial funding sources. The Company processes and underwrites loans for its brokers, generally making preliminary decisions within 24 hours of receipt of an application and funding within 15-25 days thereafter.

      Improve Servicing Performance. In the first quarter of 1998, the Company retained an affiliate of Ocwen Financial Corporation (including its affiliates, "Ocwen"), an established leader in the management and resolution of underperforming loans, as a special loan servicer to sub-service the Company's 90-day-plus delinquent loans. The Company intends to deliver such non-performing loans to Ocwen on an ongoing basis. In the first quarter of 1998, the Company transferred to Ocwen 993 non-performing loans with an aggregate unpaid principal balance of $66.4 million. The Company is evaluating arrangements for the use of additional sub-servicers in the future and will attempt to continuously resolve loans more than 90 days delinquent.

Overview

      The Company primarily focuses on lending to individuals who are unable or unwilling to obtain mortgage financing from conventional mortgage sources such as thrift institutions and commercial banks. These conventional lending sources, as compared to the Company, generally impose stringent and inflexible loan underwriting guidelines and require a longer period of time to approve and fund loans. The Company's customers are individuals who often have impaired or unsubstantiated credit histories and/or unverifiable income (for example, because they are self-employed) and require or seek a high degree of personalized service and prompt response to their loan applications. As a result, the Company's customers generally are not averse to paying the higher interest rates that the Company charges for its loan programs as compared to the interest rates charged by conventional lending sources. Because its customers generally borrow for reasons other than the purchase of homes, the Company believes that it is not as dependent as traditional mortgage bankers on general levels of home sales and refinancing activity. The Company also offers "Sav*-A-Loan(R)" mortgage loans (loans generally made to homeowners with little or no equity in their property but who possess a favorable credit profile and debt-to-income ratio and who often use the proceeds from such loans to repay outstanding indebtedness as well as to make home improvements).

      The Company originates loans principally through an extensive network of independent mortgage brokers utilizing the Company's New York headquarters and three regional processing offices located in California, Georgia and Illinois. The Company's highest producing broker accounted for 1.1% of the total origination and purchase volume in 1997. The Company strives to process each loan application received from mortgage brokers as quickly as possible in accordance with the Company's loan application approval procedures. Accordingly, most loan applications receive preliminary decisions within 24 hours of receipt and are funded within 15-25 days thereafter. Additionally, during 1997, the Company originated a significant portion of its loan production through its Correspondent Loan Acquisition Program from selected financial institutions and mortgage bankers known as loan correspondents, in accordance with the Company's underwriting guidelines. The Company purchases such loans in the form of complete loan packages. The highest producing loan correspondent in the Correspondent Loan Acquisition Program accounted for 2.8% of the total origination and purchase volume in 1997. The Company has significantly reduced its correspondent originations and will continue to do so for the foreseeable future.

      The Company offers a wide range of loan products, including fixed and adjustable rate residential mortgage loans for refinancing, educational, home improvement and debt consolidation purposes and fixed and adjustable rate purchase money mortgage loans ("Core Products"). The Company also offers "Sav*-A-Loan(R)" mortgage loans. Due to the Company's decision to focus on higher margin products, the Company recently discontinued offering jumbo loans, conventional home loans, Title I loans (loans partially insured by the Federal Housing Administration (the "FHA"), an agency of the US Department of Housing and Urban Development ("HUD"), pursuant to the Title I credit insurance program of the National Housing Act of 1934) and loans on small multi-family and mixed-use properties ("Discontinued Products").

      As a result of the Company's liquidity inititatives, the Company anticipates selling substantially all of its loan production through whole loan sales with servicing released in private placements to a variety of institutional purchasers. Accordingly, the Company anticipates that the size of its servicing portfolio will decrease over time. During 1997, 1996 and 1995, however, the Company sold its loan production primarily through securitizations and, to a lesser extent, through whole loan sales. Through 1994, the Company had sold virtually all of its loan production through whole loan sales. The Company funds its originations and purchases through warehouse lines of credit. During 1997, 1996 and 1995, the Company sold $518.4 million, $73.5 million and $209.0 million of its loan production in whole loan sales to institutional investors and sold $1.1 billion, $993.6 million and $235.0 million, respectively, of its loan production through securitizations.

      Although the Company releases the servicing rights to substantially all of the loans it sells through whole loan sales, the Company had retained the servicing rights to the loans it sold through securitizations prior to the fourth quarter of 1997. Loan servicing involves the collection of payments due under a loan, the monitoring of the loan, the remitting of payments to the holder of the loan, the furnishing of reports to such holder and the enforcement of the lender's rights, including attempting to recover delinquencies and instituting loan foreclosures. During 1997, the Company sold the servicing rights to $408.2 million of loans in connection with its whole loan sales. In the first quarter of 1998, the Company sold the servicing rights to $407.3 million of loans in connection with its sale of residual certificates.

Loans

Overview

      The Company's consumer finance activities primarily consist of originating, selling and servicing mortgage loans. The loans are secured by first mortgages or junior mortgages on one- to four-family residences. Once a loan application has been received, the underwriting process completed and the loan funded or purchased, the Company typically will package the loans in a portfolio and sell the portfolio on a whole loan basis to institutional purchasers. The Company releases the right to service the loan origination and purchase volume that it sells through whole loan sales. The Company also acts as a contract loan servicer for other financial institutions.

Loan Originations and Purchases

      The Company is licensed or registered to originate loans in 46 states and the District of Columbia through a network of independent mortgage brokers and through its three branch offices. To a lesser extent, the Company also purchases loans on a wholesale basis from selected financial institutions and mortgage bankers. The Company expects that, during 1998, loan purchases through its Correspondent Loan Acquisition Program will continue to become a less significant portion of the Company's loan production. The Company believes that its strategy of originating loans through independent mortgage brokers is efficient as it allows the Company to maintain lower overhead expenses than competing companies utilizing a more extensive branch office system.

                   Channels of Loan Originations and Purchases

                                              Year ended December 31,
                                              -----------------------
                                       1997            1996             1995
                                    ----------      ----------       ----------
                                              (Dollars in thousands)
Independent Mortgage Brokers:
   Principal balance..............  $  985,823      $  548,242       $  291,907
   Number of loans................      17,850           9,173            4,161
   Average principal balance
   per loan.......................  $     55.2      $     59.8       $     70.2
Correspondent Loan Acquisition
   Program:
   Principal balance..............  $  669,209      $  741,113(1)    $  125,957
   Number of loans................      11,752          11,960(1)         1,847
   Average principal balance
   per loan.......................  $     56.9      $     62.0(1)    $     68.2
Total Loan Originations and
Purchases:
   Principal balance..............  $1,655,032      $1,289,355       $  417,864
   Number of loans................      29,602          20,863            6,008
   Average principal balance
   per loan.......................  $     55.9      $     61.8       $     69.6

-------------

(1) Includes a one-time bulk purchase of $129.1 million bulk purchase of 2,259 loans with an average principal balance of $57,100.

      Independent Mortgage Brokers. During 1997, 1996 and 1995, $985.8 million (59.6%), $548.2 million (42.5%) and $291.9 million (69.9%), respectively, of the
Company's loan originations and purchases were sourced through the independent mortgage broker network. All independent mortgage brokers submitting loan applications to the Company must be registered or licensed as required by the jurisdiction in which they operate. The Company believes that not only are independent mortgage brokers the most efficient way to reach borrowers, but also that the use of these brokers minimizes the Company's staffing requirements and marketing expenses. The Company anticipates that a substantial majority of the Company's future loan origination volume will be derived from independent mortgage brokers due to the Company's initiatives to refocus its efforts on the more profitable broker loans.

      The Company receives credit application packages from mortgage brokers. As independent mortgage brokers may submit loan applications to several prospective lenders simultaneously, the Company strives to provide a quick response to the loan application (in most instances a preliminary response is given on the same day that the application is received). In addition, the Company emphasizes personal service to both the broker and loan applicant by having consultants and loan processors follow the loan application through the application and closing process. The Company believes that consistent underwriting, quick response times and personal service are critical to successfully originating loans through independent mortgage brokers. During 1997, 1996 and 1995, the single highest producing independent mortgage broker accounted for 1.1%, 1.9% and 6.4%, respectively, of the Company's production volume, and the ten highest producing independent mortgage brokers accounted for 5.3%, 7.8% and 21.0%, respectively, of the Company's loan production volume. The Company periodically reviews the performance of the loans produced by each independent broker and any pattern of higher than expected delinquency or documentation deficiencies will result in the elimination of that broker from the Company's approved list.

      Correspondent Loan Acquisition Program. In addition to originating loans through its network of independent mortgage brokers, the Company historically purchased loans on a flow basis through its Correspondent Loan Acquisition Program. These loan purchases are in the form of complete loan packages originated by loan correspondents. Commenced in 1994, the Correspondent Loan Acquisition Program accounted for $669.2 (40.4%), $612.0 million (47.5%) and $126.0 million (30.1%)
of the Company's total loan origination and purchase volume for 1997, 1996 and 1995, respectively. No single financial institution or other mortgage banker in the Correspondent Loan Acquisition Program accounted for more than 2.8%, 7.4% or 6.4% of the Company's loan originations and purchases during 1997, 1996 or 1995, respectively. As part of the Company's liquidity initiatives, the Company anticipates that this program will account for substantially less of the Company's total loan origination and purchase volume in the future because of higher costs and lower positive cash flows associated with purchases under this program as compared to originations through independent mortgage brokers.

      Geographic Distribution of Loans. Although the Company is licensed or registered in 46 states and the District of Columbia, it has historically concentrated its business in the eastern seaboard states and the midwest. New York contributed 14.9%, 17.7% and 37.0% of the Company's total loan production volume for 1997, 1996 and 1995. The Company intends to maintain its loan origination and purchase activities within the states it currently serves through independent mortgage brokers. The Company intends to increase the number of business development representations to further penetrate the eastern seaboard states as well as to broaden the depth and breadth of its coverage in the western states.

                  Geographic Distribution of Loan Originations
                                  and Purchases

                                              Year Ended December 31,
                                       ----------------------------------------
         States:                          1997           1996           1995
         -------------------------     ----------     ----------     ----------
         New York.................        14.9%          17.7%          37.0%
         Maryland.................        10.3            7.0            7.6
         New Jersey...............         7.5           10.9            6.4
         Illinois.................         7.1           10.0           17.6
         Georgia..................         6.3            4.9            4.2
         Florida..................         6.0            2.0            0.6
         Pennsylvania.............         5.7            8.4            5.8
         Virginia.................         5.6            4.6            2.5
         Michigan.................         4.5            5.8            1.1
         California...............         4.1            2.5             --
         Ohio.....................         3.7            1.3            2.3
         North Carolina...........         3.4            1.9            1.6
         South Carolina...........         3.4            3.8            1.7
         Massachusetts............         3.2            3.8            1.9
         Indiana..................         2.6            1.7            4.1
         All others...............        11.7           13.7            5.6
                                        ------         ------         ------
            Total.................       100.0%         100.0%         100.0%
                                        ======         ======         ======

      The following table highlights certain selected information relating to the origination and purchase of loans by the Company during the periods shown.

                         Loan Originations and Purchases

                                                Year Ended December 31,
                                         -------------------------------------
                                           1997          1996           1995
                                         --------      --------       --------
    Type of mortgage securing loan:
       Core Products:
         First mortgage............         91.7%         94.0%          89.0%
         Second mortgage...........          8.3%          6.0%          11.0%
       Sav*-A-Loan(R) Products.....
         First mortgage............          1.4%          0.8%           N/A
         Second mortgage...........         98.6%         98.2%           N/A

    Weighted average interest rate:
       Core Products...............         11.2%         11.8           11.9
       Sav*-A-Loan(R)Products......         14.0%         14.4%           N/A
       Discontinued Products.......          9.0%         10.5%          12.8%
    Weighted average initial
       loan-to-value ratio (Core
       Products)(1)                          73.6%         72.5%          66.4%

----------
(1) The loan-to-value ratio of a loan secured by a first mortgage is determined by dividing the amount of the loan by the appraised value of the mortgaged property at origination. The loan-to-value ratio of a loan secured by a second mortgage is determined by taking the sum of the loans secured by the first and second mortgages and dividing by the appraised value of the mortgaged property at origination.

Loan Underwriting

      Underwriting Guidelines for Core Products. The following is a description of the underwriting guidelines customarily and currently employed by the Company with respect to Core Products which it originates. The Company revises such guidelines from time to time in connection with changing economic and market conditions. These underwriting guidelines are applied consistently with respect to all of the Company's Core Products.

      The principal balance of the loans purchased or originated by the Company generally ranges from a minimum of $10,000 to a maximum of $500,000. Under the Company's current policy, the majority of the mortgage loans the Company acquires or originates have loan-to-value ratios which do not exceed 90%. Such ratio may exceed 90% in the future.

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

      The Company originates mortgage loans with different credit characteristics depending on the credit profiles of individual borrowers. Except for "Balloon Loans" (i.e., mortgage loans that provide on the date of origination for scheduled monthly payments in level amounts substantially lower than the amount of the final scheduled payment), the mortgage loans originated by the Company generally have amortization schedules ranging from 15 years to 30 years and require monthly payments which are due as of a scheduled day of each month which is fixed at the time of origination. Balloon Loans generally provide for scheduled amortization over 30 years with a due date and a balloon payment at the end of the fifteenth year. The collateral securing loans acquired or originated by the Company are generally one- to four-family residences, including condominiums, manufactured housing and townhomes and such properties may or may not be occupied by the owner. It is the Company's policy not to accept mobile or commercial properties or unimproved land as collateral.

      The Company's mortgage loan programs include: (i) a full documentation program and (ii) a non-income verification program. Under the full documentation program, the borrower's total monthly debt obligations (which include principal and interest on the new loan and all other mortgages, loans, charge accounts and scheduled indebtedness) generally cannot exceed 50% of the borrower's monthly gross income. Loans to borrowers who are salaried employees must be supported by current employment information in addition to employment history which information is generally verified based on written confirmation from employers, one or more pay-stubs, recent W-2 tax forms or telephone confirmation from the employer. For the Company's non-income verification program, proof of employment or self-employment is required.

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

      Credit reports by two independent, nationally recognized credit reporting agency (or a merged report) reflecting the applicant's complete credit history is also required. The credit report typically contains information reflecting delinquencies, repossessions, judgments, foreclosures, bankruptcies and similar instances of adverse credit that can be discovered by a search of public records. An applicant's recent credit performance weighs heavily in the evaluation of risk by the Company. The credit report is used to evaluate the borrower's record and must be current (within 45 days) at the time of closing. A lack of credit history will not necessarily preclude a loan if the borrower has sufficient equity in the property. Serious delinquent payments on the borrower's credit report must be satisfactorily explained and will normally reduce the amount of the loan for which the applicant can be approved.

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

      The following table sets forth certain information with respect to loan applicants for Core Products based on the Company's internal borrower classification, along with weighted average coupons, during the years ended December 31, 1997, 1996 and 1995.

                           Core Products Originations

                                                      For the Year Ended
                  -----------------------------------------------------------------------------------------
                      December 31, 1997               December 31, 1996             December 31, 1995
                  ---------------------------     ---------------------------    --------------------------
 The Company's                       Weighted                        Weighted                      Weighted
  Borrower                  % of      Average               % of      Average              % of     Average
Classification    Total     Total     Coupon      Total     Total     Coupon     Total     Total    Coupon
--------------    -----     -----    --------     -----     -----    --------    -----     -----   --------
                                                      (Dollars in million)
"A" Risk          $347.6    42.3%     10.3%     $  546.2    49.6%      11.2%   $  181.2    44.6%     11.2%
"B" Risk           363.8    44.3%     11.2%        364.4    33.1%      11.6%      152.0    37.4%     12.0%
"C" Risk            72.2     8.8%     12.2%        107.4     9.7%      12.8%       46.0    11.3%     13.2%
"D" Risk            38.5     4.7%     13.2%         83.8     7.6%      14.8%       27.1     6.7%     14.2%
                  ------   -----     -----      --------   -----      -----    --------   -----     -----
Total             $822.1   100.0%     11.0%     $1,101.8   100.0%      11.8%   $  406.3   100.0%     11.9%
                  ======   =====     =====      ========   =====      =====    ========   =====     =====

      The criteria currently used by the Company in classifying loan applicants for Core Products can be generalized as follows:

            "A" Risk. Under the "A" risk category, a loan applicant must have generally repaid installment or revolving debt according to its terms.

      o Existing mortgage loans: required to be current at the time the application is submitted, with a maximum of two 30-day late payment(s) within the last 12 months being acceptable.

      o Non-mortgage credit: minor derogatory items are allowed; any recent open collection accounts or open charge-offs, judgments or liens would generally disqualify a loan applicant from this category.

      o Bankruptcy filings: must have been discharged more than four years for Chapter 7 filings and more than two years for Chapter 13 filings prior to closing with credit re-established.

      o Maximum loan-to-value ratio: up to 90% is permitted for a loan secured by an owner-occupied one-to-four family residence; 85% for a loan secured by an owner-occupied condominium; and 80% for a loan secured by a non-owner occupied one- to four-family residence.

      o Debt service-to-income ratio: generally 50% or less.

            "B" Risk. Under the "B" risk category, a loan applicant must have generally repaid installment or revolving debt according to its terms.

      o Existing mortgage loans: required to be current at the time the application is submitted, with a maximum of two 60-day late payments within the last 12 months being acceptable.

      o Non-mortgage credit: some prior defaults may have occurred, but major credit paid or installment debt paid as agreed may offset some delinquency.

      o Chapter 7 bankruptcy filings: must have been discharged more than two years prior to closing with credit re-established.

      o Chapter 13 bankruptcy filings: must be open a minimum of two years and be paid with no 30-day delinquencies.

      o Maximum loan-to-value ratio: up to 80% (or 90% with no more than three 30-day mortgage delinquencies) is permitted for a loan secured by an owner-occupied one- to four-family residence; and 70% (or 80% with no more than three 30-day mortgage delinquencies) for a loan secured by a non-owner-occupied one- to four-family residence.

      o Debt service-to-income ratio: generally 50% or less (45% or less for 90% loan-to-value ratios).

            "C" Risk. Under the "C" risk category, a loan applicant may have experienced significant credit problems in the past.

      o Existing mortgage loans: must be brought current from loan proceeds; applicant is allowed a maximum of one 90-day late payment within the last 12 months.

      o Non-mortgage credit: significant prior delinquencies may have occurred, but major credit paid or installment debt as agreed may offset some delinquency; all delinquent credit must be current or paid off (with the exception of $2,000 in major credit card charge-offs or collections and $2,000 in medical charge-offs or collections).

      o Chapter 7 bankruptcy filings: must have been discharged for a minimum of two years, and a history of re-established credit is required.

      o Chapter 13 bankruptcy filings: must be open a minimum of two years and be paid with no 30-day delinquencies.

      o Maximum loan-to-value ratio: up to 75% is permitted for a loan secured by an owner-occupied one- to four-family residence; 70% for a loan secured by an owner-occupied condominium; and 65% for a non-owner-occupied one- to four-family residence.

      o Debt service-to-income ratio: generally 50% or less.

            "D" Risk. Under the "D" risk category a loan applicant may have experienced significant credit problems in the past.

      o Existing mortgage loans: must be brought current from loan proceeds and no more than 120 days delinquent at closing; an explanation for such delinquency is required.

      o Non-mortgage credit: significant prior defaults may have occurred, but the applicant must be able to demonstrate regularity in payment of some credit obligations; all charge-offs, judgments, liens or collection accounts must be paid off (with the exception of $2,000 in major credit card charge-offs or collections and $2,000 in medical charge-offs or collections).

      o Bankruptcy filings: Chapter 13 bankruptcies open a minimum of one year will be considered with evidence that the plan is being paid according to terms with one 30 day delinquency; outstanding balance must be paid in full and discharged from loan proceeds.

      o Maximum loan-to-value ratio: up to 70% is permitted for a loan secured by an owner-occupied one- to four-family residence; 60% for a loan secured by an owner-occupied condominium; and 60% for a non- owner-occupied one- to four-family residence.

      o Debt service-to-income ratio: generally 50% or less.

      Exceptions. As described above, the Company uses the foregoing categories and characteristics only as guidelines. On a case-by-case basis, the Company may determine that the prospective mortgagor warrants a risk category upgrade, a debt service-to-income ratio exception, a pricing exception, a loan-to-value exception or an exception from certain requirements of a particular risk category (collectively called an "Upgrade" or an "Exception"). An Upgrade or Exception may generally be allowed if the application reflects certain compensating factors, among others: low loan-to-value ratio; pride of ownership; stable employment or length of occupancy at the applicant's current residence. An Upgrade or Exception may also be allowed if the applicant places a down payment equal to at least 20% of the purchase price of the mortgaged property, or if the new loan reduces the applicant's monthly aggregate debt load. Accordingly, the Company may classify in a more favorable risk category certain mortgage loans that, in the absence of such compensating factors, would satisfy only the criteria of a less favorable risk category.

      Underwriting Guidelines for Sav*-A-Loans(R). The Company's "Sav*-A-Loan(R)" program is designed for homeowners who may have little or no equity in their property, but who possess good to excellent credit histories and provable income, who use the proceeds for home improvements and/or debt consolidation. Under the "Sav*-A-Loan(R)" program, the Company obtains credit information from two sources or a merged report and generally does not permit the ratio of total monthly debt obligations to monthly gross income to exceed 45%. The borrower must generally fall within one of the two highest credit classifications established by the Company. The principal amount of the "Sav*-A-Loans(R)" purchased or originated by the Company generally ranges from a minimum of $10,000 to a maximum of $100,000, with interest rates generally ranging from 11.75% to 14.25%. Under current policy, the majority of the mortgage loans the Company acquires or originates have loan-to-value ratios which do not exceed 125%. The loan may be secured by a first, second or third lien on the related property. Each property must be an owner occupied, one- to two-family residence.

      Loans of $10,000 to $25,000 require a title report. Loans of more than $25,000 require a full title insurance policy. To establish property value, the Company requires the original documentation reflecting the sales price (HUD-IA) for properties purchased within the last 12 months. All others require a drive-by appraisal or an existing appraisal if dated less than six months prior to application. Third liens or loans of more than $75,000 require full appraisals. The Company will consider the property value stated on the application for certain A Grade borrowers with a minimum industry credit score ("Credit Score") of 660. The maximum loan amount accepted under this program is $35,000.

      Certain criteria currently used by the Company in classifying loan applicants for Sav*-A-Loan(R) products can be generalized as follows:

"A" Grade:
      o Existing Mortgage Loans: Required to be current at the time the application is submitted, with no 30-day late payment(s) within the last 12 months; or a maximum of one 30-day late payment within the last 24 months.
      o Non-Mortgage Credit: Up to a maximum of three 30-day late payments within the last 24 months.
      o There must be no bankruptcies, judgements, tax liens, charge-offs or foreclosures.

"B" Grade:
      o Existing Mortgage Loans: Required to be current at the time the application is submitted, with one 30-day late payment within the last 12 months; or a maximum of two 30-day late payments within the last 24 months.
      o Non-Mortgage Credit: Up to a maximum of four 30-day late payments within the last 24 months.
      o There must be no foreclosures or bankruptcies in the last three years; tax liens, minor judgements or charge-offs are acceptable (but must be paid) with reasonable explanations.

      The Company currently offers three Sav*-A-Loan(R) programs: Platinum, Gold and Silver. Certain criteria currently used by the Company in classifying loan applicants with such Sav*-A-Loan(R) programs is as follows:

Platinum Program:
      o     Credit Score: Minimum qualifying score of 700
      o     Loan Limits: Minimum of $10,000, maximum of $100,000
      o     Debt Ratio: 40% maximum
      o     Disposable Income: Minimum of $2,000 monthly
      o     Grade: A only
      o Loan Purpose: Debt consolidation and home improvement (minimum of 50% of loan must be used for debt consolidation)
      o     Cash Out: Maximum of 25% of loan may be used for other purposes

Gold Program:
      o Credit Score: A Grade - minimum qualifying score of 620, B Grade - minimum qualifying score 640
      o     Loan Limits: Minimum of $10,000, maximum of $75,000
      o Debt Ratio: A Grade - 42% maximum (fixed income applicants maximum of 40%), B Grade - 40% maximum
      o     Disposable Income: Minimum of $1,500 monthly
      o     Loan Purpose: 100% of debt consolidation
      o Cash out: maximum of 15% of loan may be used for other purposes Silver Program:
      o Credit Score: A Grade - minimum qualifying score of 620, B Grade - minimum qualifying score 640
      o     Loan Limits: Minimum of $10,000, maximum of $60,000
      o Debt Ratio: A Grade - 45% maximum, B Grade - 42% maximum, Fixed income applicants - 40% maximum
      o     Disposable Income: Minimum of $1,200 monthly
      o Loan Purpose: Debt consolidation (maximum of 65% must be used for debt consolidation) and home improvement
      o     Cash out:  Maximum of 10% of loan may be used for other purposes
Loan Sales

      The Company sells substantially all of its loan production volume. During 1997, 1996 and 1995, the Company sold $1.6 billion, $1.3 billion and $359.0 million of loans, representing 98.9%, 99.1%, 85.9% of total originations and purchases during these periods, respectively. In the fourth quarter of 1997, as result of the Company's liquidity initiatives, the Company's strategy shifted from emphasizing the sale of its loan production volume through securitizations to the use of whole loan sales.

      Whole Loan Sales. By employing whole loan sales, the Company is better able to manage its cash flow. Whole loan sales, unlike loan sales through securitization, are immediately cash flow positive but produce lower margins and, therefore, will negatively impact the Company's earnings. Whole loan sales represented all of the Company's loan sales during 1994, but with the Company's prior emphasis on the sale of loans through securitizations, had represented 31.7%, 5.8% and 24.8%, respectively, of all loan sales in 1997, 1996 and 1995. The Company anticipates that the disposition of substantially all of its loan production volume in 1998 will be through whole loan sales. No assurance can be given, however, that the Company will be successful in selling all of its loan production through whole loan sales or otherwise.

      Loans are generally sold in portfolios. Upon the sale of a loan portfolio, the Company generally receives a "premium," representing a cash payment in excess of the par value of the loans (par value representing the unpaid balance of the loan amount given to the borrower) or in a few instances a "yield differential" whereby the Company receives a portion of the interest paid by the borrower for the life of the loan. Premiums on whole loan sales represented 4.5%, 1.6% and 22.8%, respectively, of the Company's total revenues and 9.7% ($8.1 million), 2.2% ($1.7 million) and 31.6% ($8.3 million), respectively, of the Company's total gain on sale of loans in 1997, 1996 and 1995.

      The Company sells substantially all of its loan production volume to various institutional purchasers on a non-recourse basis with customary representations and warranties covering loans sold. The Company, therefore, may be required to repurchase loans pursuant to its representations and warranties and may have to return a portion of the premium earned if a loan is prepaid during a limited period of time after sale, usually six months and not greater than one year. The Company typically repurchases a loan if a default occurs within the first month following the date the loan was originated or if the loan documentation is alleged to contain misrepresentations made by the borrower.

      Securitizations. During 1997, 1996 and 1995, the Company sold $1.1 billion, $993.6 million and $235.0 million, respectively, of its loan production volume in securitizations. Due to the Company's current financial condition and its inability to access the capital markets and in order to improve its cash flow, the Company does not anticipate selling its loan production volume in securitizations for the foreseeable future.

      In loan sales through securitizations, the Company sells its loans into a trust for a cash purchase price and interests in such trust consisting of interest-only regular interests and the residual interest which are represented by the interest-only and residual certificates. The Company retains no interest in the loans sold into such trust other than its interest as a holder of the interest-only and residual certificates issued by such trust. The cash purchase price is raised through an offering by the trust of pass-through certificates representing regular interests in the trust. Following the securitization, the purchasers of the pass-through certificates receive the principal collected and the investor pass-through interest rate on the principal balance, while the Company recognizes as current revenue the fair value of the interest-only and residual certificates. An interest-only certificate represents an interest in a trust with fixed terms that unconditionally entitles the holder to receive interest payments that are either fixed or derived from a formula. A residual certificate represents the interest in the trust which has no principal amount and does not unconditionally entitle the holder to receive payments. A holder of the residual certificate is entitled only to the remainder, if any, of the interest cash flow from the mortgage loans sold to the trust after payment of all other interests in such trust and as such bears the greatest degree of risk regarding the performance of such mortgage loans. Securitizations take the form of pass-through certificates which represent undivided beneficial ownership interests in a portfolio consisting of the Company's loans that the Company has sold to a trust. The servicer of the loan portfolio remits the principal and part of the interest payments on such loans to the trust which in turn passes them to investors in the pass-through certificates. A portion of the Company's securitizations have also included the payment of pre-funded amounts.

      The Company recognizes as current revenue the fair value of the interest-only and residual certificates and, in future periods, may adjust the value of such certificates to reflect the Company's estimate of the fair value of such certificates at such time. Fair value is determined based on various economic factors, including loan type, balance, interest rate, date of origination, term and geographic location. The Company also uses other available information such as reports on prepayment rates, collateral value, economic forecasts and historical default and prepayment rates of the portfolio under review, as well as actual valuations resulting from the sale of such certificates. The Company estimates the expected cash flows that it will receive over the life of a portfolio of loans. These expected cash flows constitute the excess of the interest rate payable by the obligors of loans over the interest rate paid on the related securities, less applicable fees and credit losses. The Company discounts the expected cash flows at a discount rate which it believes to be consistent with the required risk-adjusted rate of return to an independent third party purchaser of the interest-only and residual certificates. Realization of the value of these residual interests in cash is subject to the prepayment and loss characteristics of the underlying loans and to the timing and ultimate realization of the stream of cash flows associated with such loans.

      In a securitization, the Company purchases credit enhancements to the senior interest in the related trusts in the form of insurance policies provided by insurance companies. The pooling and servicing agreements that govern the distribution of cash flows from the loans included in the trusts require either
(i) the establishment of a reserve that may be funded with an initial cash deposit by the Company or (ii) the over-collateralization of the trust intended to result in receipts and collections on the loans that exceed the amounts required to be distributed to holders of senior interests. To the extent that borrowers default on the payment of principal or interest on the loans, losses will be paid out of the reserve account or will reduce the over-collateralization to the extent that funds are available and will result in a reduction in the value of the interest-only and residual certificates held by the Company.

 If payment defaults exceed the amount in the reserve account or the amount of over-collateralization, as applicable, the insurance policy maintained by the Company will pay any further losses experienced by holders of the senior interests in the related trust. The delinquency rates on the pool of loans sold in five of the Company's 14 securitizations as of December 31, 1997 have exceeded the permitted limits set forth in the related pooling and servicing agreements. As a result of the exceeded limits, the Company has been required to maintain in the related reserve account all funds that would have otherwise been paid to the Company in respect of the interest-only and residual certificates.

      In securitizations, the Company may be required either to repurchase or to replace loans which do not conform to the representations and warranties made by the Company in the pooling and servicing agreements entered into when the portfolios of loans are sold through a securitization. During 1997, 1996 and 1995, the Company repurchased 63 loans for $5.4 million, 73 loans for $4.7 million and seven loans for $623,300, respectively, primarily due to first month defaults that remain uncured for 90 days.

Loan Servicing and Collections

      Loan servicing is the collection of payments due under a loan, the monitoring of the loan, the remitting of payments to the holder of the loan, furnishing reports to such holder and the enforcement of such holder's rights, including attempting to recover delinquencies and instituting loan foreclosures.

      In order to maximize the premium earned on the sale of loans through whole loan sales, the Company will release servicing rights on substantially all of the loan origination and purchase volume it sells through whole loan sales. The Company expects that as a result of its selling loans through whole loan sales with servicing released, the size of its managed servicing portfolio will decrease in the future. The Company anticipates that such decrease will permit the Company to better service the loans for which servicing rights are retained. The Company retained the servicing rights to 75.1% of the $1.6 billion in loans it sold during 1997, 97.8% of the $1.3 billion in loans it sold during 1996 and 74.2% of the $359.0 million in loans it sold during 1995.

      As of December 31, 1997, the Company was servicing 47,020 loans representing an aggregate of $2.6 billion. The Company's servicing portfolio was decreased to $1.8 billion at February 28, 1998 primarily as a result of the sale of its 1997 home equity residual certificates with the accompanying servicing rights and the sale through whole loan sales with servicing related loans originated in 1997 but sold in 1998. Revenue generated from loan servicing amounted to 0.9% (excluding $148.0 million of net unrealized losses), 2.6% and 2.0% of total revenues for 1997, 1996 and 1995, respectively.

      The Company utilizes loan servicing software which enables it to implement servicing and collection procedures and to provide a series of adaptable custom designed reports including a trial balance, a remittance report, a paid-off report and a delinquency report. The Company maintains its loan servicing computer operations with CPI/Alltel ("CPI"), a service bureau located in Jacksonville, Florida. The CPI system provides additional capacity for the Company's increased loan origination and purchase volume and provides greater flexibility in monitoring the various types of loan product the Company offers. Company collectors have computer access to telephone numbers, payment histories, loan information and all past collection notes. In the first quarter of 1997, the Company implemented a "predictive dialer" program, whereby delinquent accounts are automatically telephoned and the call transferred immediately to the next available collector whose computer will simultaneously provide the relevant information on the account.

      Recently, the Company retained Ocwen, an established leader in the management and resolution of underperforming loans, as a special loan servicer to sub-service the Company's 90-day-plus delinquent loans. The Company has the right to deliver non-performing loans to Ocwen on an ongoing basis. In the first quarter of 1998, the Company transferred to Ocwen 993 non-performing loans with an aggregate unpaid principal balance of $66.4 million.

      The Company has a specific policy which sets forth actions to be taken at various stages of delinquency beginning on the tenth and extending to the ninetieth day after the payment due date. Between 90-105 days of delinquency, it is decided whether to foreclose or to take other action. All collection activity, including the date collection letters were sent and detailed notes on the substance of each collection telephone call, is entered into a permanent collection history for each account.

      The CPI system tracks and maintains homeowners' insurance information. Expiration reports are generated weekly listing all policies scheduled to expire within 30 days. When policies lapse, a letter is issued advising the borrower of the lapse and that force placed insurance will be obtained at the borrower's expense. The Company also has an insurance policy in place that provides coverage automatically for the Company in the event that the Company fails to obtain force placed insurance.

      The Company funds and closes loans throughout the month. Most of the Company's loans require a first payment 30 days after funding. Accordingly, the Company's servicing portfolio consists of loans with payments due at varying times each month. This system alleviates the cyclical highs and lows that some servicing companies experience as a result of heavily concentrated due dates.

      The following table provides data on delinquency experience and real estate owned ("REO") properties for the Company's serviced portfolio (excluding loans for which the Company acted as sub-servicer for others).

                                                         As of December 31,
                            ----------------------------------------------------------------------------
                                      1997                      1996                     1995
                            ----------------------    ------------------------  ------------------------
                                            % of                      % of                       % of
                            Dollars in    Serviced    Dollars in    Serviced    Dollars in     Serviced
                             Thousands   Portfolio     Thousands    Portfolio    Thousands     Portfolio
                            ----------   ---------    ----------    ----------  ----------     ---------
Serviced portfolio ......   $2,231,519     100.0%     $1,470,344     100.0%     $  311,649      100.0%
                            ==========     =====      ==========     =====      ==========     ======
Delinquencies:
  30-59 days delinquent .   $   65,063       2.9%     $   54,733       3.7%     $    5,479        1.8%
  60-89 days delinquent .       30,479       1.4          19,733       1.4           1,580        0.5
  90 days or more
    delinquent ..........       27,808       1.3          24,800       1.7           4,968        1.6
                            ----------     -----      ----------     -----      ----------     ------
    Total delinquencies .   $  123,350       5.6%     $   99,266       6.8%     $   12,027        3.9%
                            ==========     =====      ==========     =====      ==========     ======
Defaults:
  Bankruptcies ..........   $   25,131       1.1%     $    4,269       0.3%     $       --         --
  Foreclosures ..........      100,901       4.5          27,689       1.9              --         --
                            ----------     -----      ----------     -----      ----------     ------
    Total defaults ......   $  126,032       5.6%     $   31,958       2.2%     $       --         --
                            ==========     =====      ==========     =====      ==========     ======
REO property ............   $    8,549       0.4%     $    1,328       0.1%     $      141         --
                            ==========     =====      ==========     =====      ==========     ======
Charge-offs .............   $    4,734       0.2%     $       36       0.0%     $       --         --
                            ==========     =====      ==========     =====      ==========     ======

      Foreclosure Regulation and practices regarding the liquidation of properties (e.g., foreclosure) and the rights of the mortgagor in default vary greatly from state to state. Loans originated or purchased by the Company are secured by mortgages, deeds of trust, trust deeds, security deeds or deeds to secure debt, depending upon the prevailing practice in the state in which the property securing the loan is located. Depending on local law, foreclosure is effected by judicial action and/or non-judicial sale, and is subject to various notice and filing requirements. If foreclosure is effected by judicial action, as in New York and Illinois for example, the foreclosure proceedings may take several months.

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

      There are a number of restrictions that may limit the Company's ability to foreclose on a property. A lender may not foreclose on the property securing a second mortgage loan unless it forecloses subject to each senior mortgage, in which case the junior lender or purchaser at such a foreclosure sale will take title to the property subject to the lien securing the amount due on the senior mortgage. Moreover, if a borrower has filed for bankruptcy protection, a lender may be stayed from exercising its foreclosure rights. Also, certain states provide a homestead exemption which may restrict the ability of a lender to foreclose on residential property. In such states, the Company requires the borrower to waive his or her right of homestead. While such waivers are generally enforceable in Illinois, waivers of homestead rights may not be enforceable in other states. Due to these restrictions, as the Company has experienced an increase in the number of loans serviced and in the percentage of such loans that are delinquent, there has been a substantial increase in the number of properties pending foreclosure.

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

      Except when subcontracted, loan foreclosures are the responsibility of the Company's loan servicing operations. Prior to a foreclosure, the Company performs a foreclosure analysis with respect to the mortgaged property to determine the value of the mortgaged property and the bid that the Company will make at the foreclosure sale. This is based on (i) a current valuation of the property obtained through a drive-by appraisal conducted by an independent appraiser, (ii) an estimate of the sale price of the mortgaged property obtained by sending two local realtors to inspect the property, (iii) an evaluation of the amount owed, if any, to a senior mortgagee and for real estate taxes and
(iv) an analysis of marketing time, required repairs and other costs, such as real estate broker fees, that will be incurred in connection with the foreclosure sale. The Company has established a committee comprised of members of senior management to perform the foreclosure analyses.

      The Company assigns all foreclosures to outside counsel located in the same state as the mortgaged property. Bankruptcies filed by borrowers are also assigned to appropriate local counsel who are required to provide monthly reports on each loan file.

Marketing

      The Company focuses its marketing efforts on sources of loan originations, as opposed to individual borrowers, through six regional managers and more than 50 business development representatives. These business development representatives and regional managers seek to establish and maintain the Company's relationships with its principal sources of loan originations -- independent mortgage brokers, other mortgage bankers and financial institutions. Through its focus on sources of originations as opposed to loan applicants, the Company avoids additional fixed costs associated with a large network of retail offices and retail advertising.

      The business development representatives provide various levels of information and assistance to the Company's sources of loan originations depending on the sophistication and resources of the particular customer, and are primarily responsible for maintaining the Company's relationships with its sources of loan originations. The business development representatives endeavor to increase the volume of loan originations from independent mortgage brokers, financial institutions and other mortgage bankers located within the geographic territory assigned to such representative through, among other actions, visits to customer offices and attendance at trade shows, as well as print advertisements in broker trade magazines. These representatives also provide the Company with information relating to customers, competitive products and pricing and new market entrants, all of which assist the Company in refining its programs and its classifications of borrowers in order to meet competitive needs. The business development representatives are compensated with a base salary and commissions based on the volume of loans that are originated as a result of their efforts.

Competition

      As a consumer finance company, the Company faces intense competition. Negative recent developments have caused the Company to be competitively disadvantaged. Competitors use information about the Company's losses and market valuation to attract customers away from the Company. Traditional competitors in the financial services business include other mortgage banking companies, commercial banks, credit unions, thrift institutions, credit card issuers and finance companies. Many of these competitors in the consumer finance business are substantially larger and have considerably greater financial, technical and marketing resources than the Company. In addition, many financial service organizations have formed national networks for loan origination substantially similar to the Company's loan programs. Furthermore, certain large national finance companies and conforming mortgage originators have announced their intention to adapt their conforming origination programs and allocate resources to the origination of non-conforming loans. In addition, certain of these larger mortgage companies and commercial banks have begun to offer products similar to those offered by the Company, targeting customers similar to those of the Company. Competition can take many forms including convenience in obtaining a loan, customer service, marketing and distribution channels, amount and term of the loan, and interest rates.

      The Company competes on the basis of providing prompt and responsive service, consistent underwriting and competitive loan programs to borrowers whose needs are not met by traditional financial institutions.

Regulation

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

      In the course of its business, the Company has acquired, and may acquire in the future, properties securing loans which are in default. Although the Company primarily lends to owners of residential properties, there is a risk that the Company could be required to investigate and clean up hazardous or toxic substances or chemical releases at such properties after acquisition by the Company, and may be held liable to a governmental entity or to third parties for property damage, personal injury and investigation and cleanup costs incurred by such parties in connection with the contamination. In addition, the owner or former owners of a contaminated site may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from such property. On all loan applications where the Company believes there may exist, or an appraisal may indicate, a possible environmental problem, the Company requires a Phase I Environmental Report.

Employees

      As part of the Company's cost saving initiatives, the Company has reduced its workforce from 924 employees as of June 30, 1997 to 837 employees as of December 31, 1997, 13 of whom were part-time employees and 824 of whom were full-time employees. Of the Company's employees, 5.5% were in management, 57.5% were in sales and marketing, 24.3% were in administrative support and 12.7% were in servicing. The Company had 579 employees working at its New York headquarters as of December 31, 1997. None of the Company's employees is covered by a collective bargaining agreement. As a result of negative recent developments, the Company is experiencing an increase in the rate of attrition of its employees and an inability to attract, hire and retain qualified replacement employees. Further attrition, may hinder the ability of the Company to operate efficiently which could have a material adverse effect on the Company's results of operations and financial condition. No assurance can be given that such attrition will not occur. As of March 1, 1998, the Company's workforce was reduced to 577 employees. The Company considers its relations with its employees to be satisfactory.

Item 2. Properties

      The Company's executive and administrative offices and the majority of its mortgage banking operations are located at 565 Taxter Road in Elmsford, New York, where the Company leases approximately 40,000 square feet of office space at an aggregate annual rent of approximately $564,000. The leases expire on August 31, 2000. The Company has leased an additional 17,000 square feet of office space at 8 Skyline Drive, Hawthorne, New York and an additional 36,000 square feet of office space at 555 White Plains Road, Tarrytown, New York. The Hawthorne lease provides for an initial aggregate annual rent of approximately $246,500 and for scheduled increases in square footage up to an aggregate of approximately 35,000 square feet and annual rent up to an aggregate annual rent of approximately $510,000 and expires in 2001. The Tarrytown lease provides for an initial aggregate rent of approximately $750,000 and for scheduled increases in annual rent up to an aggregate rent of approximately $810,000 and expires in 2001. The Company is evaluating and anticipates reducing its office space to meet its needs for the next 12 months. The anticipated loss related to the reduction of the Company's office space has been included in the $2.6 million restructuring charge taken in the first quarter of 1998.

Item 3. Legal Proceedings

      In March 1997, CSC-UK received a letter from the OFT which has responsibility for the granting of consumer credit licenses in the UK to mortgage lenders and for the subsequent monitoring of their activities to ensure continued fitness to hold such licenses. The Company believes the letter was also sent to other lenders, as well as intermediaries and other entities involved directly or indirectly in the non-status lending market. The letter provides that, when determining the fitness of licensees, the OFT would consider whether the licensee or its associates have engaged in business practices which appear to be inappropriate, regardless of their legality. The letter specified certain practices deemed by the OFT to fall within such categories, including the appropriateness of standard/concessionary rate structures, as well as the calculation of prepayments using the Rule of 78s method which were two material aspects of the Company's UK loan programs at that time. Following the receipt of the letter, the Company commenced a review and evaluation of its practices with respect to each issue raised in the letter and entered into discussions with the OFT regarding its concerns.

      In July 1997, the Director General of the OFT issued "Non-Status Lending Guidelines for Lenders and Brokers" (the "July Non-Status Guidelines") that are applicable to mortgage lenders like CSC-UK that focus on lending to individuals who are unable or unwilling to obtain mortgage financing from conventional mortgage sources. The July Non-Status Guidelines highlighted some of the main practices that the OFT considered to be inappropriate, whether or not lawful. The OFT stated that if lenders and/or brokers continued these practices, the OFT would take regulatory action against them. The majority of these practices were either (i) not applicable to CSC-UK's operations or (ii) practices in which the Company believed CSC-UK to be in compliance with the July Non-Status Guidelines. In the July Non-Status Guidelines, however, the OFT announced that (i) dual interest rate structures involving a large differential between the two interest rates are inappropriate and should be discontinued and (ii) the Rule of 78s method of calculating prepayments is inappropriate in the non-status lending market, should be discontinued at the earliest opportunity and should not be applied to existing loan agreements without some form of cap to ensure payments are not excessive. Furthermore, the July Non-Status Guidelines stressed that lenders seeking to recoup administrative costs associated with defaults should do so in accordance with a published scale of charges and with respect to prepayments, charges for early redemption should do no more than cover the lender's unrecovered administrative and other costs incurred to the date of prepayment.

      In response to the changes in the regulatory environment being brought about by the OFT, CSC-UK eliminated the concessionary/standard rate in its new loan programs and replaced it with a single rate. The average single rate that CSC-UK charges is higher than the average concessionary rate and lower than the average standard rate that CSC-UK had charged previously. In August 1997, CSC-UK discontinued originating loans that calculate prepayments using the Rule of 78s method. CSC-UK is calculating prepayments using alternative methods in accordance with the July Non-Status Guidelines.

      In December 1997, the Company received from the OFT "Non-Status Lending Guidelines for Lenders and Brokers Revised November 1997" (the "Revised Non-Status Guidelines"), which revise the July Non-Status Guidelines, and a letter from the OFT (the "OFT Letter") expressing the OFT's views on the Company's compliance with the Unfair Terms in Consumer Contracts Regulations 1994 (the "Consumer Contracts Regulations") with respect to loan originated by the Company prior to August 1997.

      In the Revised Non-Status Guidelines, the OFT announced revisions which affected a significant portion of the Company's loans that were originated prior to the issuance of such guidelines. With respect to loans that provide for dual interest rates, it is the OFT's belief that dual interest rate structures (i) may be unenforceable through the courts where the sum payable from the higher rate exceeds a genuine estimate of the lender's loss arising from a breach of the borrower's contractual duty and (ii) in substance provide for payment of compensation upon a breach of an obligation and may be challenged under the Consumer Contracts Regulations as unfair and non-binding on the borrower if such compensation is disproportionately high. With respect to unregulated loans that provide for the Rule of 78s method for calculating prepayments (regulations currently promulgated under the CCA specify the use of Rule of 78s for calculating prepayments for regulated loans) it is the OFT's belief that such calculation similarly may result in a borrower paying a disproportionately high sum to redeem a mortgage and may be challenged under the Consumer Contracts Regulations as being unfair and therefore non-binding on the borrower.

      The Consumer Contracts Regulations set forth various terms which are considered unfair in consumer contracts and therefore can be challenged as unenforceable against the consumer. In the Revised Non-Status Guidelines, the OFT stated that it believed dual interest rate structures and Rule of 78s calculations are two such unfair terms. In the OFT Letter, the OFT requested assurances from the Company that it would discontinue with respect to its existing loans the use of certain contract terms, including the Rule of 78s for unregulated loans and the standard/concessionary rate structure, and the OFT stated that, in the absence of receipt of suitable assurances, it will seek an injunction intended to restrain the Company from using such terms.

      In January 1998, as a result of discussions and correspondence between CSC-UK and the OFT regarding the OFT's Revised Non-Status Lending Guidelines, the Company agreed to take action with respect to the use of certain contract terms in CSC-UK's existing loan agreements. CSC-UK agreed to eliminate the use of the Rule of 78s method for calculating prepayment fees on unregulated loans and revise the standard/concessionary rate structure, and has provided assurances to the OFT regarding CSC-UK's future use of such revised terms.

      With respect to the use of the Rule of 78s method on existing unregulated loans, CSC-UK agreed that it would not use such a formula to calculate prepayments. Instead, CSC-UK will collect prepayment fees by reference to a sliding scale whereby six months' interest will be charged for prepayments occurring during the first three years of a loan, reducing to one month's interest in the eighth year of a loan. There will be no prepayment fee levied after the eighth year of a loan. Such prepayment fees will be based on the concessionary rate of interest.

      With respect to the standard/concessionary rate structure on existing loans, CSC-UK agreed that it would lower the differential between the standard rate of interest and the concessionary rate of interest to not more than 2.5%. For example, on a loan where the standard/concessionary rates had been 18% and 9.9%, respectively, the loan agreement will now provide for the standard/concessionary rates to be 12.4% and 9.9%, respectively.

      The elimination of the concessionary/standard rate structure and Rule of 78s method on loan products offered has had a material negative impact on profit margins for CSC-UK's loans and the results of operations and financial condition of the Company. In addition, as a result of revisions to the terms of UK loans containing such provisions, CSC-UK recognized in the fourth quarter of 1997 an impairment in the value of its mortgage servicing receivables of $106.2 million, wrote off unamortized goodwill of $52.7 million and wrote off the unamortized commitment fee of $32.4 million in connection with its UK operations.

      Additionally, CSC-UK and the OFT continue discussions with respect to CSC-UK's borrowers who, at the time their loans were made, were vulnerable due to undue pressure from brokers or others or inability to understand the loan terms. CSC-UK has undertaken a review of its UK borrowers to ascertain to what extent its borrowers were vulnerable. The OFT has indicated that, in appropriate cases involving vulnerable borrowers, additional modifications of loan terms beyond those discussed above may be required. The OFT has indicated that those modifications may include termination of the loan without prepayment fee or application of the concessionary rate to the loan with the right to terminate subsequently without prepayment fee. As a result of CSC-UK's ongoing review of its borrowers and its continuing discussions with the OFT, no assurance can be given that the value of CSC-UK's mortgage servicing receivables in the UK will not be further impaired which could have a material adverse effect on the Company's results of operations and financial condition.

      In September 1997, a putative class action lawsuit (the "Ceasar Action") was filed against the Company and two of its officers and directors in the United States District Court for the Eastern District of New York (the "Eastern District") on behalf of all purchasers of the Company's Common Stock during the period from April 1, 1997 through August 15, 1997. Between approximately October 14, 1997 and December 3, 1997, nine additional class action complaints were filed against the same defendants, as well as certain additional Company officers and directors. Four of these additional complaints were filed in the Eastern District and five were filed in the United States District Court for the Southern District of New York (the "Southern District"). On or about October 28, 1997, the plaintiff in the Ceasar Action filed an amended complaint naming three additional officers and directors as defendants. The amended complaint in the Ceasar Action also extended the proposed class period from November 4, 1996 through October 22, 1997. The longest proposed class period of any of the complaints is from April 1, 1996 through October 22, 1997. On or about February 2, 1998, an additional lawsuit brought on behalf of two individual investors, rather than on behalf of a putative class of investors, was filed against the Company and certain of its officers and directors in federal court in New Jersey (the "New Jersey Action").

      In these actions, plaintiffs allege that the Company and its senior officers engaged in securities fraud by affirmatively misrepresenting and failing to disclose material information regarding the lending practices of the Company's UK subsidiary, and the impact that these lending practices would have on the Company's financial results. Plaintiffs allege that a number of public filings and press releases issued by the Company were false or misleading. In each of the putative class action complaints, plaintiffs have asserted violations of Section 10(b) and Section 20(a) of the Exchange Act of 1934. Plaintiffs seek unspecified damages, including pre-judgment interest, attorneys' and accountants' fees, and court costs.

      The complaints filed in the Southern District actions have all been transferred to the Eastern District. On December 5, 1997, the Eastern District plaintiffs filed a motion for appointment of lead plaintiffs and approval of co-lead counsel. The court has not yet ruled on plaintiffs' motion. The Company anticipates that, at a minimum, all of the putative class action complaints will be consolidated with the Ceasar Action in the Eastern District. In addition, plaintiffs in the New Jersey Action have consented to pre-trial consolidation of their case with the class actions currently pending in the Eastern District. Accordingly, on March 25, 1998, the company and its defendant officers and directors filed a motion with the federal Judicial Panel for Multidistrict Litigation, which seeks consolidation of all current and future securities actions, including the New Jersey Action, for pre-trial purposes before Judge Sterling Johnson in the Eastern District.

      In November 1997, Resource Mortgage Banking, Ltd., Covino and Company, Inc. and LuxMac LLC filed against the Company, CSC, and two of the Company's officers and directors in state court in Connecticut an application for a prejudgment remedy. The object of the application for the prejudgment remedy was to obtain a court order granting these plaintiffs prejudgment attachment against assets of the Company and CSC in Connecticut pending resolution of plaintiffs' underlying claims. Plaintiffs proposed to file an 18 count complaint against the defendants seeking $60 million in purported damages that allegedly result from an asserted breach of an alleged five-year oral contract. The proposed complaint also sought injunctive relief, treble damages and punitive damages in an unspecified sum. In February 1998, Judge William B. Lewis orally granted defendants' motion to dismiss on the ground of forum non conveniens and entered a judgment of dismissal. Shortly thereafter, in a memorandum of decision Judge Lewis set forth his reasons for granting the motion to dismiss. Plaintiffs have not filed an appeal of the order of dismissal and their time to do so has expired.

      In February 1998, Resource Mortgage Banking, Ltd., Covino and Company, Inc. and LuxMac LLC filed an action against the Company, CSC, and two of the Company's officers and directors in state court in New York. Plaintiffs' complaint asserts 17 causes of action, including breach of contract, fraud and conversion. Plaintiffs seek $60 million in purported damages that allegedly result primarily from an asserted breach of an alleged five-year oral contract, and also seek injunctive relief, treble damages and punitive damages in an unspecified sum.

      In March 1998, Plaintiffs filed papers seeking to have the New York court direct the Company and CSC to refrain from selling certain assets known as strip, residuals, excess servicing and/or servicing rights and their substantial equivalent having as constituent any mortgage loan exceeding $350,000 generated by the Company or CSC between September 2, 1994, and April 1, 1997, and any mortgage loan exceeding $500,000 generated by the Company or CSC from April 1, 1997, to present. The New York Court has not yet determined whether Plaintiffs are entitled to the relief that they have requested, but has signed a temporary restraining order that, pending the Court's decision on Plaintiffs' motion, requires the Company and CSC to refrain from the specified sales. The time for the Company to respond to the complaint has not expired.

The Company intends to file a motion seeking dismissal of Plaintiffs' claims and also an answer denying all liability.

      In February 1998, a putative class action lawsuit (the "Simpson Action") was filed against the Company in the U.S. District Court for the Northern District of Mississippi (Greenville Division). The Simpson Action is a class action brought under the anti-kickback provisions of Section 8 of the Real Estate Settlement Procedures Act ("RESPA"). The complaint alleges that, on November 19, 1997, plaintiff Laverne Simpson, through the services of Few Mortgage Group ("Few"), a mortgage broker, obtained refinancing for the mortgage on her residence in Greenville, Mississippi. Few secured financing for plaintiff through Cityscape. In connection with the financing, Cityscape is alleged to have paid a premium to Few in the amount of $1,280.00. Plaintiff claims that the payment was a referral fee and duplicative payment prohibited under Section 8 of RESPA. Plaintiff is seeking compensatory damages for the amounts "by which the interest rates and points charges were inflated." Plaintiff also claims to represent a class consisting of all other persons similarly situated, that is, persons (a) who secured mortgage financing from Cityscape through mortgage brokers from an unspecified period to date (claims under Section 8 of RESPA are governed by a one year statute of limitations), and (b) to whose mortgage broker Cityscape paid a fee to the mortgage broker who originated the class member's loan. Plaintiff is seeking to recover compensatory damages, on behalf of the putative class, which is alleged to be "numerous," for the amounts that "the interest rates and points charges were inflated" in connection with each class member's mortgage loan transaction. Cityscape anticipates answering the complaint on April 2, 1998. Plaintiff has not yet moved for class certification. As of March 25, 1998, there had been no ruling on the merits of either plaintiff's individual claim or the claims of the putative class.

      Although no assurance can be given as to the outcome of these lawsuits, the Company believes that the allegations in each of the actions are without merit and that its disclosures were proper, complete and accurate. The Company intends to defend vigorously against these actions and seek their early dismissal. These lawsuits, however, if decided in favor of plaintiffs, could have a material adverse effect on the Company.

      In January 1998, the Company commenced a breach of contract action in the Southern District against Walsh Securities, Inc. ("Walsh"). The action alleges that Walsh breached certain obligations that it owed to the Company under an agreement whereby Walsh sold mortgage loans to the Company. The Company claims damages totaling in excess of $11.9 million. On March 5, 1998, Walsh filed a motion to dismiss or, alternatively, for summary judgment. The Company is currently preparing papers in opposition to Walsh's motion, which papers must be filed by May 4, 1998. After the Company files its opposition, Walsh will have thirty days to reply.

      In August 1997, the Company commenced an action in the Queen's Bench Division of the English High Court against the proprietor and publisher of The Times newspaper, an English national daily, Peter Stothard, the Editor of The Times, and Gavin Lumsden, a journalist employed by The Times. This action is a libel claim and arises from the publication of what the Company believes to be untrue defamatory allegations in an article written by Gavin Lumsden and published in The Times in August 1997. The Company claims damages and requests an injunction against repetition of the defamatory allegations. The Times has stated it will defend the proceedings.

      In October 1996, the Company received a request from the staff of the Securities and Exchange Commission (the "Commission") for additional information concerning the Company's voluntary restatement of its financial statements for the quarter ended June 30, 1996. The Company initially valued the mortgage loans in the J&J Acquisition and the Greyfriars Acquisition at the respective fair values which were estimated to approximate par (or historical book value). Upon the subsequent sale of the mortgage portfolios, the Company recognized the fair value of the mortgage servicing receivables retained and recorded a corresponding gain for the fair value of such mortgage servicing receivables. Upon subsequent review, the Company determined that the fair value of such mortgage servicing rights should have been included as part of the fair value of the mortgage loans acquired as a result of such acquisition. The effect of this accounting change resulted in a reduction in reported earnings of $26.5 million. Additionally, as a result of this accounting change the goodwill initially recorded in connection with such acquisitions was reduced resulting in a reduction of goodwill amortization of approximately $496,000 from the previously reported figure for the second quarter. On November 19, 1996, the Company announced that it had determined that certain additional adjustments relating to the J&J Acquisition and the Greyfriars Acquisition should be made to the financial statements for the quarter ended June 30, 1996. These adjustments reflect a change in the accounting treatment with respect to restructuring charges and deferred taxes recorded as a result of such acquisitions. This caused an increase in the amount of goodwill recorded which resulted in an increase of amortization expense as previously reported in the second quarter of 1996 of $170,692. The Staff of the Securities and Exchange Commission has requested additional information from the Company in connection with the accounting related to the J&J Acquisition and the Greyfriars Acquisition. The Company is supplying such requested information. In mid-October 1997, the Commission authorized its staff to conduct a formal investigation which, to date, has continued to focus on the issues surrounding the restatement of the financial statements for the quarter ended June 30, 1996. The Company is continuing to cooperate fully in this matter.

      In October 1997, the Company received requests from Nasdaq for information regarding the Company's compliance with Nasdaq's listing requirements and corporate governance rules. The Company requested a hearing to review its compliance with the Nasdaq listing requirements and the findings of the Listing Qualifications Staff. In January 1998, the Company received notice from Nasdaq that the Common

Stock would be moved from the Nasdaq National Market to the Nasdaq SmallCap Market effective with the opening of business on January 29, 1998. The Company believes that it meets all of the initial inclusion requirements for listing on The Nasdaq SmallCap Market, with the exception of the $4.00 per share bid price requirement. Nasdaq has adopted new maintenance standards, which become effective on February 23, 1998, requiring a minimum $1.00 per share bid price which the Company's Common Stock currently does not meet. Accordingly, the Nasdaq Listing Qualifications Panel has informed the Company that the securities were moved to The Nasdaq SmallCap Market pursuant to a waiver of the $4.00 per share initial inclusion requirement and an exception to the $1.00 per share maintenance requirement. The exception requires the Company to achieve a bid price of at least $1.00 per share on or before May 22, 1998. There can be no assurance that the Company will be able to meet the terms of such exception. For the duration of the exception, the Company's Nasdaq symbol will be "CTYSC."

      In March 1998, the Company received notice from the Nasdaq Hearing and Review Council (the "Review Council") that it will review the decision of the Nasdaq Listing Qualifications Panel and whether it was appropriate to move the Company to the Nasdaq SmallCap Market. The Review Council stated that it will issue its decision after the NASD Board of Governors has had an opportunity to review the Review Council's decision, which will likely occur at the June NASD Board meeting. There can be no assurance that the Company will be successful in such review. If at some future date the Company's Common Stock should cease to be listed on The Nasdaq SmallCap Market, the Common Stock may be listed on the OTC Bulletin Board. Should the Common Stock be de-listed from the Nasdaq SmallCap Market, it is likely that the liquidity of the Company's securities will be impaired, delays will occur in the processing of purchase and sale transactions in the Common Stock and coverage of the Company by security analysts and the media will be reduced, all of which likely will result in lower prices for the Company's securities than would otherwise prevail.

      As a result of the Company's recent negative operating results, the Company has received inquiries from the New York State Department of Banking regarding the Company's qualifications to continue to hold a mortgage banking license. In connection with such inquiries, the Company was fined $50,000 and has agreed to provide the banking department with specified operating information on a timely basis and to certain restrictions on its business. Although the Company believes it complies with its licensing requirements, no assurance can be given that additional inquiries by the banking department or similar regulatory bodies will not have an adverse effect on the licenses that the Company holds which in turn could have a negative effect on the Company's results of operations and financial condition.

      In addition, the Company is a party to various legal proceedings arising out of the ordinary course of its business. Management believes that none of these ordinary course actions, individually or in the aggregate, will have a material adverse affect on the results of operations or financial condition of the Company.

Item 4. Submission Of Matters To A Vote Of Security Holders

      None.

                                     PART II

Item 5. Market For Registrant's Common Equity And Related Stockholder Matters

      Effective with the opening of business on January 29, 1998, the Company's Common Stock began to trade on the Nasdaq SmallCap Market under the symbol "CTYSC." Previously, the Company's Common Stock traded on the Nasdaq National Market under the symbol "CTYS."

      The following table sets forth the range of high and low trading prices per share for the Common Stock for the periods indicated as reported by Nasdaq and reflects the 100% stock dividend paid by the Company in July 1996.

                                                           High         Low
                                                          ------       -----
              Year ended December 31, 1996:
                First quarter...........................  $17.75       $9.88
                Second quarter..........................   25.63       18.88

                Third quarter...........................   36.00       24.75
                Fourth quarter..........................   29.50       19.00
              Year ended December 31, 1997:
                First quarter...........................   31.50       17.75
                Second quarter..........................   19.94       12.50
                Third quarter...........................   18.38        9.25
                Fourth quarter..........................   10.13        0.34

      As of March 25, 1998, there were 512 stockholders of record of the Company's Common Stock.

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

Recent Sales of Unregistered Securities

      In April 1997, the Company completed the private placement to accredited investors pursuant to Regulation D of the Securities Act of 1933, as amended ("Reg D"), of 5,000 shares of its 6% Convertible Preferred Stock, Series A (the "Series A Preferred Stock"), with a liquidation preference (the "Liquidation Preference") of $10,000 per share, and related five-year warrants to purchase 500,000 shares of Common Stock (the "Series A Warrants") for an aggregate gross consideration of $50.0 million. The Series A Preferred Stock is convertible into shares of Common Stock, subject to redemption rights, at a conversion price equal to the lowest daily sales price of the Common Stock during the four consecutive trading days (or with respect to conversions from December 24, 1997 through the earlier of the tenth day after the effective date of a registration statement or April 24, 1998, 127 calendar days) immediately preceding such conversion, discounted by up to 4% and subject to certain adjustments. See "Item 7 - Liquidity and Capital Resources - Convertible Preferred Stock."

      In September 1997, the Company completed the private placement to accredited investors pursuant to Reg D of 5,000 shares of 6% Convertible Preferred Stock, Series B (the "Series B Preferred Stock"), with a Liquidation Preference of $10,000 per share, and related five-year warrants to purchase 500,000 shares of Common Stock (the "Series B Warrants") for an aggregate gross consideration of $50.0 million. The Series B Preferred Stock is convertible into shares of Common Stock, subject to certain redemption rights and restrictions, at a conversion price equal to the lowest daily sales price of the Common Stock during the four consecutive trading days immediately preceding such conversion, discounted up to 4% and subject to certain adjustments. See "Item 7 - Liquidity and Capital Resources - Convertible Preferred Stock."

Item 6. Selected Financial Data

      The selected consolidated financial data set forth below as of December 31, 1997, 1996, 1995 and 1994 and for the years then ended have been derived from the consolidated financial statements of the Company, of which the balance sheet data at December 31, 1997 and 1996 and the operating results data for the years ended December 31, 1997, 1996 and 1995 have been derived from audited consolidated financial statements and notes thereto included in this Report. The selected consolidated financial data set forth below as of December 31, 1993 and for the year then ended have been derived from the audited consolidated financial statements of CSC. The following data should be read in conjunction with the Consolidated Financial Statements of the Company and Notes thereto and with "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this Report.

                                                                  Company                                CSC (1)
                                            ------------------------------------------------------   -------------
                                                                                                       Year Ended
                                                            Year Ended December 31,                   December 31,
                                            ------------------------------------------------------   -------------
                                                 1997          1996         1995         1994 (2)         1993
                                            -----------    -----------   -----------    ---------      ---------
                                                 (Dollars in thousands, except for share and per share data)
Statement of Operations Data:
  Revenues:
    Gain on sale of loans ...............   $    83,365    $    76,820   $    26,305    $   5,691      $   2,088
     Net unrealized loss on valuation of
       residuals ........................      (148,004)            --            --           --             --
    Mortgage origination income .........         4,849          2,812         2,751        2,551          1,455
    Interest ............................        73,520         24,535         6,110        1,900            536
    Other ...............................        20,302          3,681         1,306        1,032            378
                                            -----------    -----------   -----------    ---------      ---------
         Total revenues .................        34,032        107,848        36,472       11,174          4,457
  Costs and expenses:
    Salaries and benefits ...............        41,089         26,288        10,861        4,280          1,939
    Other costs and expenses ............       129,526         38,360        11,080        5,041          2,195
                                            -----------    -----------   -----------    ---------      ---------
         Total costs and expenses .......       170,615         64,648        21,941        9,321          4,134
  (Loss) earnings from continuing
    operations before extraordinary
    item and income taxes ...............      (136,583)        43,200        14,531        1,853            323
  Income taxes (benefit provision) ......       (18,077)        19,325         6,410        1,450(3)           8
                                            -----------    -----------   -----------    ---------      ---------
  (Loss) earnings from continuing
     operations before
extraordinary item ......................      (118,506)        23,875         8,121          403            315
Discontinued operations:
  (Loss) earnings from discontinued
     operations, net of income tax
     (benefit) provision, net of
     extraordinary item, net of tax .....      (245,906)        26,806         3,750           --             --
   Loss on disposal of discontinued
      operations ........................       (49,940)            --            --           --             --
                                            -----------    -----------   -----------    ---------      ---------
  (Loss) earnings before extraordinary
     item ...............................      (414,352)        50,681        11,871          403            315
  Extraordinary item ....................            --             --          (296)          --             --
                                            -----------    -----------   -----------    ---------      ---------
  Net (loss) earnings ...................      (414,352)        50,681        11,575          403            315
  Preferred stock dividends paid in
    Common Stock ........................           905             --            --           --             --
  Preferred stock - increase in
    Liquidation Preference ..............           917             --            --           --             --
  Preferred stock - beneficial discount .         2,725             --            --           --             --
                                            -----------    -----------   -----------    ---------      ---------
  Net (loss) earnings applicable to
    Common Stock ........................   $  (418,899)   $    50,681   $    11,575    $     403      $     315
                                            ===========    ===========   ===========    =========      =========
  Earnings (loss)  per

    Common share (9):
  Basic:
    Continuing operations before
      Extraordinary item ................   $     (3.70)   $     0.81    $      0.38    $    0.02      $    0.02
    Discontinued operations .............         (7.40)         0.91           0.18
    Disposal of discontinued operations .         (1.50)           --            --
    Extraordinary item ..................            --            --          (0.02)          --             --
                                            -----------    -----------   -----------    ---------      ---------
    Net (loss) earnings .................   $    (12.60)   $     1.72    $      0.54    $    0.02      $    0.02
                                            ===========    ===========   ===========    =========      =========

  Diluted (10):
    Continuing operations before
      extraordinary item ................   $     (3.70)   $      0.78   $      0.34    $    0.02      $     N/A
    Discontinued operations .............         (7.40)          0.88          0.16           --            N/A
    Disposal of discontinued operations .         (1.50)            --           --            --            N/A
    Extraordinary item ..................            --             --         (0.01)          --            N/A
                                            -----------    -----------   -----------    ---------      ---------
    Net (loss) earnings .................   $    (12.60)   $      1.66   $      0.49    $    0.02      $     N/A
                                            ===========    ===========   ===========    =========      =========

  Weighted average number of shares
    Outstanding equivalents:
    Basic ...............................        33,244         29,405        21,244       20,042         20,000
                                            ===========    ===========   ===========    =========      =========
    Diluted .............................        33,244         30,538        23,839       20,561            N/A
                                            ===========    ===========   ===========    =========      =========

                                                           Company                           CSC(1)
                                    ---------------------------------------------------  --------------
                                                          December 31,                     December 31,
                                    ---------------------------------------------------  --------------
                                         1997         1996         1995       1994(2)         1993
                                    -----------  -----------  -----------   -----------  --------------
                                                               (Dollars in thousands)
 Balance Sheet Data:
   Total assets..................   $   398,559  $   673,904  $   138,077   $    21,816  $    13,605
   Mortgage servicing receivables         9,525       50,130        5,567           --            --
   Trading securities(5).........       126,476      103,200       15,571           --            --
   Mortgage loans held for sale,
     net.........................        93,290       88,127       73,852       16,681        10,271
   Investment in discontinued
     operations, net.............        84,232      212,590       26,832           --            --
   Total debt(6).................       507,099      335,479       72,942       16,100        10,165
   Total liabilities.............       575,382      535,072       80,980       18,030        11,207
   Total stockholders' equity
     (deficit)...................      (176,825)     138,832       57,099        3,177         2,398

                                                         Company                             CSC(1)
                                    ---------------------------------------------------  --------------
                                                                                           Year Ended
                                                   Year Ended December 31,                December 31,
                                    ---------------------------------------------------  --------------
                                        1997       1996(7)       1995         1994(2)         1993
                                    -----------  -----------  -----------   -----------  --------------
                                                          (Dollars in thousands)
Operating Statistics:
Loan originations and purchases:
   One- to four-family products..   $  818,023   $ 1,115,959  $   417,864   $  154,410   $  77,586
   Sav*-A-Loan(R)products........      669,119       137,318           --           --          --
   Discontinued products.........      167,890        36,078           --           --          --
                                    ----------   -----------  ------------  ----------   ---------
      Total......................   $1,655,032   $ 1,289,355  $   417,864   $  154,410   $  77,586

Average principal balance per
loan originated and purchased:...   $       56   $        62  $        70   $       77   $      74

Weighted average initial
   loan-to-value ratio(7):               73.6%         72.5%        66.4%        59.7%         --

Loan sales:......................   $1,637,387   $ 1,270,897  $    358,997  $  138,041   $  61,293

Loans serviced(8):...............   $2,590,479   $ 1,519,395  $    386,720  $   56,340          --

Loans 30+ days past due as a
  percentage of serviced portfolio:      11.2%         8.9%          3.9%         3.4%         --

Charge-offs:.....................   $    4,734    $     167   $        52           --          --

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

(6) Includes short-term borrowings due under warehouse facilities. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."
(7)   Excludes the Company's Sav*-A-Loan products and Discontinued Products.
(8) Includes contract servicing operations by the Company. See "Business -- Loans -- Loan Servicing and Collections."
(9) Earnings per share figures for the effected periods reflect the 100% stock dividends paid in September 1995 and July 1996.
(10) For the year ended December 31, 1997, the incremental shares from assumed conversions are not included in computing the diluted per share amounts because their effect would be antidilutive since an increase in the number of shares would reduce the amount of loss per share. Therefore, basic and diluted earnings per share figures are of equal amount.

Item 7. Management's Discussion And Analysis Of Financial Condition And Results Of Operations

      The following discussion should be read in conjunction with the Consolidated Financial Statements of the Company and accompanying notes for the years ended December 31, 1997, 1996 and 1995. The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements which involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors including, but not limited to, risks related to the completion of a sale of its UK operation, the ability to access loan warehouse or purchase facilities in amounts, if at all, necessary to fund the Company's loan production, the successful execution of loans sales in the whole loan sales market, the ability of the Company to successfully restructure its balance sheet, the initiatives to streamline the Company's operations, the ability too of the Company to retain an adequate number and mix of its employees, legal proceedings and other matters discussed in Item 3 of this report, adverse economic conditions, competition and other risks detailed from time to time in the Company's SEC reports. The Company undertakes no obligation to release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of anticipated or unanticipated events.

General


Discontinued Operations

      As a result of liquidity constraints, the Company adopted a plan in March 1998 to sell the assets of CSC-UK. CSC-UK focuses on lending to individuals who are generally unable to obtain mortgage financing from conventional UK sources such as banks and building societies because of impaired or unsubstantiated credit histories and/or unverifiable income, or who otherwise choose not to seek financing from such conventional lenders. CSC-UK originated loans in the UK through a network of independent mortgage brokers and, to a lesser extent, through direct marketing to occupants of government-owned residential properties in the UK.

      Accordingly, the operating results of CSC-UK and it subsidiaries have been segregated from continuing operations and reported as a separate line item on the Company's financial statements. In addition, net assets of CSC-UK have been reclassified on the Company's financial statements as investment in discontinued operations. The Company has restated its prior financial statements to present the operating results of CSC-UK as a discontinued operation.

      As a result of revisions to the terms of certain of CSC-UK's loans as required by the OFT, CSC-UK has recognized in the fourth quarter of 1997 an impairment in the value of its mortgage servicing receivables of $106.2 million and has written off unamortized goodwill of $52.7 million and $32.4 million of unamortized commitment fee recorded in connection with its UK acquisitions. See
Item 3 for a discussion regarding the OFT.

      On March 31, 1998, the Company announced that it had entered into definitive agreements with Ocwen for the sale of substantially all of the businesses and assets, and certain liabilities of the UK operations of CSC-UK. The acquisition includes the purchase of CSC-UK's whole loan portfolio, securitized loan residuals and loan origination and servicing businesses for a price of approximately (pound) 285 million, subject to adjustment as of closing based on an agreed upon formula (currently estimated to result in an upward or downward adjustment of approximately (pound) 5 million). Closing, which is anticipated to occur in April 1998, is subject to satisfaction of a number of conditions, including obtaining rating agency consents and various substitutions in connection with the transfer of the securitized residual and related servicing rights (which will require the consents of the trustees of several securitizations). As a result, there can be no assurance that the transaction will be consummated.

      As a result of the Company's adoption of a plan to institute the UK Sale, the Company's net interest in its UK discontinued operations represents expected proceeds of $102.2 million, net of accrued losses of $18.0 million. Expected costs related to the disposal of UK discontinued operations of $16.4 million is included in accounts payable and other liabilities at December 31, 1997.

      UK Facilities. In March 1996, CSC-UK entered into a mortgage loan purchase agreement with Greenwich International Ltd. (together with its affiliates, "Greenwich") effective as of January 1, 1996 (the "UK Greenwich Facility"). Pursuant to the UK Greenwich Facility, with certain exceptions, CSC-UK sells all of the loans it originates to Greenwich which must buy such loans. CSC-UK and/or Greenwich will subsequently resell these loans through whole loan sales or securitizations. This agreement expires on December 31, 2015. CSC-UK paid a fee to Greenwich in connection with the UK Greenwich Facility in the aggregate amount of $38.0 million, which was being amortized over the life of the agreement. During the first quarter of 1998, Greenwich indicated to the Company that the Company could not access the UK Greenwich Facility pursuant to its terms, and no assurance could be given that the Company would be able to access it at any time in the future. Due to the uncertainty of the Company's ability to access the UK Greenwich Facility in the future, the Company determined that it was necessary to write off the unamortized portion of the prepaid commitment fee to Greenwich resulting in a charge of $32.4 million during the fourth quarter of 1997.

      In February 1998, CSC-UK, Mortgage Management Limited, a wholly-owned subsidiary of CSC-UK ("MML"), and Greenwich entered into a loan facility (the "MML Facility"). The MML Facility makes available (i) a term loan in an amount of (pound)187.0 million and (ii) a revolving credit facility in an amount of (pound)35.0 million. Amounts outstanding under the MML facility bear interest at the rate of LIBOR plus 200 basis points and mature at the earlier to occur of
(i) 180 days from the date of the advance or (ii) December 30, 1998. Funds advanced under the term loan and (pound)21.0 million of the revolving credit facility are to finance the purchase of mortgage loans previously sold to Greenwich under the UK Greenwich Facility. The balance of the revolving credit facility is available to CSC-UK and certain affiliates to finance the origination and purchase of mortgage loans. As of March 13,1998, MML has drawn (pound) 24.0 million under the revolving credit facility of the MML Facility to finance the origination and purchase of mortgage loans, leaving (pound) 11.0 million available for future originations and purchases.

      Restructuring. The Company has announced a number of initiatives, including having retained Bear Stearns to explore strategic alternatives for the Company. These initiatives include the disposal of loans through whole loan sales, the sale of interest-only and residual certificates and increased focus on the Company's higher margin lines of business. The Company has announced that it has begun implementing a restructuring plan that includes streamlining and downsizing its operations. The Company is reducing its workforce and has closed its branch operations in Virginia, significantly reduced its correspondent originations for the foreseeable future and exited its conventional lending business. The Company expects to record a restructuring charge of $2.6 million in the first quarter of 1998.

      In addition, the Company has retained CIBC Oppenheimer Corp. ("CIBC") to explore strategic alternatives. CIBC is advising the Company with respect to strategic alternatives including the restructuring, refinancing, recapitalizition or reorganization of the Company and exploration of the sale of all or part of the Company's UK business. No assurance can be given that the Company will be successful in pursuing strategic alternatives or in implementing any of its initiatives. Furthermore, even if the Company is successful in implementing its strategic alternatives and initiatives, no assurance can be given as to the effect of any such success on the Company's results of operations or financial condition.

Overview

      The Company is a consumer finance company engaged in the business of originating, purchasing, selling and servicing mortgage loans secured by one- to four-family residences. The majority of the Company's loans are made to owners of single family residences who use the loan proceeds for such purposes as debt consolidation and financing of home improvements and educational expenditures, among others. The Company is licensed or registered to do business in 46 states and the District of Columbia.

      The Company primarily generates income from gain on sale of loans recognized from premiums on loans sold through whole loan sales to institutional purchasers, interest earned on loans held for sale, excess mortgage servicing receivables, origination fees received as part of the loan application process and fees earned on loans serviced. Historically, the Company also recognized gain on sale of loans sold through securitizations. Recently, however, the Company has redirected its efforts to actively pursue the sale of its loans through whole loan sales rather than through securitizations. By employing whole loan sales, the Company is better able to manage its cash flow as compared to disposition of loans through securitizations. Whole loan sales represented all of the Company's loan sales during 1994, but with the Company's prior emphasis on the sale of loans through securitizations, had represented 31.7%, 5.8% and 24.8%, respectively, of all loan sales in 1997, 1996 and 1995. The Company anticipates that substantially all of its loan production volume will be sold through whole loan sales in 1998. Whole loan sales, unlike loan sales through securitization, are immediately cash flow positive but produce lower margins and, therefore, will negatively impact the Company's earnings.

      Gain on sale of loans includes the present value of the differential between the interest rate payable by an obligor on a loan over the interest rate passed through to the purchaser acquiring an interest in such loan, less applicable recurring fees, including the costs of credit enhancements and trustee fees. For the prior three fiscal years, gain on sale of loans also included gain on securitization representing the fair value of the interest-only and residual certificates that the Company received upon the sale of loans through securitizations which are reflected as trading securities. During 1997, 1996 and 1995, gain on sale of loans constituted approximately 45.8% (excluding a net unrealized loss on valuation of residuals of $148.0 million), 71.2% and 72.1%, respectively, of total revenues.

Loan Originations and Purchases

      The following table highlights certain selected information relating to the origination and purchase of loans by the Company during the periods shown.

                         Loan Origination and Purchases

                                                        For the Year Ended December 31,
                                                -------------------------------------------
                                                     1997           1996           1995
                                                ------------   ------------    ------------
 Loan originations and purchases:
    Core Products:
      Independent mortgage brokers              $    392,330   $    364,168    $   291,907
      Correspondent Loan Acquisition Program         425,693        572,484        125,957
                                                ------------   ------------    ------------
        Total Core Products................          818,023        936,652        417,864
     Sav*-A-Loan(R) Products:
      Independent mortgage brokers                   429,126         97,753             --
      Correspondent Loan Acquisition Program         239,993         39,565             --
                                                ------------   ------------    ------------
        Total Sav*-A-Loan(R)Products........         669,119        137,318
    Discontinued Products..................          167,890         86,321             --
    Bulk purchases.........................               --        129,064             --
                                                ------------   ------------    ------------
      Total originations and purchases.....     $  1,655,032    $ 1,289,355    $   417,864
                                                ============    ===========    ===========
 Weighted average interest rate:
    Core Products..........................            11.2%          11.8%          11.9%
    Sav*-A-Loan(R)Products..................           14.0%          14.4%             --
    Discontinued Products..................             9.0%          10.5%          12.8%

    Bulk purchases.........................               --          12.0%            ---
 Overall weighted average interest rate....            12.0%          12.0%          11.9%
 Weighted average initial loan-to-value
    ratio(1)...............................             73.6           72.5           66.4
 Percentage of loans secured by first mortgages:
    Core Products..........................            91.7%          94.0%          89.0%
    Sav*-A-Loan(R)Product...................            1.4%           0.8%             --

----------
(1) Excludes the Company's Sav*-A-Loan(R) products and Discontinued Products. The loan-to-value ratio of a loan secured by a first mortgage is determined by dividing the amount of the loan by the appraised value of the mortgaged property at origination. The loan-to-value ratio of a loan secured by a second mortgage is determined by taking the sum of the loans secured by the first and second mortgages and dividing by the appraised value of the mortgaged property at origination.

      The Company increased its loan originations and purchases in 1997 to $1.7 billion from $1.3 billion in 1996. The average principal balance of the Company's loans for 1997 was $55,910 as compared to $61,801 in 1996. This decrease was due primarily to a larger percentage of the Company's originations consisting of Sav*-A-Loan(R) product, which typically has a lower principal balance than Core Product originations. Primarily due to a reduction in the Correspondent Loan Acquisition Program and the discontinuation of many of the loan products previously offered by the Company, the Company anticipates that its loan production volume will be substantially lower in 1998 than in 1997.

      The Company's originations of Core Products from brokers increased in 1997 to $392.3 million from $364.2 million in 1996, representing an increase of $28.1 million (or 7.7%). This increase reflects the Company's geographic expansion and its increased emphasis on attracting and maintaining broker relationships. The Company's Correspondent Loan Acquisition Program for Core Products substantially decreased in 1997 to $425.7 million from $572.5 million in 1996, representing a decrease of $146.8 million (or 25.6%). This reflects management's decision to focus its efforts on the more profitable and less cash intensive broker business.

      The Company's originations of Sav*-A-Loan(R) products from brokers increased in 1997 to $429.1 million from $97.8 million in 1996, representing an increase of $331.3 million (or 339.0%). Additionally, the Company's Correspondent Loan Acquisition Program for Sav*-A-Loan(R) product increased $200.4 million (506.1%) to $240.0 million in 1997 from $39.6 million in 1996.
These results reflect a full year of Sav*-A-Loan(R) originations, as compared to only a partial year in 1996, as well as the Company's efforts to expand both its broker and correspondent Sav*-A-Loan(R) business.

      The weighted average coupon of Core Products decreased to 11.2% in 1997 from 11.8% in 1996. Additionally, the Sav*-A-Loan(R) product weighted average coupon has decreased to 14.0% in 1997 from 14.4% in 1996. These decreases result from increased competition within the financial services industry and the interest rate environment.

Loan Sales

      The Company sells, without recourse, virtually all of the loans it originates in loan sales through whole loan sales. See "Item 1 -- Loans-- Loan Sales." During 1997, 1996 and 1995, the Company sold $1.6 billion, $1.3 billion and $359.0 million of loans, respectively, of which $518.4 million, $73.5 million and $105.8 million, respectively, were sold in whole loan sales. Gains on the sale of loans through securitizations and into loan purchase facilities were $75.3 million, $75.1 million and $17.6 million, or 41.3%, 69.6% and 48.1% of the Company's total revenues in 1997, 1996 and 1995, respectively. Gains on whole loan sales represented 4.5%, 1.6% and 22.8% of the Company's total revenues in 1997, 1996 and 1995, respectively. The Company expects that it will sell substantially all of its loans through whole loan sales for the foreseeable future. Whole loan sales, unlike loan sales through securitization, are immediately cash flow positive but produce lower margins and, therefore, will negatively impact the Company's earnings.

      During 1997, 1996 and 1995, gains on loan sales totaled $83.4 million (5.1% weighted average gain), $76.8 million (6.0% weighted average gain) and $26.3 million (7.3% weighted average gain), respectively.

Loan Servicing

      Prior to 1994, the Company typically sold loans with servicing rights released. In 1997, 1996 and 1995, however, the Company retained the servicing rights for approximately 75.1%, 98.4% and 74.2%, respectively, of the loans it sold. The Company anticipates that it will continue to sell whole loans on a servicing released basis. As of December 31, 1997, the Company was servicing 47,020 loans with an aggregate principal balance of $2.6 billion, representing a 73.3% increase over an aggregate principal balance of $1.5 billion serviced as of December 31, 1996. Revenue generated from loan servicing amounted to 0.9% (excluding $148.0 million of net unrealized losses), 2.6% and 2.0% of total revenues for 1997, 1996 and 1995, respectively. The servicing portfolio was reduced to $1.8 billion during the first two months of 1998 primarily as a result of the sale of the 1997-A, 1997-B and 1997-C securitizations and the associated servicing rights and the sale through whole loan sales with servicing released of loans originated in 1997 but sold in 1998. The Company anticipates selling substantially all of its loan production through whole loan sales with servicing released. Also, the Company may sell interest-only and residual certificates with the associated servicing rights. As a result of these factors, as well as loan prepayments and defaults on existing loans, the Company anticipates that the size of the servicing portfolio will continue to decrease in the future.

      In January 1998, the Company retained Ocwen, an established leader in the management and resolution of underperforming loans, as a special loan servicer to sub-service the Company's 90-day-plus delinquent loans. The Company delivers such non-performing loans to Ocwen on an ongoing basis. The Company transferred to Ocwen 993 non-performing loans with an aggregate unpaid principal balance of $66.4 million. In the future, the Company expects to sell its loans as whole loans with servicing released.

      The following table provides data on delinquency experience and REO properties for the Company's serviced portfolio (excluding loan balances under contract servicing agreements). Because the Company has only expanded into the business of loan servicing during 1994, the Company's serviced portfolio was relatively unseasoned in 1995. Accordingly, during 1997 and 1996 the Company experienced an increase in total delinquencies as a percentage of the serviced portfolio as a result of the seasoning of the serviced portfolio. No assurances, however, can be given as to the Company's future delinquency experience.

                                                             As of December 31,
                              ----------------------------------------------------------------------------
                                         1997                      1996                     1995
                              -------------------------  -----------------------  ------------------------
                                               % of                      % of                      % of
                               Dollars in    Serviced    Dollars in    Serviced    Dollars in    Serviced
                                Thousands    Portfolio    Thousands    Portfolio    Thousands    Portfolio
                              -----------    ---------- -----------    ---------  -----------    ---------
Serviced portfolio........    $2,231,519      100.0%     $1,470,344     100.0%    $ 311,649       100.0%
                              ----------      ------     ----------     -------   ---------       ------
Delinquencies:
   30-59 days delinquent..    $   65,063        2.9%     $   54,733        3.7%   $   5,479         1.8%
   60-89 days delinquent..        30,479        1.4          19,733        1.4        1,580         0.5
   90 days or more
     delinquent...........        27,808        1.3         24,8004        1.7        4,968         1.6
                              ----------      ------     ----------     -------   ---------       ------
     Total delinquencies..    $  123,350        5.6%     $   99,266        6.8%   $  12,027         3.9%
                              ==========      ======     ==========     =======   =========       ======
Defaults:
   Bankruptcies...........    $   25,131        1.1%     $    4,269        0.3%   $      --            %
   Foreclosures...........       100,901        4.5          27,689        1.9           --          --
                              ----------      ------     ----------     -------   ---------       ------
     Total Defaults.......    $  126,032        5.6      $   31,958        2.2    $      --          --%
                              ==========      ======     ==========     =======   =========       ======
REO property..............    $    8,549        0.4%     $    1,328        0.1%   $     141          --%
                              ==========      ======     ==========     =======   =========       ======
Charge-Offs...............    $    4,734        0.2%     $       36         --    $      --          --%
                              ==========      ======     ==========     =======   =========       ======

Impact of Year 2000

      Many existing software programs use only two digits to identify the year in the date field. If such programs are not corrected, date data concerning the Year 2000 could cause many computer applications to fail or generate erroneous results. The Company's information systems are networked and client server based. The Company believes that all of its information processing infrastructure, from the desktop computers to the servers including the network, desktop and applications server operating systems are Year 2000 compliant. Although the Company believes it will not suffer any interruption of service or impairment of functionality, if such interruption or impairment were to occur, it could have a material adverse effect on the Company's results of operations and financial condition. There can be no assurance that such impairment or interruption will not occur.

      The Company's loan servicing computer operations are performed by CPI. CPI provides the Company with quarterly updates regarding CPI's progress and schedule for Year 2000 compliance. If such compliance is not achieved in a timely manner, the Year 2000 issue could have a material adverse effect on the servicing operations conducted by the Company and, as a result, have a material adverse effect on the results of operations and the financial condition of the Company.

Results Of Operations

Year Ended December 31, 1997 Compared to Year Ended December 31, 1996

      Total revenues decreased $73.8 million or 68.5% to $34.0 million in 1997 from $107.8 million in 1996. This decrease was due primarily to a net unrealized loss on valuation of residuals of $148.0 million during 1997, offset by increased gain on sale of loans of $6.6 million, increased interest income of $49.0 million resulting primarily from an increase in intercompany income from CSC-UK, and a gain on sale of available-for-sale securities of $18.0 million.

      Gain on sale of loans increased $6.6 million or 8.6% to $83.4 million in 1997 from $76.8 million in 1996. The increase was due to increased volume of loan sales at lower average gains ($1.6 billion of loan sales at a weighted average gain of 5.1% in 1997 as compared to $1.3 billion of loan sales at a weighted average gain of 6.0% in 1996). The lower average gain on sale of loans recognized in 1997 was due primarily to lower margins from correspondent loans, as well as a higher percentage of the Company's loan originations and purchases being sold as whole loan sales to enhance the Company's liquidity position. Whole loans sales result in lower margins than loans sold in securitizations, but are immediately cash flow positive. The Company expects that it will sell the majority of its loans through whole loan sales and therefore expects to continue to recognize lower net margins in the future.

      During 1997, the Company recognized an unrealized loss on valuation of residuals of $148.0 million. This unrealized loss consists of $89.8 million of losses on its home equity residuals, $35.9 million on its Sav*-A-Loan(R) residuals and $22.3 million on its mortgage servicing receivables. At December 31, 1997, the Company determined the fair value of its home equity residuals based upon the net realizable value as implied by the first quarter 1998 sale of certain of its home equity residuals and recorded net unrealized losses of $89.8 million. The unrealized loss related to the Sav*-A-Loan(R) residuals reflects the Company's change in the assumptions used to value such residuals as follows: the discount rate was increased to 15% from 12%; constant prepayment speed was increased to 16.8% from 14% after the twelfth month; and the default rate was increased to a weighted average of 306 basis points per annum from a weighted average default rate of 175 basis points per annum. The Company valued its mortgage servicing receivables on a net realizable value assuming a liquidation price based upon the value implied by the servicing rights sold in conjunction with the January 1998 home equity residual sale.

      Mortgage origination income increased $2.0 or 71.4% to $4.8 million in 1997 from $2.8 million in 1996. This increase was due primarily to higher originations during 1997 partially offset by lower fees earned on the Company's broker originations. It is anticipated that the Company's origination fees as a percentage of loans originated will continue to decrease in the future.

      Interest income increased $49.0 million or 200.0% to $73.5 million in 1997 from $24.5 million in 1996. This increase was due primarily to the increased intercompany note interest charged on a higher average note balance with CSC-UK from $149.3 million at December 31, 1996 to $309.3 million at December 31, 1997, as well as interest earned on a higher average balance of mortgage loans held for sale balance resulting from increased loan production volume in excess of loans sold during the period.

      Other income increased $16.6 million or 448.6% to $20.3 million in 1997 from $3.7 million in 1996. This increase was due primarily to the inclusion of $18.0 million of gain on the sale of IMC Mortgage Company ("IMC") Common Stock owned by the Company. The increase was offset by the decrease in servicing income of $1.2 million or 42.9% to $1.6 million in 1997 from $2.8 million in 1996. The Company expects servicing income to continue to decrease in the future primarily due to the continued attrition of the loans that were sold with servicing retained prior to the Company's adoption of SFAS No. 122, "Accounting for Mortgage Servicing Rights."

      Total expenses increased $106.0 million or 164.1% to $170.6 million in 1997 from $64.6 million in 1996. This increase was due primarily to increased salaries, selling expenses and operating expenses related to increased loan origination and purchase volume during 1997. Excluding the net unrealized loss on valuation of residuals, total expenses as a percentage of total revenues increased to 93.7% in 1997 from 59.9% in 1996. As a result of streamlining efforts begun by the Company during the first quarter of 1998, the Company expects total expenses to decrease in the future.

      Salaries and benefits increased $14.8 million or 56.3% to $41.1 million in 1997 from $26.3 million in 1996. This increase was due primarily to increased staffing levels to 838 US employees at December 31, 1997 compared to 638 employees at December 31, 1996, with an average of 844 employees for the year of 1997. This increase in average employees resulted from the growth in loan production volume and geographic expansion and increased loans serviced. As a result of the Company's restructuring and streamlining efforts, the number of employees has decreased to 577 at March 15, 1998.

      Interest expense increased $53.4 million or 308.7% to $70.7 million in 1997 from $17.3 million in 1996. This increase was due primarily to increased interest expense related to $300.0 million of Senior Notes issued in May 1997 as well as the increased balance of loans held pending sale during 1997, resulting from the increased loan production volume during 1997. Also included in interest expense for the year ended December 31, 1997 is a one-time charge of $4.7 million related to the $14.0 million induced conversion of the Convertible Debentures in April 1997.

      Selling and other expenses increased $25.7 million or 125.4% to $46.2 million in 1997 from $20.5 million in 1996. This increase was due primarily to increased other operating expenses of $23.9 million or 131.3% to $42.1 million in 1997 from $18.2 million in 1996 resulting from increased professional fees, travel and entertainment and occupancy costs incurred to support the increased loan production volume. Additionally, the increase was due to increased selling costs of $1.8 million or 78.3% to $4.1 million in 1997 from $2.3 million in 1996 as a result of increased loan production volume in 1997 as compared to 1996.

      Provision for loan losses of $12.6 million was recorded for the year ended December 31, 1997 as compared to $532,396 for the year ended December 31, 1996. This increase was due primarily to an increased balance of mortgages held for investment resulting from increased loan production volume during 1997.

     Income tax benefit (expense) changed from an expense of $19.3 million in 1996 to an income tax benefit of $18.1 million in 1997 due to pretax losses of $136.6 million. The 1997 tax benefit was reduced due to a valuation reserve established in 1997 due to the uncertainty of the Company's ability to continue as a going concern.

      The Company recorded a loss from continuing operations of $118.5 million for the year ended December 31, 1997 as compared to earnings from continuing operations of $23.9 million for the year ended December 31, 1996. This loss was primarily due to the Company recognizing a net unrealized loss on valuation of residuals of $148.0 million during 1997 as well as increased total expenses during 1997 and lower average gains.

      The Company recorded a loss from discontinued operations of $245.9 million for the year ended December 31, 1997 as compared to earnings from discontinued operations of $26.8 million for the year ended December 31, 1996. This loss from discontinued operations in 1997 was due primarily to a valuation adjustments related to the OFT initiatives and the write-off of unamortized goodwill and commitment fees. See " - Discontinued Operations."

     The Company adopted a plan in March 1998 to sell the assets of CSC-UK. As a result, the Company recorded a $49.9 million loss on disposal of discontinued operations.

      The Company recorded a net loss applicable to common stock of $418.9 million for the year ended December 31, 1997 as compared to net earnings applicable to common stock of $50.7 million in 1996. This loss was due primarily to the loss from discontinued operations of $245.9 million, the $148.0 million net unrealized loss on the valuation of residuals, as well as the loss on the disposal of discontinued operations of $49.9 million.

Year Ended December 31, 1996 Compared to Year Ended December 31, 1995

      Total revenues increased $71.3 million or 195.3% to $107.8 million in 1996 from $36.5 million in 1995. This increase was due primarily to higher gains on sale of loans resulting from the increased loan origination and purchase volume and volume of loans sold compared to the prior period and increased interest income resulting from higher average balances of loans held for sale, as well as increased discount accretion recognized on higher average balances of mortgage servicing receivables.

      Gain on sale of loans increased $50.5 million or 192.0% to $76.8 million in December 31, 1996 from $26.3 million in 1995. The increase was due primarily to increased volume of loan sales at lower average gains ($1.3 billion of loan sales at a weighted average gain of 6.0% in 1996 as compared to $359.0 million of loan sales at a weighted average gain of 7.3% in 1995). The lower average gain on sale of loans recognized in 1996 was due primarily to the lower average margins from bulk purchases which occurred during the second quarter of 1996, lower margins from correspondent loans, as well as lower margins from changes in interest rates during the second quarter of 1996.

      Mortgage origination income increased $60,733 or 2.2% to $2.8 million in 1996 from $2.7 million in 1995. This increase was due primarily to the increase in loan production volume to $1.3 billion in 1996 from $417.9 million in 1995, partially offset by lower average origination fees earned.

      Interest income increased $18.4 million or 301.6% to $24.5 million in 1996 from $6.1 million in 1995. This increase was due primarily to the increased balance of loans held for sale during 1996 resulting from the increased loan production volume in excess of loans sold during the period, as well as interest income resulting from the accretion of the discount recorded on mortgage servicing receivables.

      Other income increased $2.4 million or 184.6% to $3.7 million in 1996 from $1.3 million in 1995. This increase was due primarily to increased servicing income of $2.1 million or 281.4% to $2.8 million in 1996 from $731,862 in 1995. This increased income was due primarily to an increase in the average balances of loans serviced to $933.6 million in 1996 from $140.3 million in 1995. Additionally, earnings from partnership interest increased $272,211 or 56.5% to $754,000 in 1996 from $481,789 in 1995. This increase was due primarily to increased earnings recognized from the equity interest in IMC during 1996. In June 1996, IMC converted from partnership to corporate form and effected a public offering of its common stock. As a result of the offering, the Company's interest in IMC is no longer accounted for under the equity method of accounting, whereby the Company recognized its relative portion of the partnership's earnings as revenues, but rather as available-for-sale securities in accordance with SFAS No. 115.

      Total expenses increased $42.7 million or 195.0% to $64.6 million in 1996 from $21.9 million in 1995. This increase was due primarily to increased salaries, selling expenses and operating expenses related to increased loan production volume during 1996. Total expenses as a percentage of total revenues decreased to 59.9% in 1996 from 60.0% in 1995.

      Salaries and benefits increased $15.4 million or 141.3% to $26.3 million in 1996 from $10.9 million in 1995. This increase was due primarily to increased staffing levels to 638 employees at December 31, 1996 compared to 264 employees at December 31, 1995 resulting from the growth in loan production volume and geographic expansion and increased loans serviced.

      Interest expense increased $12.8 million or 284.4% to $17.3 million in 1996 from $4.5 million in 1995. This increase was due primarily to the interest costs associated with the $143.8 million of Convertible Debentures issued during the second quarter of 1996, as well as an increased balance of loans held pending sale during 1996, resulting from the increased loan production volume during 1996.

      Selling and other expenses increased $14.0 million or 215.4% to $20.5 million in 1996 from $6.5 million in 1995. This increase was due primarily to the increased loan production volume during 1996 as compared to 1995.

      Earnings from continuing operations before extraordinary item increased $15.8 million or 195.1% to $23.9 million in 1996 from $8.1 million in 1995. This increase was due primarily to increased revenues resulting from an increase in loan production volume and volume of loans sold during 1996 as the Company expanded its geographic base to 42 states and the District of Columbia and further penetrated existing markets.

      Earnings from discontinued operations increased $23.0 million or 605.3% to $26.8 million in 1996 from $3.8 million in 1995. This increase was due primarily to increased revenues resulting from an increase in UK loan origination and purchase volume and volume of loans sold during 1996.

      Net earnings increased $39.1 million or 337.1% to $50.7 million in 1996 from $11.6 million in 1995. This growth in net earnings was due primarily to increased revenues resulting from an increase in loan production volume and volume of loans sold during 1996 as the Company expanded its geographic base to 42 states and the District of Columbia and further penetrated existing markets.

Financial Condition

December 31, 1997 Compared to December 31, 1996

      Cash and cash equivalents increased $2.1 million or 481.3% to $2.6 million at December 31, 1997 from $446,285 at December 31, 1996.

      Securities purchased under agreements to resell represent US Treasury securities borrowed from the repo desk of a counterparty to facilitate the delivery of US Treasury securities sold short as part of the Company's strategy to manage interest rate risk on loan originations. There were no securities purchased under agreements to resell at December 31, 1997 as compared to $154.2 million at December 31, 1996 due to the closing of all open positions. The Company no longer employs this strategy because it typically holds loans pending whole loan sales for less time than it holds loans pending sale through securitization.

      Available-for-sale securities in the amount of $14.6 million were recorded as an asset at December 31, 1996 as a result of the Company's equity interest in IMC. During 1997, the Company sold its equity interest in IMC for net proceeds of $18.0 million. Prior to June 1996, the Company had recorded a 9.1% limited partnership interest in IMC. Available-for-sale securities were reported on the Company's statement of financial condition at fair market value with any corresponding change in value reported as an unrealized gain or loss (if assessed to be temporary) as an element of stockholders' equity after giving effect for taxes.

      Mortgage servicing receivables decreased $40.6 million or 81.0% to $9.5 million at December 31, 1997 from $50.1 million at December 31, 1996. This decrease was due primarily to a $22.3 million valuation adjustment during 1997, the securitization of pools of mortgages that had $34.6 million of mortgage servicing receivables associated with such loans and amortization of $3.4 million. These decreases were offset by the recognition of $19.6 million of mortgage servicing receivables primarily resulting from loans sold with servicing retained during the first three quarters of 1997.

      Trading securities, which consist of interest-only and residual certificates, increased $23.3 million or 22.6% to $126.5 million at December 31, 1997 from $103.2 million at December 31, 1996. This increase was due to the $1.1 billion of US securitizations completed during 1997, offset by valuation adjustments of $125.7 million.

      Mortgage loans held for sale, net increased $5.2 million or 5.9% to $93.3 million at December 31, 1997 from $88.1 million at December 31, 1996. This increase was due primarily to the volume of loans originated exceeding loan sale volume in 1997.

      Mortgage loans held for investment, net increased $1.3 million or 25.0% to $6.5 million at December 31, 1997 from $5.2 million at December 31, 1996. This increase was due primarily to the Company's increased loan production volume. As a percentage of total assets, mortgage loans held for investment increased to 1.7% at December 31, 1997 from 0.8% at December 31, 1996.

      Other assets decreased $1.3 million or 4.5% to $27.3 million at December 31, 1997 from $28.6 million at December 31, 1996. This decrease was due primarily to a $14.9 million decrease in loans receivable - subwarehousing at December 31, 1997, partially offset by a $9.2 million increase in deferred debt issuance costs related to the issuance of $300.0 million Senior Notes.

      Investment in discontinued operations, net decreased $128.4 million or 60.4% to $84.2 million at December 31, 1997 from $212.6 million at December 31, 1996. This decrease was due primarily to the impact of the OFT guidelines resulting in an impairment in the value of CSC-UK's mortgage servicing receivables of $106.2 million and the write-off of unamortized goodwill of $52.7 million and commitment fees of $32.4 million.

      Warehouse financing facilities outstanding increased $5.2 million or 7.2% to $77.5 million at December 31, 1997 from $72.3 million at December 31, 1996. This increase was due primarily to the increased origination and purchase volume in excess of the volume of loans sold as reflected in the increase in mortgages held for sale, net.

      Securities sold but not yet purchased represent US Treasury securities sold short as part of the Company's strategy to manage interest rate risk on loan originations. There was no balance at December 31, 1997 as compared to $152.9 million at December 31, 1996 due to the closing of all open positions.

      Accounts payable and other liabilities increased $36.2 million or 133.1% to $63.4 million at December 31, 1997 from $27.2 million at December 31, 1996. This increase was due primarily $16.4 million of accrued expenses related to the sell of CSC-UK as well as increased escrow balances associated with the increased servicing portfolio and increased accrued professional fees.

      Allowance for losses decreased $5.5 million or 54.5% to $4.6 million at December 31, 1997 from $10.1 million at December 31, 1996. This decrease was due primarily to the securitization of pools of mortgages previously recorded as mortgage servicing receivables. Upon securitization of such loans, the allowance for loss is embedded in the value of the trading security rather than classified as a separate liability.

      Notes and loans payable totaled $300.0 million at December 31, 1997 representing the Senior Notes as compared to $111.5 million at December 31, 1996 which represented $100.0 million outstanding under a senior secured facility, $6.5 million of advances under the US Greenwich Facility (as defined below) and a $5.0 million term loan with The First National Bank of Boston. The $111.5 million outstanding at December 31, 1996 was repaid in May 1997 with proceeds from the $300.0 million Senior Notes.

      A stockholders' deficit of $176.8 million was recorded at December 31, 1997 as compared to stockholders' equity of $138.8 million at December 31, 1996. This deficit was primarily the result of a net loss of $414.4 million for the year ended December 31, 1997, as well as $4.5 million of preferred stock dividends, offset by $98.0 million of net proceeds received from the 1997 issuance of preferred stock and $18.2 million from the induced conversion of the Convertible Debentures.

Liquidity And Capital Resources

      The Company's business requires substantial cash to support its operating activities. The Company's principal cash requirements include the funding of loan production, payment of interest expenses, operating expenses and income taxes. The Company uses its cash flow from whole loan sales, loans sold through securitizations, loan origination fees, processing fees, net interest income and borrowings under its loan warehouse and purchase facilities to meet its working capital needs. The Company's business requires continual access to short- and long-term sources of debt. There can be no assurance that existing lines of credit can be extended or refinanced or that funds generated from operations will be sufficient to satisfy obligations. In October 1997, the Company announced that it was exploring strategic alternatives for the Company's ability to continue as a going concern. The Company believes that its future success is dependent upon its ability to (i) complete a sale of its UK operation, (ii) access loan warehouse or purchase facilities, (iii) successfully sell loans in the whole loan sales market, (iv) restructure its balance sheet, (v) streamline its operations and (vi) retain an adequate number and mix of its employees. No assurance can be given that the Company will be able to achieve these results. The Company must successfully implement a number of initiatives to generate cash (such as the use of whole loan sales which, unlike loan sales through securitizations, are immediately cash flow positive from the cash premium paid at the time of sale, but will produce lower margins and, therefore, will negatively impact the Company's earnings). Other potential initiatives include the sale for cash of the Company's home equity interest-only and residual interests. The implementation of any of these or other liquidity initiatives is likely to have a negative impact on the Company's profitability. The Company's liquidity is dependent upon its continued access to funding sources and can be negatively affected by a number of factors including conditions in the whole loan sale market and the Company's ability to sell certain assets. No assurances can be given as to such continued access or the occurrence of such factors Absent successful implementation of the Company's liquidity initiation, the Company's current sources of liquidity are not adequate to meet the Company's liquidity needs. In addition, the Company will be required to restructure its balance sheet in the near term in order to meet its longer term liquidity needs. There can be no assurance that the CSC-UK Sale will be consummated or that the Company will be successful in such restructuring.

      The Company has operated, and expects to continue to operate, on a negative cash flow basis. During 1997, 1996 and 1995, the Company used net cash in continuing operations of approximately $124.7 million, $105.9 million, and $70.3 million, respectively. Additionally, in 1996 and 1995, the Company used $3.5 million and $277,041, respectively, in investing activities. During 1997, the Company was provided $30.2 million of cash from investing activities, primarily the sale of available-for-sale securities and mortgages held for sale. The Company's sale of loans through securitizations has resulted in a gain on sale of loans through securitizations recognized by the Company. The recognition of this gain on sale has a negative impact on the cash flow of the Company because significant costs are incurred upon closing of the transactions giving rise to such gain and the Company is required to pay income taxes on the gain on sale in the period recognized, although the Company does not receive the cash representing the gain until later periods as the related loans are repaid or otherwise collected. During 1997, 1996 and 1995, the Company received cash from financing activities of $273.9 million, $255.5 million and $73.5 million, respectively. During 1997, 1996 and 1995, the Company used net cash in discontinued operations of $177.3 million, $149.3 million and $262,654 million, respectively.

      The Company is required to comply with various operating covenants as defined in the agreements described below. The covenants include restrictions, on among other things, the ability to (i) incur or suffer the existence of indebtedness, (ii) incur or suffer to exist liens or other encumbrances on certain assets, (iii) to engage in dissolutions, consolidations, reorganizations, mergers, sales, transfers of assets or certain changes of control, (iv) incur or suffer to exist any lease obligations on real or personal property, (v) engage in sale-leaseback transactions, (vi) declare, pay or set apart funds for dividends, distributions or the acquisition of capital stock, or redeem, repurchase or otherwise acquire for value the capital stock of the Company, CSC or certain affiliates, (vii) make investments, loans or purchase or otherwise acquire an interest in another Person, (viii) engage in derivatives or hedging transactions, (ix) assume, guarantee or become directly or contingently responsible for the obligations of another Person, (x) enter into transactions with any affiliate, (xi) make bulk purchases of mortgage loans, (xii) forgive indebtedness, (xiii) create subsidiaries, (xiv) limit the transfer of property or assets, the payment of dividends or the lending of funds among affiliates, and (xv) change its line of business. The description above of the covenants contained in the Company's credit facilities and other sources of funding does not purport to be complete and is qualified in its entirety by reference to the actual agreements, which are filed by the Company with the Commission and can be obtained from the Commission. The continued availability of funds provided to the Company under these agreements is subject to the Company's continued compliance with these covenants. In addition, the Notes, the Convertible Debentures, the Series A Preferred Stock and the Series B Preferred Stock permit the holders of such securities to require the Company to purchase such securities upon a change of control (as defined in the respective Indenture or Certificate of Designations, as the case may be).

      In October 1997, Moody's lowered its rating of the Company's Notes (as defined below) to Caa1 and of the Company's Convertible Debentures (as defined below) to Caa3. Also, in October 1997, S&P lowered its ratings of the Company's Notes and long-term counterparty credit to CCC. S&P's ratings remain on "CreditWatch" with developing implications. These reductions in the ratings of the Company's debt will likely increase the Company's future borrowing costs.

Credit Facilities

      Greenwich Warehouse Facility. In January 1997, the Company entered into a secured warehouse credit facility with Greenwich Capital Financial Products, Inc., an affiliate of Greenwich Capital Markets, Inc. (referred to herein, including any affiliates as "Greenwich") to provide a $400.0 million warehouse facility under which the Company borrows funds on a short-term basis to support the accumulation of loans prior to sale (the "Greenwich Facility"). Advances under the Greenwich Facility bore interest at a rate of LIBOR plus 150 basis points (7.34% at December 31, 1997). The Greenwich Facility is secured by certain residual securities pledged by the Company. This facility was terminated on December 31, 1997, at which time the Company and Greenwich entered into an extension agreement through April 30, 1998 (as amended, the "Extension Agreement"). The Extension Agreement provides for a maximum credit line of $100.0 million, subject to adjustment by Greenwich, at an interest rate of LIBOR plus 200 basis points and a fee of 0.25% of the aggregate principal balance of loans to be paid to Greenwich in connection with any sale, securitization of any other transfer to any third party of loans funded under this agreement. As of March 26, 1998, $24.8 was outstanding under this arrangement. There can be no assurance that CSC can extend the term of the Greenwich Facility or obtain any replacement financing beyond April 30, 1998.

      CIT Warehouse Facility. On February 3, 1998, CSC entered into a revolving credit facility with The CIT Group/Equipment Financing, Inc. (the "CIT Facility") to finance CSC's origination and purchase of mortgage loans, the repayment of certain indebtedness and, subject to certain limits, other general corporate purposes. The CIT Facility is guaranteed by the Company, and bears interest at the prime rate plus 50 basis points. Pursuant to the CIT Facility, CSC has available a secured revolving credit line in an amount equal to the lesser of (i) $30.0 million or (ii) a commitment calculated as a percentage (generally 80% or 85%) of the mortgage loans securing the CIT Facility. The CIT Facility is also subject to sublimits on the amount of certain varieties of mortgage loan products that may be used to secure advances thereunder. In addition, the CIT Facility is secured by a pledge of 65% of the capital stock of CSC-UK and certain residual securities pledged by the Company. The CIT Facility terminates on February 3, 2000. As of March 26, 1998, the outstanding balance on the CIT Facility was $4.7 million.

Loan Sales

      The Company disposes of loans through whole loan sales which are immediately cash flow positive. In 1997, 1996 and 1995, the Company sold $518.4 million, $73.5 million and $105.8 million, respectively, in whole loan sales, accounting for 31.7%, 5.6% and 24.8% of all loan sales in the respective periods.

      The Company uses overcollateralization accounts as a means of providing credit enhancement for its securitizations. This mechanism slows the flow of cash to the Company and causes some or all of the amounts otherwise distributable to the Company as cash flow in excess of amounts payable as current interest and principal on the securities issued in its securitizations to be deposited in an overcollateralization account for application to cover certain losses or to be released to the Company later if not so used. This temporary or permanent redirection of such excess cash flows reduces the present value of such cash flows, which are the principal component of the gain on the sale of the securitized loans recognized by the Company in connection with each securitization. See "-- General -- Loan Sales."

      The Company has derived a significant portion of its income by recognizing gains upon the sale of loans through securitizations based on the fair value of the interest-only and residual certificates that the Company receives upon the sale of loans through securitizations and on sales into loan purchase facilities. In loan sales through securitizations, the Company sells loans that it has originated or purchased to a trust for a cash purchase price and interests in such trust consisting of interest-only regular interest and the residual interest which are represented by the interest-only and residual certificates. The cash purchase price is raised through an offering by the trust of pass-through certificates representing regular interests in the REMIC trust. Following the securitization, the purchasers of the pass-through certificates receive the principal collected and the investor pass-through interest rate on the principal balance, while the Company recognizes as current revenue the fair value of the interest-only and residual certificates.

      Since it adopted SFAS No. 122, "Accounting for Mortgage Servicing Rights" in October 1995, the Company recognizes as an asset the capitalized value of mortgage servicing rights (including normal servicing and other ancillary fees) as a mortgage servicing receivable based on their fair values. The fair value of these assets is determined based on various economic factors, including loan types, sizes, interest rates, dates of origination, terms and geographic locations. The Company also uses other available information applicable to the types of loans the Company originates and purchases (giving consideration to such risks as default and collection) such as reports on prepayment rates, interest rates, collateral value, economic forecasts and historical default and prepayment rates of the portfolio under review. The Company estimates the expected cash flows that it will receive over the life of a portfolio of loans. These expected cash flows constitute the excess of the interest rate payable by the obligors of loans over the interest rate passed through to the purchaser, less applicable recurring fees and credit losses. The Company discounts the expected cash flows at a discount rate that it believes is consistent with the required risk-adjusted rate of return to an independent third party purchaser of the interest-only and residual certificates or mortgage servicing receivables. As of December 31, 1997, the Company's balance sheet reflected the fair value of interest-only and residual certificates and mortgage servicing receivables of $126.5 million and $9.5 million less an allowance for losses of $4.6 million, respectively.

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

Convertible Debentures

      In May 1996, the Company issued $143.8 million of 6% Convertible Subordinated Debentures due 2006 (the "Convertible Debentures"), convertible at any time prior to redemption or maturity, at the holder's option, into shares of the Company's Common Stock at a conversion price of $26.25, subject to adjustment. The Convertible Debentures may be redeemed, at the option of the Company, in whole or in part, at any time after May 15, 1999 at predetermined redemption prices together with accrued and unpaid interest to the date fixed for redemption. The coupon at 6% per annum, is payable semi-annually on each May 1 and November 1, having commenced November 1, 1996. The terms of the indenture governing the Convertible Debentures do not limit the incurrence of additional indebtedness by the Company, nor do they limit the Company's ability to make payments such as dividends.

      In April 1997, the Company induced the conversion of $14.0 million aggregate principal amount of its Convertible Debentures resulting in the issuance upon conversion of 533,332 shares of the Common Stock (at a conversion price of $26.25 per share) pursuant to the terms of the Convertible Debentures. To induce conversion, the Company issued an additional 342,708 shares of Common Stock and paid the holders of the induced Convertible Debentures $420,000 in cash. In the second quarter of 1997, these transactions resulted in the reduction of Convertible Debentures by $14.0 million, a charge to interest expense of $4.7 million related to the fair market value of the 342,708 inducement shares ($4.3 million) and the cash payment and an increase in stockholders' equity of $18.2 million due to the issuance of the conversion shares and the inducement shares. The net effect of these transactions was an increase of $13.6 million to stockholders' equity in the second quarter of 1997. During 1997, an aggregate of $14.1 million of

Convertible Debentures had been converted into Common Stock, including the induced conversion described above. As of March 6, 1998, there were $129.6 million of Convertible Debentures outstanding.

Senior Notes

      In May 1997, the Company issued $300.0 million aggregate principal amount of 12 3/4% Senior Notes due September 1, 2004 in a private placement. Such Notes are not redeemable prior to maturity except in limited circumstances. The coupon at 12 3/4% per annum, is payable semi-annually on each June 1 and December 1, having commenced December 1, 1997. In September 1997, the Company completed the exchange of such Notes for a like principal amount of 12 3/4% Series A Senior Notes due 2004 (the "Notes") which have the same terms in all material respects, except for certain transfer restrictions and registration rights.

Convertible Preferred Stock

      In April 1997, the Company completed the private placement of 5,000 shares of its 6% Convertible Preferred Stock, Series A (the "Series A Preferred Stock"), with an initial liquidation preference (the "Liquidation Preference") of $10,000 per share, and related five-year warrants (the "Series A Warrants") to purchase 500,000 shares of Common Stock with an exercise price of $20.625 per share. Dividends on the Series A Preferred Stock are cumulative at the rate of 6% of the Liquidation Preference per annum payable quarterly. Dividends are payable, at the option of the Company, (i) in cash, (ii) in shares of Common Stock valued at the closing price on the day immediately preceding the dividend payment date or (iii) by increasing the Liquidation Preference in an amount equal to and in lieu of the cash dividend payment.

      During 1997, preferred stock dividends of $904,531 were paid to the holders of the Series A Preferred Stock in the form of 67,863 shares of the Common Stock. For the December 31, 1997 dividend, the Company elected to add an amount equal to the dividend to the Liquidation Preference of the Series A Preferred Stock in lieu of payments of such dividend. The new Liquidation Preference is $10,150 per share. During 1997, there was also recognition of the effect of a beneficial conversion feature related to the Series A Preferred Stock of $1.1 million.

      The Series A Preferred Stock is redeemable at the option of the Company at a redemption price equal to 120% of the Liquidation Preference under certain circumstances. The Series A Preferred Stock is convertible into shares of Common Stock, subject to redemption rights, at a conversion price equal to the lowest daily sales price of the Common Stock during the four consecutive trading days (or with respect to conversions from December 24, 1997 through the earlier of the tenth day after the effective date of a registration statement or April 24, 1998, 127 calendar days) immediately preceding such conversion, discounted by up to 4% and subject to certain adjustments.

      As of March 6, 1998, an aggregate of 4,328 shares of the Series A Preferred Stock had been converted (672 shares remain outstanding) into an aggregate of 10,570,119 shares of Common Stock. As of March 6, 1998, all Series A Warrants were outstanding.

      In September 1997, the Company completed the private placement of 5,000 shares of 6% Convertible Preferred Stock, Series B (the "Series B Preferred Stock"), with an initial Liquidation Preference of $10,000 per share, and related five-year warrants (the "Series B Warrants") to purchase 500,000 shares of Common Stock with an exercise price per share equal to the lesser of (i) $14.71 or (ii) 130% of the average closing sales prices over the 20 trading day period ending on the trading day immediately prior to the first anniversary of the original issuance of the Series B Warrants. Dividends on the Series B Preferred Stock are cumulative at the rate of 6% of the Liquidation Preference per annum payable quarterly. Dividends are payable, at the option of the Company, (i) in cash, (ii) in shares of Common Stock valued at the closing price on the day immediately preceding the dividend payment date or (iii) by increasing the Liquidation Preference in an amount equal to and in lieu of the cash dividend payment.

      The first dividend payment date was December 31, 1997. For this dividend, the Company elected to add an amount equal to the dividend to the Liquidation Preference of the Series B Preferred Stock in lieu of payment of such dividend. The new Liquidation Preference is $10,177. During 1997, there was also recognition of the effect of a beneficial conversion feature related to the Series B Preferred Stock of $1.6 million.

      The Series B Preferred Stock is redeemable at the option of the Company at a redemption price equal to 120% of the Liquidation Preference under certain circumstances. In addition, the Series B Preferred Stock is redeemable at a redemption price equal to 115% of the Liquidation Preference upon notice of, or the announcement of the Company's intent to engage in a change of control event, or, if such notice or announcement occurs on or after March 14, 1998, the redemption price will equal 125% of the Liquidation Preference. The Series B Preferred Stock is convertible into shares of Common Stock, subject to certain redemption rights and restrictions, at a conversion price equal to the lowest daily sales price of the Common Stock during the four consecutive trading days immediately preceding such conversion, discounted up to 4% and subject to certain adjustments.

      As of March 6, 1998, an aggregate of 377 shares of Series B Preferred Stock had been converted (4,623 shares remain outstanding) into an aggregate of 6,281,295 shares of Common Stock. As of March 6, 1998, all Series B Warrants were outstanding.

      In addition, pursuant to the terms of the Company's Series A Preferred Stock and the Company's Series B Preferred Stock (together the "Preferred Stock"), the Company is required to continue the listing or trading of the Common Stock on the Nasdaq National Market or certain other securities exchanges. As a result of the delisting of the Common Stock from the Nasdaq National Market, (i) the conversion restrictions that apply to the Series B Preferred Stock are lifted (prior to delisting, no more than 50% of the 5,000 shares of Series B Preferred Stock initially issued could be converted) and (ii) the conversion period is increased to 15 consecutive trading days and the conversion discount is increased to 10% (prior to delisting the conversion price was equal to the lowest daily sale s price of the Common Stock during the four consecutive trading days immediately preceding conversion, discounted by up to 5.5%). In addition, as a result of the delisting of the Common Stock and during the continuance of such delisting, (i) the dividend rate is increased to 15% and
(ii) the Company is obligated to make monthly cash payments to the holders of the Preferred Stock equal to 3% of the $10,000 liquidation preference per share of the Preferred Stock, as adjusted, provided that if the Company does not make such payments in cash, such amounts will be added to the Liquidation Preference. Based on the market price of the Common Stock as of March 6,1998, the Company did not have available a sufficient number of authorized but unissued shares of Common Stock to permit the conversion of all of the shares of the Preferred Stock.

      The description above of the covenants contained in the Company's credit facilities and other sources of funding does not purport to be complete and is qualified in its entirety by reference to the actual agreements, which are filed by the Company with the Commission and can be obtained from the Commission. The continued availability of funds provided to the Company under these agreements is subject to the Company's continued compliance with these covenants. In addition, the Notes, the Convertible Debentures, the Series A Preferred Stock and the Series B Preferred Stock permit the holders of such securities to require the Company to purchase such securities upon a change of control (as defined in the respective Indenture or Certificate of Designations, as the case may be).

Accounting Considerations

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


Item 8.  Financial Statements and Supplementary Data


                         Index to Financial Statements

                                                                        Page
                                                                       ------


Cityscape Financial Corp. Financial Statements:

   Report of Independent Auditors by KPMG Peat Marwick LLP.........     47

   Report of Independent Auditors by BDO Stoy Hayward,
     Registered Auditors...........................................     48

   Consolidated Statements of Financial Condition at December 31,
     1997 and 1996.................................................     49

   Consolidated Statements of Operations for the years ended
    December 31, 1997, 1996 and 1995...............................     50

   Consolidated Statements of Stockholders' Equity for the years
     ended December 31, 1997, 1996 and 1995........................     51

   Consolidated Statements of Cash Flows for the years ended
     December 31, 1997, 1996 and 1995..............................     52

   Notes to Consolidated Financial Statements......................     53

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Cityscape Financial Corp.:

      We have audited the accompanying consolidated statements of financial condition of Cityscape Financial Corp. and Subsidiary (the "Company") as of December 31, 1997 and 1996 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the years in the three-year period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the 1995 financial statements of City Mortgage Corporation Limited, a wholly-owned subsidiary, which statements reflect total revenues constituting 26 percent of the Company's total revenue for the year ended December 31, 1995. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for City Mortgage Corporation Limited, is based solely on the report of the other auditors.

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

      In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 1996, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 1996 in conformity with generally accepted accounting principles.

      The accompanying 1997, 1996 and 1995 consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered a significant net loss for the year ended December 31, 1997, and has a net capital deficiency as of December 31, 1997. At December 31, 1997, these circumstances raise substantial doubt about the entity's ability to continue as a going concern. Management's plans in regard to these matters are also described in
Note 1. The 1997 financial statements do not include any adjustments that might result from the outcome of this uncertainty.

      Because of the significance of the uncertainty discussed in the preceding paragraph, we are unable to express, and we do not express, an opinion on the accompanying 1997 financial statements.

                                                     KPMG Peat Marwick LLP
New York, New York
March 31, 1998

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

BDO STOY HAYWARD
Chartered Accountants
  and Registered Auditors
London
27 March 1996

                            CITYSCAPE FINANCIAL CORP.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                                  December 31,
                                                                        -----------------------------
                                                                              1997             1996
                                                                        -----------------------------

ASSETS
  Cash and cash equivalents                                             $   2,594,163   $     446,285
  Cash held in escrow                                                      24,207,517      12,762,992
  Securities purchased under agreements to resell                                  --     154,176,608
  Available-for-sale securities                                                    --      14,618,194
  Mortgage servicing receivables                                            9,524,535      50,130,313
  Trading securities                                                      126,475,656     103,199,936
  Mortgage loans held for sale, net                                        93,290,024      88,127,184
  Mortgages held for investment, net                                        6,530,737       5,206,618
  Equipment and leasehold improvements, net                                 6,058,206       4,062,037
  Investment in discontinued operations, net                               84,232,000     212,589,597
  Income taxes receivable                                                  18,376,574              --
  Other assets                                                             27,267,770      28,584,620
                                                                        -------------   -------------
Total assets                                                            $ 398,557,182   $ 673,904,384
                                                                        =============   =============

LIABILITIES
  Warehouse financing facilities                                        $  77,479,007   $  72,262,291
   Securities sold but not yet purchased                                           --     152,862,526
  Accounts payable and other liabilities                                   63,427,810      27,216,650
  Allowance for losses                                                      4,555,373      10,062,614
  Income taxes payable                                                        300,000       9,451,099
  Standby financing facility                                                       --       7,966,292
  Notes and loans payable                                                 300,000,000     111,520,719
  Convertible subordinated debentures                                     129,620,000     143,730,000
                                                                        -------------   -------------
Total liabilities                                                         575,382,190     535,072,191
                                                                        -------------   -------------

STOCKHOLDERS' EQUITY (DEFICIT)
  Preferred stock, $.01 par value, 10,000,000 shares authorized;
    5,295 shares issued and  outstanding at December 31, 1997;
    Liquidation Preference - Series A Preferred Stock, $10,150 per
    share; Series B Preferred Stock, $10,177 per share                             53              --
  Common stock, $.01 par value;  100,000,000 shares authorized;
    47,648,738 and  29,649,133 issued at December 31, 1997
    and 1996, respectively                                                    476,487         296,491
  Treasury stock, 70,000 shares at December 31, 1997, at cost                (175,000)             --
  Additional paid-in capital                                              175,477,104      57,782,609
  Unrealized gain on available-for-sale securities, net of taxes                   --       8,328,950
  Retained earnings (accumulated deficit)                                (352,603,652)     72,424,143
                                                                        -------------   -------------
Total stockholders' equity (deficit)                                     (176,825,008)    138,832,193
                                                                        -------------   -------------

COMMITMENTS AND CONTINGENCIES
Total liabilities and stockholders' equity (deficit)                    $ 398,557,182   $ 673,904,384
                                                                        =============   =============

          See accompanying notes to consolidated financial statements.

                            CITYSCAPE FINANCIAL CORP.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                    For the Year Ended December 31,
                                                           ------------------------------------------------
                                                                 1997               1996           1995
                                                           ------------------------------------------------
Revenues
  Gain on sale of loans                                     $  83,365,502       $ 76,820,290   $ 26,304,663
  Net unrealized loss on valuation of residuals              (148,004,447)                --             --
  Interest                                                     73,520,473         24,535,115      6,110,258
  Mortgage origination income                                   4,848,613          2,811,534      2,750,801
  Other                                                        20,301,883          3,680,938      1,305,980
                                                            -------------       ------------   ------------
Total revenues                                                 34,032,024        107,847,877     36,471,702
                                                            -------------       ------------   ------------
Expenses
  Salaries and employee benefits                               41,088,956         26,287,642     10,861,363
  Interest expense                                             70,689,198         17,279,836      4,505,893
  Selling expenses                                              4,136,812          2,337,544      1,737,246
  Other operating expenses                                     42,085,275         18,210,714      4,836,741
  Provision for loan losses                                    12,614,269            532,396             --
                                                            -------------       ------------   ------------
Total expenses                                                170,614,510         64,648,132     21,941,243
                                                            -------------       ------------   ------------
  (Loss) earnings from continuing operations before
    income taxes and extraordinary item                      (136,582,486)        43,199,745     14,530,459
  Income tax (benefit) provision                              (18,076,574)        19,324,460      6,410,078
                                                            -------------       ------------   ------------
  (Loss) earnings from continuing operations before
    extraordinary item                                       (118,505,912)        23,875,285      8,120,381
Discontinued operations:
  (Loss) earnings from discontinued operations, net
    of income tax (benefit) provision of
    ($37,188,000), $15,102,974 and $2,105,155 and
    net of extraordinary item of $425,000                    (245,906,000)        26,805,597      3,750,227
  Loss on disposal of discontinued operations                 (49,939,996)                --             --
                                                            -------------       ------------   ------------
  (Loss) earnings before extraordinary item                  (414,351,908)        50,680,882     11,870,608
Extraordinary item:
  Loss from extinguishment of debt, net of taxes                       --                 --       (295,943)
                                                            -------------       ------------   ------------
Net (loss) earnings                                          (414,351,908)        50,680,882     11,574,665
Preferred stock dividends paid in common stock                    904,531                 --             --
Preferred stock - increase in liquidation preference              917,530                 --             --
Preferred stock - beneficial discount                           2,725,000                 --             --
                                                            -------------       ------------   ------------
Net (loss) earnings applicable to common stock              $(418,898,969)      $ 50,680,882   $ 11,574,665
                                                            =============       ============   ============

Earnings (loss) per common share(1):
  Basic
    (Loss) earnings from continuing operations
       before extraordinary item                            $       (3.70)      $       0.81   $       0.38
    (Loss) earnings from discontinued operations                    (7.40)              0.91           0.18
    Loss on disposal of discontinued operations                     (1.50)                --             --
    Extraordinary item                                                 --                 --          (0.02)
                                                            -------------       ------------   ------------
  Net (loss) earnings                                              (12.60)      $       1.72   $       0.54
                                                            =============       ============   ============

  Diluted(2)
    (Loss) earnings from continuing operations
       before extraordinary item                            $       (3.70)      $       0.78   $       0.34
    (Loss) earnings from discontinued operations                    (7.40)              0.88           0.16
    Loss on disposal of discontinued operations                     (1.50)                --             --
    Extraordinary item                                                 --                 --          (0.01)
                                                            -------------       ------------   ------------
  Net (loss) earnings                                       $      (12.60)      $       1.66   $       0.49
                                                            =============       ============   ============

  Weighted average number of common shares outstanding(1):
    Basic                                                      33,244,212         29,404,557     21,243,536
                                                            =============       ============   ============
    Diluted                                                    33,244,212(2)      30,537,991     23,838,617
                                                            =============       ============   ============

(1) EPS figures for the effected periods reflect the 100% stock dividends paid in September 1995 and July 1996.
(2) For the year ended December 31, 1997, the incremental shares from assumed conversions are not included in computing the diluted per share amounts because their effect would be antidilutive since an increase in the number of shares would reduce the amount of loss per share. Therefore, basic and diluted EPS figures are the same amount.

          See accompanying notes to consolidated financial statements.

                            CITYSCAPE FINANCIAL CORP.
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
              For the Years Ended December 31, 1997, 1996 and 1995

                                                       Preferred Shares         Common Shares(1)
                                                    --------------------    -------------------------     Additional
                                                      Number                   Number                      Paid-in
                                                    of Shares    Amount      of Shares       Amount       Capital(1)
                                                    ---------   -------     -----------    ----------   -------------
Balance at December 31, 1994                            --      $   --       20,214,980    $  202,149   $   2,571,130
  Issuance of common stock                              --          --        5,085,752        50,858      20,680,513
  UK Acquisition                                        --          --        3,600,000        36,000      21,586,500
  Foreign currency translation adjustment,
     net of taxes                                       --          --               --            --              --
  Net earnings                                          --          --               --            --              --
                                                     -----      ------       ----------    ----------   -------------
Balance at December 31, 1995                            --          --       28,900,732       289,007      44,838,143
  Unrealized gain on available-for-sale
   securities, net of taxes                             --          --               --            --              --
  Issuance of common stock                              --          --          101,039         1,010         672,246
  J & J Acquisition                                     --          --          548,000         5,480       9,789,164
  Greyfriars Acquisition                                --          --           99,362           994       2,483,056
  Foreign currency translation adjustment,
     net of taxes                                       --          --               --            --              --
  Net earnings                                          --          --               --            --              --
                                                     -----      ------       ----------    ----------   -------------
Balance at December 31, 1996                            --          --       29,649,133       296,491      57,782,609
  Issuance of common stock                              --          --          204,288         2,043         829,864
  Induced conversion of convertible
    subordinated debentures                             --          --          876,040         8,760      18,170,749
  Issuance of preferred stock                       10,000         100               --            --      97,958,497
  Conversion of preferred stock                     (4,705)        (47)      16,851,414       168,514        (168,467)
  Preferred stock dividends paid in
   common stock                                         --          --           67,863           679         903,852
  Changes in unrealized gain on available-
   for-sale securities, net of taxes                    --          --               --            --              --
  Purchase of treasury stock                            --          --          (70,000)           --              --
  Foreign currency translation adjustment,
     net of taxes
  Net loss                                              --          --               --            --              --
                                                     -----      ------       ----------    ----------   -------------
Balance at December 31, 1997                         5,295      $   53       47,578,738    $  476,487   $ 175,477,104
                                                     =====      ======       ==========    ==========   =============

                                                                    Retained
                                                                    Earnings
                                                    Unrealized     Accumulated        Treasury
                                                       Gain         (Deficit)           Stock           Total
                                                   -----------    -------------     ------------   --------------
Balance at December 31, 1994                        $       --    $     403,459     $        --    $   3,176,738
  Issuance of common stock                                  --               --              --       20,731,371
  UK Acquisition                                            --               --              --       21,622,500
  Foreign currency translation adjustment,
     net of taxes                                           --           (6,219)             --           (6,219)
  Net earnings                                              --       11,574,665              --       11,574,665
                                                    ----------    -------------      -----------    -------------
Balance at December 31, 1995                                --       11,971,905              --       57,099,055
  Unrealized gain on available-for-sale
   securities, net of taxes                          8,328,950               --              --        8,328,950
  Issuance of common stock                                  --               --              --          673,256
  J & J Acquisition                                         --               --              --        9,794,644
  Greyfriars Acquisition                                    --               --              --        2,484,050
  Foreign currency translation adjustment,
     net of taxes                                           --        9,771,356              --        9,771,356
  Net earnings                                              --       50,680,882              --       50,680,882
                                                    ----------    -------------      -----------    -------------
Balance at December 31, 1996                         8,328,950       72,424,143              --      138,832,193
  Issuance of common stock                                  --               --              --          831,907
  Induced conversion of convertible
    subordinated debentures                                 --               --              --       18,179,509
  Issuance of preferred stock                               --               --              --       97,958,597
  Conversion of preferred stock                             --               --              --               --
  Preferred stock dividends paid in
   common stock                                             --         (904,531)             --               --
  Changes in unrealized gain on available-
   for-sale securities, net of taxes                (8,328,950)              --              --       (8,328,950)
  Purchase of treasury stock                                --               --        (175,000)        (175,000)
  Foreign currency translation adjustment,
     net of taxes                                                    (9,771,356)                      (9,771,356)
  Net loss                                                  --     (414,351,908)             --     (414,351,908)
                                                    ----------    -------------      -----------    -------------
Balance at December 31, 1997                        $       --    $(352,603,652)     $  (175,000)   $(176,825,008)
                                                    ==========    =============      ===========    =============

(1) All amounts have been restated to reflect the 100% stock dividends paid in September 1995 and July 1996.

          See accompanying notes to consolidated financial statements.

                            CITYSCAPE FINANCIAL CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                             For the Year Ended December 31,
                                                                  -----------------------------------------------------
                                                                         1997               1996              1995
                                                                  -----------------------------------------------------
Cash flows from operating activities:
  (Loss) earnings from continuing operations                      $  (118,505,912)   $    23,875,285    $     8,120,381
    Adjustments to reconcile net earnings from continuing
     operations to net cash used in continuing operations:
     Depreciation and amortization                                      2,846,394          3,110,200            176,738
     Income taxes payable                                             (27,527,673)         5,251,091         (2,904,746)
     Earnings from partnership interest                                        --           (753,663)          (481,789)
     Unrealized gain on securities                                             --           (429,688)                --
     Decrease (increase) in mortgage servicing receivables             40,605,778        (42,432,634)        (5,195,625)
     Increase in trading securities                                   (23,275,720)       (87,628,481)       (15,571,455)
     Provision for losses                                              12,614,269          7,931,660                 --
     Net purchases (sales) of securities under agreement
       to resell                                                      154,176,608       (153,796,920)                --
     (Repayment of) proceeds from securities sold
       but not yet purchased                                         (152,862,526)       152,862,526                 --
     Proceeds from sale of mortgages                                1,637,387,344      1,270,897,455        358,997,000
     Mortgage origination funds disbursed                          (1,655,191,573)    (1,289,354,776)      (417,864,000)
     Other, net                                                         5,061,521          4,590,793          4,400,528
                                                                  ---------------    ---------------    ---------------
Net cash used in continuing operating activities                     (124,671,490)      (105,877,152)       (70,322,968)
                                                                  ---------------    ---------------    ---------------
Net cash used in discontinued operating activities                   (177,259,754)      (149,317,683)          (262,654)
                                                                  ---------------    ---------------    ---------------
Net cash used in operating activities                                (301,931,244)      (255,194,835)       (70,585,622)
                                                                  ---------------    ---------------    ---------------
Cash flows from investing activities:
  Proceeds from equipment sale & lease-back financing                   1,776,283                 --                 --
  Purchases of equipment                                               (5,134,122)        (4,578,368)          (705,515)
  Proceeds from sale of mortgages held for investment                  15,248,227                 --                 --
  Proceeds from sale of available-for-sale securities                  18,288,999                 --                 --
  Net distributions from partnership                                           --          1,099,488            428,474
                                                                  ---------------    ---------------    ---------------
Net cash provided by (used in) investing activities                    30,179,387         (3,478,880)          (277,041)
                                                                  ---------------    ---------------    ---------------

Cash flows from financing activities:
  Increase in warehouse facility                                        5,216,716             91,745         54,810,450
  (Decrease) increase in standby financing facility                    (7,966,292)         7,194,931                 --
  Proceeds from notes and loan payable                                 49,000,000        144,520,719                 --
  Repayment of notes and loans payable                               (161,405,843)       (33,000,000)                --
  Proceeds from issuance of preferred stock                            98,249,950                 --                 --
  Proceeds from issuance of convertible subordinated debentures                --        136,060,800                 --
  Proceeds (redemption) of subordinated debentures                             --                 --         (2,000,000)
  Net proceeds from issuance of common stock                              221,296            653,256         20,731,371
  Purchase of treasury stock                                             (175,000)                --                 --
  Net proceeds from issuance of senior notes                          290,758,908                 --                 --
                                                                  ---------------    ---------------    ---------------
Net cash provided by financing activities                             273,899,735        255,521,451         73,541,821
                                                                  ---------------    ---------------    ---------------

Net increase (decrease) in cash and cash equivalents                    2,147,878         (3,152,264)         2,679,158
  Cash and cash equivalents at beginning of the year                      446,285          3,598,549            919,291
                                                                  ---------------    ---------------    ---------------
  Cash and cash equivalents at end of the year                    $     2,594,163    $       446,285    $     3,598,449
                                                                  ===============    ===============    ===============

Supplemental disclosure of cash flow information:
  Income taxes paid during the year:
     Continuing operations                                        $     5,904,507    $    14,699,560    $     9,049,002
     Discontinued operations                                              767,335          5,012,017                 --
  Interest paid during the year:
     Continuing operations                                        $    57,194,601    $    11,625,526    $     6,601,382
     Discontinued operations                                              867,394          1,231,438            104,293

          See accompanying notes to consolidated financial statements.

                            CITYSCAPE FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1997, 1996 and 1995

1. Organization and Recent Events

Organization

      Cityscape Financial Corp. ("Cityscape" or the "Company") is a consumer finance company that, through its wholly-owned subsidiary, Cityscape Corp. ("CSC"), engages in the business of originating, purchasing, selling and servicing mortgage loans secured primarily by one- to four-family residences. The majority of the Company's loans are made to owners of single family residences who use the loan proceeds for such purposes as debt consolidation, financing of home improvements and educational expenditures, among others. In the US, the Company is licensed or registered to do business in 46 states and the District of Columbia. The Company commenced operations in the United Kingdom in May 1995 with the formation of City Mortgage Corporation Limited ("CSC-UK"), an English corporation that originates, sells and services loans in England, Scotland and Wales in which the Company initially held a 50% interest and subsequently purchased the remaining 50% (see Note 2). CSC-UK had no operations and no predecessor operations prior to May 1995. In March 1998, the Company's Board of Directors adopted a plan to sell the operations of CSC-UK (See Note 2).

      The Company's consolidated financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and the liquidation of liabilities and commitments in the normal course of business. The Company's operations for 1997 have consumed substantial amounts of cash and have generated significant net losses which have reduced stockholders' equity to a deficit of $176.8 million at December 31, 1997. The Company is unable to access the capital markets, which negatively affects profitability, as well as liquidity. The profitability of the Company has been and will be affected due to an inability to sell its loan production through securitizations. Furthermore, many of the loan products previously offered by the Company have been discontinued and the Company anticipates that its revenues will be substantially lower in 1998 then in 1997. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management believes that the Company's future success is dependent upon its ability to (i) complete a sale of its UK assets, (ii) streamline its US operations, (iii) successfully sell loans in the whole loan sales market, (iv) restructure its balance sheet, (v) access warehouse lines of credit and (vi) retain an adequate number and mix of its employees. The Company has begun reducing costs (see Note 28) and has expanded its secondary marketing and sales efforts to pursue whole loan sales opportunities. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

      The Company adopted a plan in March 1998 to sell the assets of CSC-UK (the "CSC-UK Sale"). See Note 2 below. As a result, the Company has restated its prior financial statements to present the operating results of CSC-UK as a discontinued operation. On March 31, 1998, the Company announced that it had entered into definitive agreements with Ocwen Financial Corporation ("Ocwen") for the sale of substantially all of the business and assets, and certain liabilities of the UK operations of CSC-UK. The acquisition includes the purchase of CSC-UK's whole loan portfolio, securitized loan residuals and loan origination and servicing businesses for a price of approximately (pound) 285 million, subject to adjustment as of closing based on an agreed upon formula (currently estimated to result in an upward or downward adjustment of approximately (pound) 5 million). Closing, which is anticipated to occur in April 1998, is subject to satisfaction of a number of conditions, including obtaining rating agency consents and various substitutions in connection with the transfer of the securitized residual and related servicing rights (which will require the consents of the trustees of several securitizations). As a result, there can be no assurance that the transaction will be consummated.

      As a result of the Company's adoption of a plan to institute the UK Sale, the Company's net interest in its UK discontinued operations represents expected proceeds of $102.2 million, net of accrued losses of $18.0 million. Expected costs related to the disposal of UK discontinued operations of $16.4 million is included in accounts payable and other liabilities at December 31, 1997.

Recent Events

      UK Recent Events. As a result of discussions and correspondence, which began in March of 1997, between the Company and the United Kingdom's Office of Fair Trading (the "OFT") regarding the OFT's revised Non-Status Lending Guidelines for Lenders and Brokers received by the Company in December 1997 (the "Revised Non-Status Guidelines"), the Company has agreed to take action with respect to the use of certain contract terms in the Company's existing UK loan agreements. The Company has agreed to eliminate the use of the Rule of 78s method for calculating prepayment fees on unregulated loans and revise the standard/concessionary rate structure, and has provided assurances to the OFT regarding the Company's future use of such revised terms.

      With respect to the use of the Rule of 78s method on existing unregulated loans, the Company agreed that it would not use such formula to calculate prepayments. Instead, the Company will collect prepayment fees by reference to a sliding scale whereby six months' interest will be charged for prepayments occurring during the first three years of a loan, reducing to one month's interest in the eighth year of a loan. There will be no prepayment fee levied after the eighth year of a loan. Such prepayment fees will be based on the concessionary rate of interest.

      With respect to the standard/concessionary rate structure on existing loans, the Company agreed that it would lower the differential between the standard rate of interest and the concessionary rate of interest to not more than 2.5%. For example, on a loan where the standard/concessionary rates had been 18.0% and 9.9%, respectively, the loan agreement will now provide for the standard/concessionary rates to be 12.4% and 9.9%, respectively.

      As a result of these revisions to the terms of the applicable UK loans, during the fourth quarter of 1997 the Company recognized an impairment in the value of its mortgage servicing receivables in the UK of $106.2 million and has written-off unamortized goodwill of $52.7 million recorded in connection with its UK acquisitions.

      US Recent Events. In order to enhance the Company's liquidity position, in January 1998 the Company sold interest-only and residual certificates and associated mortgage servicing receivables relating to certain of the Company's home equity loan products with a book value of $38.4 million for net proceeds of $26.5 million. As a result of the expected net realizable values implied by such sale, the Company recognized an impairment of the value of its interest-only and residual certificates and mortgage servicing receivables relating to the Company's home equity loan products of $112.1 million during the second half of 1997. Additionally, due to the continual review of the assumptions underlying the valuation of its interest-only and residual certificates relating to the Company's Sav*-A-Loan(R) product, including the loss expectations and discount rate of such certificates, the Company recognized an impairment of $35.9 million of such certificates during 1997.

      Additionally, the Company has redirected its efforts to actively pursue the sale of its loans through whole loan sales rather than through securitizations. Whole loan sales are immediately cash flow positive because, when the Company sells loans through whole loan sales, it receives a cash premium at the time of sale.

2. Discontinued Operations

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

      In April 1996, CSC-UK acquired all the outstanding capital stock of J&J Securities Limited, a London-based mortgage banker ("J&J"), in exchange for (pound)15.3 million ($23.3 million based on the Noon Buying Rate on the date of such acquisition) in cash and 548,000 shares of Common Stock valued at $9.8 million based upon the closing price of the Common Stock on the date of such acquisition less a discount for restrictions on the resale of such stock and incurred closing costs of $788,000 (the "J&J Acquisition"), resulting in the recognition of $5.2 million of goodwill. J&J provides primarily second lien mortgage loans to UK borrowers who, similar to the Company's UK borrowers, are unable or unwilling to obtain mortgage financing from Conventional UK Lenders.

      In June 1996, CSC-UK acquired all of the outstanding capital stock of Greyfriars Group Limited, a mortgage banker based in Reading, England (formerly known as Heritable Finance Limited and referred to herein as "Greyfriars"), in exchange for (pound)41.8 million ($64.1 million based on the Noon Buying Rate on the date of such acquisition) in cash and 99,362 shares of Common Stock valued at $2.5 million based upon the closing price of the Common Stock on the date of such acquisition and incurred closing costs of $2.3 million (the "Greyfriars Acquisition"), resulting in the recognition of $25.4 million of goodwill. Greyfriars provides mortgage loans to borrowers that generally have higher quality credit profiles than the Company's typical UK borrowers.

      In May 1997, CSC-UK acquired the assets of Midland & General PLC, a London-based mortgage broker ("M&G"), in exchange for (pound)6.5 million ($10.6 million based on the Noon Buying Rate on the date of such acquisition) (the "M&G Acquisition"). Pursuant to the M&G Acquisition, the Company acquired assets with a fair value of approximately $764,000, consisting primarily of property, plant and equipment. The M&G Acquisition resulted in the recognition of $10.2 million of goodwill. In connection with the M&G Acquisition, the Company entered into a five-year non-compete agreement with the former principals of M&G for (pound)3.0 million ($4.9 million), which was being amortized using the straight-line method over a life of five years.

      As a result of the issuance of the OFT guidelines (see Note 1), the Company determined that the earnings of CSC-UK would be significantly reduced thereby impairing the recoverability of the remaining $52.7 million in recorded goodwill which, accordingly, was written off at December 31, 1997.

      As a result of these revisions to the terms of the applicable UK loans, during the fourth quarter of 1997 the Company also recognized an impairment in the value of its mortgage servicing receivables in the UK of $106.2 million.

      In March 1998, the Company's Board of Directors adopted a plan to sell the operations of CSC-UK. It is management's intention to complete this transaction by April 30, 1998 and accordingly has included the loss on disposal and operating losses from January 1, 1998 to April 30, 1998 in its estimated loss on disposal of discontinued operations in 1997. The operating results of CSC-UK have been segregated from continuing operations and reported as a separate line item on the Consolidated Statements of Operations. In addition, net assets of CSC-UK have been reclassified on the Consolidated Statements of Financial Condition as investment in discontinued operations.

      The Company has restated its prior financial statements to present the operating results of CSC-UK as a discontinued operation.

      Summarized financial information for the discontinued operations is as follows:

                                         1997          1996           1995
                                    -------------  -------------  -------------
Summarized Statements of Operations:
  Revenues
    Gain on sale of loans           $  27,797,000  $  79,432,000  $  11,893,458
    Net unrealized loss on
      valuation of mortgage
      servicing receivables          (106,153,000)             -              -
    Interest income                    18,811,000     12,333,000        595,417
    Other income                       21,444,000      7,167,000        550,061
                                    -------------  -------------  -------------

                                      (38,101,000)    98,932,000     13,038,936
  Expenses
    Interest expense                   26,599,000      7,564,334              -
    Write-off and amortization of
      goodwill                         58,185,000      3,775,176        493,794
    Write-off and amortization of
      prepaid commitment fees          35,245,000      1,800,000              -
    Other operating expenses          125,389,000     43,883,919      6,689,760
                                    -------------  -------------  -------------
    (Loss) earnings before income
     taxes and extraordinary item    (283,519,000)    41,908,571      5,855,382
    Extraordinary item, gain on
      extinguishment of debt,
      net of taxes                        425,000              -              -
                                    -------------  -------------  -------------
    (Loss) earnings before income
      taxes                          (283,094,000)    41,908,571      5,855,382
    Income tax (benefit) provision    (37,188,000)    15,102,974      2,105,155
                                    -------------  -------------  -------------
(Loss) earnings from discontinued
  operations                        $(245,906,000) $  26,805,597  $   3,750,227
                                    =============  =============  =============

                                                          1996
                                                      -------------
Investment in discontinued
operations:
  Mortgage servicing receivables, net of reserves     $ 169,112,000
  Credit enhancement deposits                            35,082,000
  Prepaid commitment fee                                 35,917,000
  Goodwill                                               47,466,835
  Other assets                                           37,656,737
  Liabilities                                          (112,644,975)
                                                      -------------
Investment in discontinued operations                 $ 212,589,597
                                                      =============

      On March 31, 1998, the Company entered into an agreement with Ocwen pursuant to which it will sell substantially all of the assets of CSC-UK, including the shares of certain of CSC-UK's subsidiaries, to Ocwen. Accordingly, the Company's net interest in discontinued operations represents expected proceeds of $102.2 million, net of accrued losses of $18.0 million. Expected costs related to the disposal of discontinued operations of $16.4 million is included in accounts payable and other liabilities at December 31, 1997.

   UK Financing Facilities. In March 1996, CSC-UK entered into a mortgage loan purchase agreement with Greenwich Capital Markets, Inc. (referred to herein, including any affiliates, as "Greenwich") effective as of January 1, 1996 (the "UK Greenwich Facility"). Pursuant to the UK Greenwich Facility and with certain exceptions, CSC-UK sold all of the loans it originated to Greenwich which was obligated to buy such loans. CSC-UK and/or Greenwich will subsequently resell these loans through whole loan sales or securitizations. This agreement was terminated in February 1998. CSC-UK paid a fee to Greenwich in connection with the UK Greenwich Facility in the aggregate amount of $38.0 million evidenced by two notes bearing interest at a rate of 6.2%, $13.0 million of which was paid in December 1996 and $25.0 million which was due in December 1997, but was paid in May 1997. This fee was being amortized over the life of the agreement. Due to the early extinguishment of debt, an extraordinary gain of $425,000, net of taxes, was recognized in the second quarter of 1997.

   During the first quarter of 1998, Greenwich indicated to the Company that the Company could not access the UK Greenwich Facility pursuant to its terms, and no assurance could be given that the Company would be able to access it at any time in the future. Additionally in February 1998, the Company entered into a (pound)35.0 million UK Warehouse Facility with Greenwich to fund the Company's UK originations. Due to the Company's inability to access the UK Greenwich Facility in the future, the Company has determined that the asset is impaired and wrote off the unamortized portion of the prepaid commitment fee to Greenwich resulting in a charge of $32.4 million during the fourth quarter of 1997.

3. Summary of Significant Accounting Policies

Principles of Consolidation

      The consolidated financial statements of the Company include the accounts of CSC and its wholly-owned subsidiaries. The consolidated statements of operations include the accounts of CSC-UK with a corresponding minority interest for the earnings from May 2, 1995 to September 29, 1995, representing the 50% interest not held by the Company during this period. The Company has restated its prior financial statements to present the operating results of CSC-UK as a discontinued operation as discussed in Note 2. All significant intercompany balances and transactions have been eliminated in consolidation.

Revenue Recognition

      On January 1, 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." SFAS No. 125 requires prospective implementation only; however, certain reclassifications have been made to prior year's financial statements to conform to the current year's presentation.

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

Valuation of Residuals

      In initially valuing its trading securities and mortgage servicing receivables, the Company establishes an allowance for expected losses and calculates that allowance on the basis of historical experience and management's best estimate of future credit losses likely to be incurred. In the case where the securitization of loans results in the retention by the Company of interest-only and/or residual certificates, such allowance is embodied in the fair value of such certificates. In the case where the sale of loans into a loan purchase facility results in the retention of mortgage servicing rights, such allowance is reported in the liability section of the statement of financial condition. The amount of this provision is reviewed quarterly and adjustments are made if actual experience or other factors indicate management's estimate of losses should be revised. While the Company retains a substantial amount of risk of default on the loan portfolios that it sells, such risk has been substantially reduced through the sales of loans through securitization.

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

      Although the Company believes it has made reasonable estimates of the fair value of the interest-only and residual certificates and mortgage servicing receivables likely to be realized, the rate of prepayment and the amount of defaults utilized by the Company are estimates and actual experience may vary from its estimates. The fair value of the interest-only and residual certificates and mortgage servicing receivables recorded by the Company upon the sale of loans through securitizations will have been overstated if prepayments or losses are greater than anticipated. Higher than anticipated rates of loan prepayments or losses would require the Company to write down the fair value of the interest-only and residual certificates, adversely impacting earnings. Similarly, if delinquencies, liquidations or interest rates were to be greater than was initially assumed, the fair value of the interest-only and residual certificates would be negatively impacted which would have an adverse effect on income for the period in which such events occurred. The Company reviews these factors and, if necessary, adjusts the remaining asset to the fair value of the interest-only and residual certificates, pursuant to SFAS No. 115. Should the estimated average loan life assumed for this purpose be shorter than the actual life, the amount of cash actually received over the lives of the loans would exceed the gain previously recognized at the time the loans were sold through securitizations and would result in additional income. In the second half of 1997, the Company has valued its interest-only and residual certificates on its US Home Equity securitizations based upon the expected net realizable value upon a liquidation sale. This change in valuation policy is a result of the Company's initiative to enhance liquidity by potential sale of such securities.

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

      Securities sold but not yet purchased are recorded at trade date and are initially carried at their sale amount. At the financial statement date, the securities are marked to market and any resultant gain or loss is recognized in income. Interest expense on the securities sold but not yet purchased is recorded as incurred.

      Securities purchased under agreements to resell are recorded at trade date and are carried at the amounts at which the securities will be resold, plus accrued interest income.

Available-for-Sale Securities

      Available-for-sale securities are reported on the Consolidated Statements of Financial Condition at fair market value with any corresponding change in value reported as an unrealized gain or loss (if assessed to be temporary) as an element of stockholders' equity after giving effect for taxes.

Mortgage Servicing Rights

      Effective October 1, 1995, the Company adopted SFAS No. 122, "Accounting for Mortgage Servicing Rights." The Statement amends SFAS No. 65 to require that a mortgage banking enterprise recognize as separate assets the rights to service mortgage loans for others, however those servicing rights are acquired. The Statement, as amended by SFAS No. 125, requires the assessment of capitalized mortgage servicing rights for impairment to be based on the current fair value of those rights. Mortgage servicing rights are amortized in proportion to and over the period of the estimated net servicing income.

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

Goodwill Amortization

      The Company recognizes goodwill for the purchase price in excess of the fair market value of net assets acquired in a business combination accounted for as a purchase transaction. Goodwill is amortized as an expense on a straight-line basis over a period of ten years. The carrying value of goodwill is analyzed quarterly by the Company based upon the expected revenue and profitability levels of the acquired enterprise to determine whether the value and future benefit may indicate a decline in value. If the Company determines that there had been a decline in the value of the acquired enterprise, the Company writes down the value of the goodwill to the revised fair value.

Earnings Per Share

      Effective December 15, 1997, the Company adopted SFAS No. 128, "Earnings per Share". SFAS No. 128 simplifies the standards for computing earnings per share ("EPS") previously found in Accounting Principles Board ("APB") Opinion No. 15 and makes them comparable to international earnings per share standards. It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.

      Basic EPS is computed by dividing net earnings applicable to Common Stock by the weighted average number of Common Stock outstanding during the period. Diluted EPS is based on the net earnings applicable to Common Stock adjusted to add back the effect of assumed conversions (e.g., after-tax interest expense of convertible debt) divided by the weighted average number of Common Stock outstanding during the period plus the dilutive potential Common Stock that were outstanding during the period.

      For the year ended December 31, 1997, the Company has a net loss applicable to Common Stock. Including potential Common Stock in the denominator of a diluted EPS calculation would be antidilutive since an increase in the number of shares outstanding would reduce the amount of loss per share. Thus, there is no difference between basic and diluted EPS for this period.

      EPS figures for prior periods have been restated and reflect the 100% stock dividends paid in September 1995 and July 1996.

Reclassifications

      Certain amounts in the statements have been reclassified to conform to the 1997 classifications.

Use of Estimates

      The preparation of financial statements in conformity with generally accepted accounting principals requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change relate to the valuation of the interest and residual certificates included in trading securities, the valuation of mortgage sevicing receivables, and the valuation of the loss on the sale of the Company's UK operations.

New Accounting Pronouncements

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

4. Available-for-Sale Securities

      Available-for-sale securities at December 31, 1996 represent the fair value of the 1,090,910 shares (after giving effect to a February 1997 100% stock dividend) of IMC Mortgage Company, including its predecessor Industry Mortgage Company, L.P., ("IMC") Common Stock owned by the Company at December 31, 1996. During 1997, the Company sold all shares of IMC for net proceeds of $18.1 million and a pre-tax gain of $18.0 million, which was included in other income on the Consolidated Statements of Operations. Such securities were marked to market at December 31, 1996, resulting in an unrealized gain of $8.3 million (net of deferred taxes) which, in accordance with SFAS No. 115, was reflected as a component of stockholders' equity.

5. Mortgage Servicing Receivables

      This represents the unamortized net present value of the mortgage servicing rights retained by the Company taking into account several factors including industry practices. The amount is amortized over the estimated lives of the underlying receivables sold.

      Effective October 1, 1995, the Company adopted SFAS No. 122 "Accounting for Mortgage Servicing Rights." This statement changed the methodology used to measure impairments of its mortgage servicing receivable. The new accounting methodology, as amended by SFAS No. 125, measures the asset's impairment on a disaggregate basis based on the predominant risk characteristic of the portfolio and discounts the asset's estimated future cash flow using a current market rate. The Company has determined the predominant risk characteristics to be interest rate risk and prepayment risk. On a quarterly basis, the Company reviews the mortgage servicing receivables for impairment.

      The activity in the mortgage servicing receivables for the years ended December 31, 1997 and 1996 is summarized as follows:

                                                1997           1996
                                            ---------------------------
          Balance, beginning of year        $ 50,130,313   $  6,001,161
          Additions from operations           19,583,586     49,687,033
          Valuation adjustments              (22,266,661)           -
          Securitizations                    (34,571,269)           -
          Amortization                        (3,351,434)    (5,557,881)
                                            ---------------------------
          Balance, end of year              $  9,524,535   $ 50,130,313
                                            ===========================

      At December 31, 1996, the fair value was determined by estimating the present value of future cash flows related to the mortgage servicing receivables. In using this valuation method, the Company incorporated assumptions that market participants would use in estimating future cash flows which included estimates of the cost of servicing per loan, the discount rate, an inflation rate, ancillary income per loan, prepayment speeds and default rates.

      The weighted average rate used to discount the cash flows for the year ended December 31, 1996 was approximately 11.0%. The weighted average constant prepayment speed was 24% per annum, and the weighted average default rates was 0.5% per annum. The mortgage servicing receivable is amortized using the same discount rate used to determine the original servicing recorded.

      As a result of the Company's liquidity concerns (see Note 1), the Company sold trading securities during the first quarter of 1998 for net proceeds of $26.5 million (see Note 6). Included in the sale of the trading securities were the mortgage servicing rights. Accordingly, at December 31, 1997, the Company valued its mortgage servicing receivable on a net realizable value assuming a liquidation of such assets and recognized an impairment to the value of the mortgage servicing receivables of $22.3 million.

      During 1997, $34.6 million of mortgage servicing receivables were transferred to trading securities reflecting the Company's securitization of its excess servicing rights on a pool of mortgage loans resulting in the Company recording interest-only and residual certificates.

      At December 31, 1997 and 1996, the carrying amount of existing mortgage servicing rights is considered to be a reasonable estimate of fair value.

6. Trading Securities

      The interests that the Company receives upon loan sales through its US securitizations are in the form of interest-only and residual mortgage securities which are classified as trading securities.

      The table below summarizes the value of the Company's trading securities by product type.

                                                1997           1996
                                            ---------------------------
          Home Equity                       $ 75,216,390   $103,199,936
          Sav*-A-Loan(R)                      51,259,266            -
                                            ---------------------------
            Total                           $126,475,656   $103,199,936
                                            ===========================

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

      At December 31, 1997, the Company determined the fair value of its home equity securitizations based upon the net realizable value as implied by the first quarter 1998 sale of three of its home equity residuals see (Note 1). Accordingly, the Company recorded net unrealized losses of $89.8 million during 1997 related to its home equity securitizations.

      The unrealized loss of $35.9 million related to the Sav*-A-Loan(R) residuals reflects the Company's change in the assumptions used to value such residuals as follows: discount rate increased to 15% from 12%, constant prepayment speed increased to 16.8% from 14% after the twelfth month, and the annual default rate increased from a weighted average default rate of 175 basis points to a weighted average default rate of 306 basis points per annum.

      For the period ended December 31, 1996, the assumptions used to value the home equity trading securities included a weighted average discount rate of 10%, a weighted average default rate of 0.5% and a weighted average constant prepayment speed of 24%. For the period ended December 31, 1997, the assumptions used to value the Sav*-A-Loan(R) trading securities included a weighted average discount rate of 15%, a weighted average default rate of 3.0% and a weighted average constant prepayment speed of 16.8%.

      During the years ended December 31, 1997, 1996 and 1995, the Company sold $1.1 billion, $993.6 million and $235.0 million of its loan origination and purchase volume in various securitizations. In loan sales through securitizations, the Company sells loans that it has originated or purchased to a real estate trust for a cash purchase price and interests in such trusts which are represented by the interest-only and residual certificates. The cash purchase price is raised through an offering of pass-through certificates by the trust.

7. Mortgage Loans Held for Sale, Net

      The following table summarizes the carrying values of the Company's mortgage loans held for sale at December 31, 1997 and 1996:

                                                1997           1996
                                            ---------------------------
          Home Equity                       $ 40,992,381   $ 80,332,329
          Sav*-A-Loan(R)                      52,297,643      7,794,855
                                            ---------------------------
            Total                           $ 93,290,024   $ 88,127,184
                                            ===========================

      Substantially all of the mortgages are pledged as collateral for the Company's warehouse financing facilities. Mortgage loans held for sale, net are reported at the lower of cost or market value; determined on an aggregate basis. There was no allowance for market losses on mortgage loans held for sale at December 31, 1997 and 1996, respectively.

8. Mortgage Loans Held for Investment, Net

      The following table summarizes the carrying values of the Company's mortgage loans held for investment, net, at December 31, 1997 and 1996:

                                                      1997           1996
                                                  ---------------------------
          Mortgage loans held for investment      $ 11,906,032   $  5,270,402
          Allowance for loan losses                 (5,375,295)       (63,784)
                                                  ---------------------------
          Mortgage loans held for investment, net $  6,530,737   $  5,206,618
                                                  ===========================

      During 1997, the allowance for loan losses was increased by provisions through the statement of operations of $12.6 million and decreased by charge-offs of $7.3 million. There was no significant activity in the allowance for loan loss account during 1996 and 1995.

9. Equipment and Leasehold Improvements, Net

      Equipment and leasehold improvements, net, at cost, are summarized as follows:

                                                    December 31,
                                                1997           1996
                                            ---------------------------
          Office equipment                  $  6,049,157   $  4,063,375
          Leasehold improvements                 672,713        208,347
          Capitalized leases                   1,351,283        673,535
                                            ---------------------------
                                               8,073,153      4,945,257
          Accumulated depreciation            (2,014,947)      (883,220)
                                            ---------------------------
          Balance, end of year              $  6,058,206   $  4,062,037
                                            ===========================

10.  Other Assets

      Other assets at December 31, 1997 and 1996 consist of the following:

                                                        1997           1996
                                                    ---------------------------
          Prepaid expenses                          $    548,952   $  1,630,238
          Deferred debt issuance costs                13,509,074      4,305,001
          Loans receivable - subwarehousing, net             -       14,888,497
          Accrued interest receivable                  1,175,234      1,353,274
          Accounts receivable                          6,297,270      3,067,557
          Premium due on sales                         2,072,457            -
          Servicing advances                           2,600,776      1,188,831
          Real estate owned, net                         328,064        220,782
          Other                                          735,943      1,930,440
                                                    ---------------------------
          Total                                     $ 27,267,770   $ 28,584,620
                                                    ===========================

      Loans receivable - subwarehousing represented funds lent on a short-term basis to assist in the funding of loans by certain of the Company's loan correspondents. Each borrowing under these subwarehouse credit lines had a term of not more than 30 days.

      Deferred debt issuance costs represent the deferred expenses for the Convertible Debentures (see Note 14), issued in May 1996, and the Senior Notes (see Note 13) which were issued in May 1997.

11. Financing Facilities and Loan Purchase Agreements

   Bear Stearns Facility. In September 1997, the Company entered into a $300.0 million warehouse facility with Bear Stearns Mortgage Capital Corporation (the "Bear Stearns Facility") under which the Company borrows funds on a short-term basis to support the accumulation of loans prior to sale. The Bear Stearns Facility bears interest at LIBOR plus 125 basis points (7.10% at December 31, 1997) and is for a term of one year, subject to certain provisions. Each borrowing under the facility is subject to the lender's approval, and the facility may be terminated by the lender upon 30 days prior notice. At December 31, 1997, there was no outstanding balance under the Bear Stearns Facility.

   CoreStates Warehouse Facility. The Company borrows funds on a short-term basis to support the accumulation of loans prior to sale. These short-term borrowings were made under a warehouse line of credit with a group of banks for which CoreStates Bank N.A. served as agent (the "Warehouse Facility"). Pursuant to the Warehouse Facility, the Company had available a secured revolving credit line of $20.0 million as of December 31, 1997 to finance the Company's origination or purchase of loans, pending sale to investors or for holding certain loans in its own portfolio (the "Revolving Credit Line"). The Revolving Credit Line was settled on a revolving basis in conjunction with ongoing loan sales and bore interest at a variable rate based on 25 basis points over the higher of either the prime rate or the federal funds rate plus 50 basis points (8.75% at December 31, 1997). The outstanding balance of this portion of the Warehouse Facility was $13.9 million at December 31, 1997 as compared to $66.3 million at December 31, 1996. The Revolving Credit Line was terminated in January 1998.

   Greenwich Warehouse Facility. In January 1997, the Company entered into a secured warehouse credit facility with Greenwich Capital Financial Products, Inc., an affiliate of Greenwich Capital Markets, Inc. (referred to herein, including any affiliates as "Greenwich") to provide a $400.0 million warehouse facility under which the Company borrows funds on a short-term basis to support the accumulation of loans prior to sale (the "Greenwich Facility"). Advances under the Greenwich Facility bore interest at a rate of LIBOR plus 150 basis points (7.34% at December 31, 1997). This facility was terminated on December 31, 1997, at which time the Company and Greenwich entered into an extension agreement through April 30, 1998 (as amended, the "Extension Agreement"). The Extension Agreement provides for a maximum credit line of $100.0 million, subject to adjustment by Greenwich, at an interest rate of LIBOR plus 200 basis points and a fee of 0.25% of the aggregate principal balance of loans to be paid to Greenwich in connection with any sale, securitization of any other transfer to any third party of loans funded under this agreement. As of December 31, 1997, $63.5 million was outstanding under this agreement.

   CIT Warehouse Facility. On February 3, 1998, CSC entered into a revolving credit facility with The CIT Group/Equipment Financing, Inc. (the "CIT Facility") to finance CSC's origination and purchase of mortgage loans, the repayment of certain indebtedness and, subject to certain limits, other general corporate purposes. The CIT Facility is guaranteed by the Company, and bears interest at the prime rate plus 50 basis points. Pursuant to the CIT Facility, CSC has available a secured revolving credit line in an amount equal to the lesser of (i) $30.0 million or (ii) a commitment calculated as a percentage (generally 80% or 85%) of the mortgage loans securing the CIT Facility. The CIT Facility is also subject to sublimits on the amount of certain varieties of mortgage loan products that may be used to secure advances thereunder. In addition, the CIT Facility is secured by a pledge of 65% of the capital stock of CSC-UK and certain residual securities pledged by the Company.

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

      At December 31, 1996, the carrying amount of securities purchased under agreements to resell was $154,176,608, consisting of principal of $152,980,010 and accrued interest receivable of $1,196,598. There were no open positions at December 31, 1997. During the years ended December 31, 1997 and 1996, the Company recognized interest income on securities purchased under agreements to resell of $4,174,561 and $1,528,797, respectively.

      At December 31, 1996, securities sold but not yet purchased had a market value of $152,862,526, consisting of principal of $150,085,938 and accrued interest payable of $2,776,588. There were no open positions at December 31, 1997. During the years ended December 31, 1997 and 1996, the Company recognized interest expense on securities sold but not yet purchased of $5,155,695 and $1,844,403, respectively.

      During the years ended December 31, 1997 and 1996, the Company recognized gains on these transactions of $453,086 and $429,688, respectively.

13. Notes and Loans Payable

      In May 1997, the Company issued $300.0 million aggregate principal amount of 12 3/4% Senior Notes due September 1, 2004 in a private placement. Such Notes are not redeemable prior to maturity except in limited circumstances. The coupon at 12 3/4% per annum, is payable semi-annually on each June 1 and December 1 which commenced December 1, 1997. In September 1997, the Company completed the exchange of such Notes for a like principal amount of 12 3/4% Series A Senior Notes due 2004 (the "Notes") which have the same terms in all material respects, except for certain transfer restrictions and registration rights.

      At December 31, 1996, notes and loans payable of $111.5 million were outstanding. This represented $100.0 million outstanding under a senior secured facility, $6.5 million of advances under the US Greenwich Facility and a $5.0 million term loan with the First National Bank of Boston. The $111.5 million was repaid with proceeds from the Notes.

14. Convertible Subordinated Debentures

      In May 1996, the Company issued $143.8 million of 6% Convertible Subordinated Debentures due 2006 (the "Convertible Debentures"), convertible at any time prior to redemption or maturity, at the holder's option, into shares of the Company's Common Stock at a conversion price of $26.25, subject to adjustment. The Convertible Debentures may be redeemed, at the option of the Company, in whole or in part, at any time after May 15, 1999 at predetermined redemption prices together with accrued and unpaid interest to the date fixed for redemption. The coupon at 6% per annum, is payable semi-annually on each May 1 and November 1 which commenced November 1, 1996. The terms of the indenture governing the Convertible Debentures do not limit the incurrence of additional indebtedness by the Company, nor do they limit the Company's ability to make payments such as dividends. During 1996, $20,000 of the Convertible Debentures was converted into shares of Common Stock.

      In April 1997, the Company induced the conversion of $14.0 million aggregate principal amount of its Convertible Debentures resulting in the issuance upon conversion of 533,332 shares of the Common Stock (at a conversion price of $26.25 per share) pursuant to the terms of the Convertible Debentures. To induce conversion, the Company issued an additional 342,708 shares of Common Stock and paid the holders of the induced Convertible Debentures $420,000 in cash. In the second quarter of 1997, these transactions resulted in the reduction of Convertible Debentures by $14.0 million, a charge to interest expense of $4.7 million related to the fair market value of the 342,708 inducement shares ($4.3 million) and the cash payment and an increase in stockholders' equity of $18.2 million due to the issuance of the conversion shares and the inducement shares. The net effect of these transactions was an increase of $13.6 million to stockholders' equity in the second quarter of 1997. During 1997, an aggregate of $14.1 million of Convertible Debentures had been converted into Common Stock, including the induced conversion described above. As of December 31, 1997, there were $129.6 million of Convertible Debentures outstanding.

15. Convertible Preferred Stock

Series A Preferred Stock

      In April 1997, the Company completed the private placement of 5,000 shares of its 6% Convertible Preferred Stock, Series A (the "Series A Preferred Stock"), with an initial liquidation preference (the "Liquidation Preference") of $10,000 per share, and related five-year warrants (the "Series A Warrants") to purchase 500,000 shares of Common Stock with an exercise price of $20.625 per share.

      Dividends on the Series A Preferred Stock are cumulative at the rate of 6% of the Liquidation Preference per annum payable quarterly. Dividends are payable, at the option of the Company, (i) in cash, (ii) in shares of Common Stock valued at the closing price on the day immediately preceding the dividend payment date or (iii) by increasing the Liquidation Preference in an amount equal to and in lieu of the cash dividend payment.

      During 1997, preferred stock dividends of $904,531 were paid to the holders of the Series A Preferred Stock in the form of 67,863 shares of the Common Stock. For the December 31, 1997 dividend, the Company elected to add an amount equal to the dividend to the Liquidation Preference of the Series A Preferred Stock in lieu of payments of such dividend. The new Liquidation Preference is $10,150 per share. During 1997, there was also recognition of the effect of a beneficial conversion feature related to the Series A Preferred Stock of $1.1 million.

      The Series A Preferred Stock is redeemable at the option of the Company at a redemption price equal to 120% of the Liquidation Preference under certain circumstances. The Series A Preferred Stock is convertible into shares of Common Stock, subject to redemption rights, at a conversion price equal to the lowest daily sales price of the Common Stock during the four consecutive trading days (or with respect to conversions from December 24, 1997 through the earlier of the tenth day after the effective date of a registration statement or April 24, 1998, 127 calendar days) immediately preceding such conversion, discounted by up to 4% and subject to certain adjustments.

      As of December 31, 1997, an aggregate of 4,328 shares of the Series A Preferred Stock had been converted (672 shares remain outstanding) into an aggregate of 10,570,119 shares of Common Stock. As of December 31, 1997, all Series A Warrants were outstanding.

Series B Preferred Stock

      In September 1997, the Company completed the private placement of 5,000 shares of 6% Convertible Preferred Stock, Series B (the "Series B Preferred Stock"), with an initial Liquidation Preference of $10,000 per share, and related five-year warrants (the "Series B Warrants") to purchase 500,000 shares of Common Stock with an exercise price per share equal to the lesser of (i) $14.71 or (ii) 130% of the average closing sales prices over the 20 trading day period ending on the trading day immediately prior to the first anniversary of the original issuance of the Series B Warrants. Dividends on the Series B Preferred Stock are cumulative at the rate of 6% of the Liquidation Preference per annum payable quarterly. Dividends are payable, at the option of the Company, (i) in cash, (ii) in shares of Common Stock valued at the closing price on the day immediately preceding the dividend payment date or (iii) by increasing the Liquidation Preference in an amount equal to and in lieu of the cash dividend payment.

      The first dividend payment date was December 31, 1997. For this dividend, the Company elected to add an amount equal to the dividend to the Liquidation Preference of the Series B Preferred Stock in lieu of payment of such dividend. The new Liquidation Preference is $10,177 per share. During 1997, there was also recognition of the effect of a beneficial conversion feature related to the Series B Preferred Stock of $1.6 million.

      The Series B Preferred Stock is redeemable at the option of the Company at a redemption price equal to 120% of the Liquidation Preference under certain circumstances. In addition, the Series B Preferred Stock is redeemable at a redemption price equal to 115% of the Liquidation Preference upon notice of, or the announcement of the Company's intent to engage in a change of control event, or, if such notice or announcement occurs on or after March 14, 1998, the redemption price will equal 125% of the Liquidation Preference. The Series B Preferred Stock is convertible into shares of Common Stock, subject to certain redemption rights and restrictions, at a conversion price equal to the lowest daily sales price of the Common Stock during the four consecutive trading days immediately preceding such conversion, discounted up to 4% and subject to certain adjustments.

      As of December 31, 1997, an aggregate of 377 shares of Series B Preferred Stock had been converted (4,623 shares remain outstanding) into an aggregate of 6,281,295 shares of Common Stock. As of December 31, 1997, all Series B Warrants were outstanding.

      As of December 31, 1997, if all of the outstanding shares of the Series A Preferred Stock and those shares of the Series B Preferred Stock not subject to conversion restrictions, were converted into Common Stock, the Company would not have sufficient authorized shares of Common Stock to satisfy all of these conversions.

      In addition, pursuant to the terms of the Company's Series A Preferred Stock and the Company's Series B Preferred Stock (together the "Preferred Stock"), the Company is required to continue the listing or trading of the Common Stock on Nasdaq or certain other securities exchanges. As a result of the delisting of the Common Stock from the Nasdaq National Market (see Note 28), (i) the conversion restrictions that apply to the Series B Preferred Stock are lifted (prior to the delisting, no more than 50% of the 5,000 shares of Series B Preferred Stock initially issued could be converted) and (ii) the conversion period is increased to 15 consecutive trading days and the conversion discount is increased to 10% (prior to the delisting, the conversion price was equal to the lowest daily sales price of the Common Stock during the four consecutive trading days immediately preceding conversion, discounted by up to 5.5%). In addition, as a result of the delisting of the Common Stock and during the continuance of such delisting, (i) the dividend rate is increased to 15% and
(ii) the Company is obligated to make monthly cash payments to the holders of the Preferred Stock equal to 3% of the $10,000 liquidation preference per share of the Preferred Stock, as adjusted, provided that if the Company does not make such payments in cash, such amounts will be added to the Liquidation Preference. Based on the current market price of the Common Stock, the Company does not have available a sufficient number of authorized but unissued shares of Common Stock to permit the conversion of all of the shares of the Preferred Stock. At December 31, 1997, the Company is precluded from paying dividends under Delaware law.

16. Stockholders' Equity (Deficit)

      During 1995, the Company issued 21,438 shares (85,752 after giving effect to the 1995 Dividend and 1996 Dividend as discussed below) of Common Stock resulting in an increase to Stockholders' equity of $158,568.

      On September 29, 1995, the Company effected a 2 for 1 Common Stock split in the form of a 100% stock dividend increasing the shares of Common Stock outstanding by 5,075,183 (the "1995 Dividend"). As more fully described in Note 2 in conjunction with the UK Acquisition, the Company issued an additional 1,800,000 (3,600,000 after giving effect to the 1996 Dividend as discussed below) shares of Common Stock resulting in an increase of $21.6 million to Stockholders' equity.

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

      During 1997, the Company issued 204,288 shares of Common Stock resulting in an increase to Stockholders' equity of $831,907.

      In April 1997, the Company induced the conversion of $14.0 million aggregate principal amount of its Convertible Debentures resulting in the issuance of 876,040 shares of Common Stock (see Note 14). The net result of this transaction was an increase of $18.2 million to Stockholders' equity.

      In April and September 1997, the Company issued 5,000 shares, respectively, (10,000 shares in total) of preferred stock (see Note 15). During 1997, 4,705 shares of preferred stock were converted into 16,851,414 shares of

Common Stock. In addition, 67,863 shares of Common Stock were issued as preferred stock dividends. The net result of these transactions was an increase of $98.0 million to Stockholders' equity.

      During 1997, the Company purchased 70,000 shares of Common Stock which resulted in a decrease in Stockholders' equity of $175,000.

17. Employee Benefit Plans

      The Company has a defined contribution plan (401(k)) for all eligible employees. Contributions to the plan are in the form of employee salary deferrals which may be subject to an employer matching contribution up to a specified limit at the discretion of the Company. In addition, the Company may make a discretionary annual profit sharing contribution on behalf of its employees. The Company's contribution to the plan amounted to $155,011, $87,126 and $25,319 for the years ended December 31, 1997, 1996 and 1995, respectively.

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

      For the plan periods ending June 30, 1995 and December 31, 1995, employees purchased 43,752 and 23,524 shares at a price of $0.77 and $2.34 per share, respectively. For the plan periods ending June 30, 1996 and December 31, 1996, employees purchased 13,034 and 8,921 shares at a price of $8.82 and $22.31 per share, respectively. For the plan periods ending June 30, 1997 and December 31, 1997, employees purchased 11,754 and 17,345 shares at a price of $16.95 and $0.43 per share, respectively. In accordance with APB No. 25, "Accounting for Stock Issued to Employees", the Stock Purchase Plan is deemed to be non-compensatory and results in no expense.

The Directors Plan

      Directors who are not employees of the Company receive stock options pursuant to the Company's 1995 Non-Employee Directors Stock Option Plan (the "Directors Plan"). The Directors Plan provides for automatic grants of an option to purchase 40,000 shares of Common Stock to the Company's eligible non-employee directors upon their election to the Board of Directors of the Company. Each eligible non-employee director is granted an additional option, subject to certain restrictions, to purchase 15,000 shares of Common Stock on each anniversary of his or her election so long as he or she remains an eligible non-employee director of the Company. Initial options granted under the Directors Plan generally vest 50% upon the first anniversary of the grant date and 50% upon the second anniversary of the grant date. Additional options generally vest upon the first anniversary of the grant date. The exercise price of any options granted under the Directors Plan is the fair market value of the Common Stock on the date of grant. No more than 400,000 shares of Common Stock may be issued upon exercise of options granted under the Directors Plan, subject to adjustment to reflect stock splits, stock dividends and similar capital stock transactions. Options may be granted under the Directors Plan until June 1, 2005.

Stock Option Plans

      Effective June 1, 1995, the Board of Directors adopted, and the stockholders of the Company approved, the 1995 Stock Option Plan (the "1995 Stock Option Plan"). No more than 3,600,000 shares of Common Stock may be issued upon exercise of options granted under the 1995 Stock Option Plan, and no eligible person may receive options to purchase more than 600,000 shares of Common Stock during any calendar year, subject to adjustment to reflect stock splits, stock dividends and similar capital stock transactions. Options granted under the 1995 Stock Options Plan vest over periods not exceeding six years. The exercise price of the options granted under the 1995 Stock Option Plan cannot be less than the fair market value of the Common Stock on the date of grant. Options may be granted under the 1995 Stock Option Plan until June 1, 2005.

      Effective April 17, 1997, the Board of Directors adopted, and the stockholders of the Company approved, the 1997 Stock Option Plan (the "1997 Stock Option Plan"). No more than 1,500,000 shares of Common Stock may be issued upon exercise of options granted under the 1997 Stock Option Plan, and no eligible person may receive options to purchase more than 500,000 shares of Common Stock during any calendar year, subject to adjustment to reflect stock splits, stock dividends and similar capital stock transactions. Options granted under the 1997 Stock Option Plan vest over periods not exceeding one year. The exercise price or the options granted under the 1997 Stock Option Plan cannot be less than the fair market value of the Common Stock on the date of grant. Options may be granted under the 1997 Stock Option Plan until April 17, 2007.

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

      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 1997, 1996 and 1995, respectively: (1) dividend yield of zero; (2) expected volatility of 51%, 51% and 50%; (3) risk-free interest rates of 6.7%, 6.1% and 6.0% and (4) expected lives of 4.9, 5.2 and 4.8 years.

      A summary of the status of the Company's stock option plans as of December 31, 1997, 1996 and 1995, and changes during the years ending on these dates is presented below:

                                               1997                 1996                 1995
                                      --------------------  -------------------- -------------------
                                                Weighted              Weighted            Weighted
                                                 Average               Average             Average
                                                Exercise              Exercise            Exercise
                                       Shares     Price     Shares      Price    Shares     Price
                                      --------- ----------  --------  ---------- -------  ----------
Outstanding at beginning of year      1,988,200    $10.17    940,000     $2.52       -     $  -
Granted                               1,764,850     13.35  1,104,000     16.40   940,000     2.52
Exercised                              (101,000)     3.31    (54,800)     4.50       -        -
Canceled                                (68,547)    17.92     (1,000)    10.00       -        -
                                      ---------            ---------             -------
Outstanding  at end of year           3,583,503    $11.78  1,988,200    $10.17   940,000    $2.52
                                      =========            =========             =======
Options exercisable at year-end       1,344,503              540,200             180,000
Weighted  average fair value of
  options granted during the year         $6.89                $9.21               $1.26
                                      =========            =========             =======

      The following table summarizes information about stock options outstanding at December 31, 1997:

                                          Options Outstanding               Options Exercisable
                             ------------------------------------------  --------------------------
                               Number        Weighted
                             Outstanding     Average
                                 at         Remaining                       Number
                              December      Contractual    Weighted     Exercisable at    Weighted
                                 31,           Life         Average       December 31,    Exercise
                                1997         (Years)     Exercise Price       1997          Price
                             ------------  ------------  --------------   ------------   -----------
Range of Exercise Prices
------------------------
$2.50 to $2.63                  810,000          6.7         $2.52           690,000       $2.52

$10.00 to $10.88                429,200          3.4         10.04           199,200       10.08

$13.03 to $15.50              1,726,303          7.5         13.33           417,303       13.57

$20.50 to $23.13                618,000          5.6         20.77            38,000       22.86
                           ------------                                 ------------

$2.50 to $23.13               3,583,503          6.5        $11.78         1,344,503       $7.65
                           ============                                 ============

      Had compensation costs for the Company's 1997, 1996 and 1995 grants for its stock-based compensation plans been determined consistent with SFAS No. 123, the Company's net earnings and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                     1997            1996        1995
                                                ---------------------------------------
                                                  (in thousands, except per share data)

                                   As reported  $  (418,899)      $  50,681    $ 11,575
Net earnings (loss)                Pro forma    $  (424,670) (1)  $  49,229    $ 11,404

Basic earnings (loss) per share    As reported  $    (12.60)      $    1.72    $   0.54
                                   Pro forma    $    (12.77)      $    1.67    $   0.54

Diluted earnings (loss) per share  As reported  $    (12.60)      $    1.66    $   0.49
                                   Pro forma    $    (12.77)      $    1.61    $   0.48

(1) As a result of its significant loss in 1997, the Company is in a tax loss carryforward position and has taken a valuation allowance against its net deferred tax asset (see Note 20). Therefore, the pro forma compensation cost for 1997 is not tax effected.

      The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts. There were no awards prior to 1995, and additional awards in future years are anticipated.

18. Other Income

      Other income includes the following for the years ended December 31, 1997, 1996 and 1995:

                                                   1997          1996          1995
                                               -----------   -----------   -----------

Servicing income                               $ 1,640,288   $ 2,791,348   $   731,862
Earnings from partnership interest                       -       753,663       481,789
Gain on sale of available-for-sale securities   17,957,258           -            -
Other income                                       704,337       135,927        92,329
                                               -----------   -----------   -----------
                                                20,301,883     3,680,938     1,305,980
                                               ===========   ===========   ===========

      Gain on sale of available-for-sale securities represent the pre-tax gain on the sale of 1,090,910 shares of IMC during 1997 (see Note 4). Prior to IMC's conversion to corporate form, the Company recorded its investment under the equity method of accounting and as such recognized earnings from partnership interest of $753,663 and $481,789 in 1996 and 1995, respectively.

19. Other Operating Expenses

      Other operating expenses include the following for the years ended December 31, 1997, 1996 and 1995:

                                 1997         1996           1995
                           ------------------------------------------

Professional fees          $ 12,272,453   $  5,754,908   $  1,170,135
Travel and entertainment      2,656,336      2,069,164        855,615
Telephone                     2,055,482      1,335,232        587,078
Foreclosure costs             3,266,222        161,490         34,388
Occupancy                     2,476,794      1,186,797        533,896
Office and computer supplies  2,560,059      1,186,447        386,892
Temporary help                1,267,265        437,150         52,612
Equipment leasing             1,386,113        416,397        133,726
Depreciation                  1,361,670        553,941        176,738
Reserves and allowances       7,054,969        642,244        159,019
Other                         5,727,912      4,466,944        746,642
                           ------------------------------------------
Total                      $ 42,085,275   $ 18,210,714   $  4,836,741
                           ------------------------------------------

20. Income Taxes

      The provision for income taxes from continuing operations for the years ended December 31, 1997, 1996 and 1995 are comprised of the following:

                                    1997           1996          1995
                              ------------------------------------------
Current
  Federal                     $ (14,558,408)   $13,436,306   $ 5,295,717
  State                             300,000      3,638,803     1,388,288
                              ------------------------------------------
                                (14,258,408)    17,075,109     6,684,005

Deferred
  Federal                        (3,818,166)     1,999,996      (224,620)
  State                                   -        249,355       (49,307)
                              ------------------------------------------
                                 (3,818,166)     2,249,351      (273,927)
                              ------------------------------------------
Provision for income taxes
  from continuing operations  $ (18,076,574)   $19,324,460   $ 6,410,078
                              ==========================================

      The reconciliation of income tax computed at the US federal statutory tax rate to the effective income tax rate for the years ended December 31, 1997, 1996 and 1995 is as follows:

                                                      1997      1996      1995
                                                  ------------------------------

Federal income tax at statutory rate                (35.0%)     35.0%     35.0%
State and local taxes,  net of federal
tax benefit                                              -       5.5%      5.6%
Unrecognized deferred tax asset                       19.3%        -         -
Other, net                                             2.5%      4.2%      3.5%
                                                  ------------------------------
                                                     (13.2%)    44.7%     44.1%
                                                  ==============================

      Deferred income taxes included in the Consolidated Statements of Financial Condition reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax reporting purposes primarily resulting from the use of the cash basis for tax reporting purposes.

      Deferred taxes as of December 31, 1997, 1996 and 1995 are as follows:

                                                     1997        1996        1995
                                             ---------------------------------------
              Gross deferred tax assets        $ 69,914,468   $10,293,342  $ 868,406
              Less: valuation allowance         (26,376,554)          -     (284,779)
                                             ---------------------------------------
              Net deferred assets                43,537,914    10,293,342    583,627
                                             ---------------------------------------
              Deferred tax liabilities           43,537,914    14,111,508    785,702
                                             ---------------------------------------
              Net deferred tax liabilities     $        -     $ 3,818,166  $ 202,075
                                             =======================================

      The major components of the gross deferred tax assets and the gross deferred tax liabilities are the net operating loss and the book versus tax differences relating to the gain on sale of loans.

      The net change in the total valuation allowance for the year ended December 31, 1995 was an increase of $284,779 representing a 100% valuation allowance taken against the excess foreign tax credits from UK source income.

      The Company has certain federal and state net operating loss carryforwards of $31.4 million which maybe subject to certain limitations and will expire at 2012. The valuation allowance in 1997 primarily relates to the uncertainty associated with the future realization of the net operating loss carryforwards and other deferred tax assets.


21. Extraordinary Item

      In December 1995, the Company extinguished senior subordinated debentures with proceeds from the public offering of its Common Stock (as more fully described in Note 16). As a result of this early extinguishment of debt, the Company recorded an extraordinary loss of $295,943, net of taxes.

22. (Loss) Earnings per Share

      The reconciliation of the numerators and denominators of the basic and diluted EPS computations for the years ended December 31, 1997, 1996 and 1995 is as follows:

                                                 Income          Shares      Per Share
1997                                          (Numerator)    (Denominator)    Amount
------------------------------------------   --------------  -------------  ---------
Earnings (loss) from continuing operations   $(118,505,912)
Less: Preferred stock dividends                  4,547,061
                                             -------------
Basic EPS
Earnings (loss) applicable to Common Stock    (123,052,973)    33,244,212     $(3.70)
                                                                              ======
Effect of Dilutive Securities
Stock options                                          -              -
Warrants                                               -              -
Convertible preferred stock                            -              -
Convertible Debenture                                  -              -
                                             -------------     ----------
Diluted EPS
Earnings (loss) applicable to Common Stock +
assumed conversions                          $(123,052,973)    33,244,212     $(3.70)
                                             =============     ==========     ======

1996
------------------------------------------
Earnings (loss) from continuing operations    $23,875,285
Basic EPS
Earnings (loss) applicable to Common Stock    $23,875,285      29,404,557      $0.81
                                                                              ======
Effect of Dilutive Securities
Stock options                                         -         1,133,434
Convertible Debentures                                -               -
                                             -------------     ----------
Diluted EPS
Earnings (loss) applicable to Common Stock +
  assumed conversions                         $23,875,285      30,537,991      $0.78
                                             =============     ==========     ======

1995
------------------------------------------
Basic EPS
Earnings (loss) from continuing operations
  before extraordinary item                    $8,120,381      21,243,536      $0.38
                                                                              ======
Effect of Dilutive
Securities
Warrants                                              -         2,260,419
Stock options                                         -           334,662
                                             -------------     ----------
Diluted EPS
Earnings (loss) applicable to Common Stock +
  assumed conversions                          $8,120,381      23,838,617      $0.34
                                             =============     ==========     ======

      For the year ended December 31, 1997, the incremental shares from assumed conversions are not included in computing the diluted per share amounts because their effect would be antidilutive since an increase in the number of shares would reduce the amount of loss per share. Securities outstanding at December 31, 1997 that could potentially dilute basic EPS in the future are as follows:
Convertible Debentures; stock options; Series A Preferred Stock; Series B Preferred Stock; Series A Warrants; and Series B Warrants. For the year ended December 31, 1996, the effect of the Convertible Debentures is antidilutive and is not included in the computation of diluted EPS.

      EPS figures for the effected periods have been restated to reflect the 100% stock dividends paid in September 1995 and July 1996.

23. Commitments and Contingencies

Leases

      The Company leases premises and equipment under operating leases with various expiration dates. Minimum annual rental payments at December 31, 1997 are as follows:

                       1998             $ 3,651,115
                       1999               3,662,610
                       2000               3,048,558
                       2001               1,757,345
                       2002                  71,150
                                        -----------
                       Total            $12,190,778
                                        ===========

      Rent expense for office space amounted to $2.3 million, $1.1 million and $484,426 for the years ended December 31, 1997, 1996 and 1995, respectively.

      Obligations under capital leases total $7.1 million and represent leases for office furniture, equipment, motor vehicles, and computer hardware and software. Minimum annual capital lease payments at December 31, 1997 are as follows:

                       1998             $ 2,551,773
                       1999               2,486,158
                       2000               1,681,250
                       2001                 360,000
                                        -----------
                       Total            $ 7,079,181
                                        ===========

Litigation

      In the normal course of business, aside from the matters discussed below, the Company is subject to various legal proceedings and claims, the resolution of which, in management's opinion, will not have a material adverse effect on the consolidated financial position or the results of operations of the Company.

      On or about September 29, 1997, a putative class action lawsuit (the "Ceasar Action") was filed against the Company and two of its officers and directors in the United States District Court for the Eastern District of New York (the "Eastern District") on behalf of all purchasers of the Company's Common Stock during the period from April 1, 1997 through August 15, 1997. Between approximately October 14, 1997 and December 3, 1997, nine additional class action complaints were filed against the same defendants, as well as certain additional Company officers and directors. Four of these additional complaints were filed in the Eastern District and five were filed in the United States District Court for the Southern District of New York (the "Southern District"). On or about October 28, 1997, the plaintiff in the Ceasar Action filed an amended complaint naming three additional officers and directors as defendants. The amended complaint in the Ceasar Action also extended the proposed class period from November 4, 1996 through October 22, 1997. The longest proposed class period of any of the complaints is from April 1, 1996 through October 22, 1997. On or about February 2, 1998, an additional lawsuit brought on behalf of two individual investors, rather than on behalf of a putative class of investors, was filed against the Company and certain of its officers and directors in federal court in New Jersey (the "New Jersey Action").

      In these actions, plaintiffs allege that the Company and its senior officers engaged in securities fraud by affirmatively misrepresenting and failing to disclose material information regarding the lending practices of the Company's UK subsidiary, and the impact that these lending practices would have on the Company's financial results. Plaintiffs allege that a number of public filings and press releases issued by the Company were false or misleading. In each of the putative class action complaints, plaintiffs have asserted violations of Section 10(b) and

Section 20(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Plaintiffs seek unspecified damages, including pre-judgment interest, attorneys' and accountants' fees, and court costs.

      The complaints filed in the Southern District actions have all been transferred to the Eastern District. On December 5, 1997, the Eastern District plaintiffs filed a motion for appointment of lead plaintiffs and approval of co-lead counsel. The court has not yet ruled on plaintiffs' motion. The Company anticipates that, at a minimum, all of the putative class action complaints will be consolidated with the Ceasar Action in the Eastern District. In addition, plaintiffs in the New Jersey Action have consented to pre-trial consolidation of their case with the class actions currently pending in the Eastern District. Accordingly, on March 25, 1998, the company and its defendant officers and directors filed a motion with the federal Judicial Panel for Multidistrict Litigation, which seeks consolidation of all current and future securities actions, including the New Jersey Action, for pre-trial purposes before Judge Sterling Johnson in the Eastern District.

      In November 1997, Resource Mortgage Banking, Ltd., Covino and Company, Inc. and LuxMac LLC filed against the Company, CSC, and two of the Company's officers and directors in state court in Connecticut an application for a prejudgment remedy. The object of the application for the prejudgment remedy was to obtain a court order granting these plaintiffs prejudgment attachment against assets of the Company and CSC in Connecticut pending resolution of plaintiffs' underlying claims. Plaintiffs proposed to file an 18 count complaint against the defendants seeking $60 million in purported damages that allegedly result from an asserted breach of an alleged five-year oral contract. The proposed complaint also sought injunctive relief, treble damages and punitive damages in an unspecified sum. In February 1998, Judge William B. Lewis orally granted defendants' motion to dismiss on the ground of forum non conveniens and entered a judgment of dismissal. Shortly thereafter, in a memorandum of decision Judge Lewis set forth his reasons for granting the motion to dismiss. Plaintiffs have not filed an appeal of the order of dismissal and their time to do so has expired.

      In February 1998, Resource Mortgage Banking, Ltd., Covino and Company, Inc. and LuxMac LLC filed an action against the Company, CSC, and two of the Company's officers and directors in state court in New York. Plaintiffs' complaint asserts 17 causes of action, including breach of contract, fraud and conversion. Plaintiffs seek $60 million in purported damages that allegedly result primarily from an asserted breach of an alleged five-year oral contract, and also seek injunctive relief, treble damages and punitive damages in an unspecified sum.

      In March 1998, Plaintiffs filed papers seeking to have the New York court direct the Company and CSC to refrain from selling certain assets known as strip, residuals, excess servicing and/or servicing rights and their substantial equivalent having as constituent any mortgage loan exceeding $350,000 generated by the Company or CSC between September 2, 1994, and April 1, 1997, and any mortgage loan exceeding $500,000 generated by the Company or CSC from April 1, 1997, to present. The New York Court has not yet determined whether Plaintiffs are entitled to the relief that they have requested, but has signed a temporary restraining order that, pending the Court's decision on Plaintiffs' motion, requires the Company and CSC to refrain from the specified sales. The time for the Company to respond to the complaint has not expired. The Company intends to file a motion seeking dismissal of Plaintiffs' claims and also an answer denying all liability.

      Although no assurance can be given as to the outcome of these lawsuits, the Company believes that the allegations in each of the actions are without merit and that its disclosures were proper, complete and accurate. The Company intends to defend vigorously against these actions and seek their early dismissal. These lawsuits, however, if decided in favor of plaintiffs, could have a material adverse effect on the Company.

Other

      In October 1996, the Company received a request from the staff of the Securities and Exchange Commission (the "Commission") for additional information concerning the Company's voluntary restatement of its financial statements for the quarter ended June 30, 1996. The Company initially valued the mortgage loans in the J&J Acquisition and the Greyfriars Acquisition at the respective fair values which were estimated to approximate par (or historical book value). Upon the subsequent sale of the mortgage portfolios, the Company recognized the fair value of the mortgage servicing receivables retained and recorded a corresponding gain for the fair value of such mortgage servicing receivables. Upon subsequent review, the Company determined that the fair value of such mortgage servicing rights should have been included as part of the fair value of the mortgage loans acquired as a result of such acquisition. The effect of this accounting change resulted in a reduction in reported earnings of $26.5 million. Additionally, as a result of this accounting change the goodwill initially recorded in connection with such acquisitions was reduced resulting in a reduction of goodwill amortization of approximately $496,000 from the previously reported figure for the second quarter. On November 19, 1996, the Company announced that it had determined that certain additional adjustments relating to the J&J Acquisition and the Greyfriars Acquisition should be made to the financial statements for the quarter ended June 30, 1996. These adjustments reflect a change in the accounting treatment with respect to restructuring charges and deferred taxes recorded as a result of such acquisitions. This caused an increase in the amount of goodwill recorded which resulted in an increase of amortization expense as previously reported in the second quarter of 1996 of $170,692. The Staff of the Securities and Exchange Commission has requested additional information from the Company in connection with the accounting related to the J&J Acquisition and the Greyfriars Acquisition. The Company is supplying such requested information. In mid-October 1997, the Commission authorized its staff to conduct a formal investigation which, to date, has continued to focus on the issues surrounding the restatement of the financial statements for the quarter ended June 30, 1996. The Company is continuing to cooperate fully in this matter.

      As a result of the Company's recent negative operating results, the Company has received inquiries from the New York State Department of Banking regarding the Company's qualifications to continue to hold a mortgage banking license. In connection with such inquiries, the Company was fined $50,000 and has agreed to provide the banking department with specified operating information on a timely basis and to certain restrictions on its business. Although the Company believes it complies with its licensing requirements, no assurance can be given that additional inquiries by the banking department or similar regulatory bodies will not have an adverse effect on the licenses that the Company holds which in turn could have a negative effect on the Company's results of operations and financial condition.

Employee Agreements

      The Company has employment agreements with 9 officers of the Company. The Company guarantees annual compensation ranging from $200,000 to $260,000 per year, plus bonuses (where applicable) in amounts as defined in the agreements. The officers' compensation will be increased each year by an amount approved by the Board of Directors. The agreements terminate upon the occurrence of certain events as defined by the respective agreements.

24. Concentrations

      For the years ended December 31, 1997, 1996 and 1995, revenues from loan sales and loan servicing constituted the primary source of the Company's revenues. For the years ended December 31, 1997 and 1995, there were no institutional purchasers who accounted for more than 10% of the total revenues. For the year ended December 31, 1996, there was one institutional purchaser who acted as a conduit to securitize the Company's loan originations that accounted for 10% or more (36.7%) of the total revenues.

25. Fair Value of Financial Instruments

      SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments, whether or not recognized in the statement of financial condition, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based upon estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and the estimated future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. SFAS No. 107 excludes certain financial instruments and all non-financial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts do not represent the underlying value of the Company.

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

      Trading securities: The fair value on the Company's Sav*-A-Loan(R) trading securities was determined by using estimated discounted future cash flows taking into consideration the current interest rate environment, current prepayment rates and default experience. Such securities are carried at fair value. The fair value on the Company's home equity trading securities was based upon net realizable value.

      Mortgage loans held for sale, net: The fair values were estimated by using current institutional purchaser yield requirements. The fair value of the mortgage loans held for sale, net totaled $95.2 million and $94.3 million at December 31, 1997 and 1996, respectively.

      Mortgage loans held for investment, net: The fair value has been estimated using a combination of the current interest rate at which similar loans with comparable maturities would be made to borrowers with similar credit ratings, and adjustments for the additional credit risks associated with loans of this type. Since the loans have a weighted average coupon rate of 12.2% and 16.7% at December 31, 1997 and 1996, respectively, and since additional credit risk adjustments have been provided through reserves for loan losses, the carrying value is a reasonable estimate of fair value.

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

      Convertible subordinated debentures and Senior Notes: Fair value was based on quoted market prices. As of December 31, 1997, the fair values were less than the carrying values for 1997 and 1996 by $123.1 million and $156.0 million, respectively.

26. Supplemental Schedule of Noncash Investing and Financing Activities

      The following is a summary of the significant noncash investing and financing activities during the years ended 1997 and 1996:

      1997:
      ----
      Reclassification of mortgages held for sale to
        mortgages held for investment                            $14,641,389

      Conversion of Convertible Debentures into
        Common Stock                                              14,110,000

      Preferred Dividends paid in the form of
        Common Stock                                                  904,531

      1996:
      ----
      Available-for-sale securities received                      $14,618,194

      Reclassification of morgages held for sale to
        morgages held for investment                                4,182,414

      Conversion of Convertible Debentures into
        Common Stock                                                   20,000

27. Selected Quarterly Data (Unaudited)

      The following represents selected quarterly financial data for the
Company:

                                                                           Three Months Ended
                                                        ---------------------------------------------------------
                                                        March 31,      June 30,     September 30,    December 31,
                                                      ------------   -----------    ------------     ------------

1996
Revenues                                              $15,832,612    $20,887,927    $ 32,873,161     $  38,254,177
Earnings from continuing operations                     3,433,928      7,111,505       8,193,845         5,136,007
Earnings from discontinued operations, net of taxes     5,839,216      4,014,491       6,220,992        10,730,898
Net earnings                                          $ 9,273,144    $11,125,996    $ 14,414,837     $  15,866,905
Earnings per common share(1)(2):
  Basic
    Continuing operations                             $      0.12    $      0.24    $       0.28     $        0.18
    Discontinued operations                                  0.20           0.14            0.21              0.36
                                                      -----------    -----------    ------------     -------------
        Net earnings                                  $      0.32    $      0.38    $       0.49     $        0.54
                                                      ===========    ===========    ============     =============
  Diluted
    Continuing operations                             $      0.11    $      0.24(3) $       0.26     $        0.16(3)
    Discontinued operations                                  0.20           0.13            0.17              0.35
                                                      -----------    -----------    ------------     -------------
        Net earnings                                  $      0.31    $      0.37    $       0.43     $        0.51
                                                      ===========    ===========    ============     =============
1997
Revenues                                              $45,549,383    $54,737,559    $(25,384,830)    $(40,870,088)
Earnings (loss) from continuing operations              7,486,095      7,474,266     (47,371,328)     (86,094,945)
Earnings (loss) from discontinued operations
  net of taxes                                          9,308,696    (3,462,789)     (22,271,374)     (229,480,533)
Loss on disposal of discontinued operations                    -              -                -       (49,939,996)

Net earnings (loss)                                    16,794,791      4,011,477     (69,642,702)     (365,515,474)

Preferred stock dividends                                       -      1,066,874       1,035,315         2,444,872
Net earnings (loss) applicable to common stock        $16,794,791    $ 2,944,603    $(70,678,017)    $(367,960,346)
Earnings (loss) per common share(1)(2):
  Basic
    Continuing operations                             $      0.25    $      0.21    $      (1.50)    $       (2.21)

    Discontinued operations                                  0.32          (0.11)          (0.69)            (5.72)
    Disposal of discontinued operations                         -             -               -              (1.25)
                                                      -----------    -----------    ------------     -------------
        Net (loss) earnings                           $      0.57    $      0.10    $      (2.19)    $       (9.18)
                                                      ===========    ===========    ============     =============
  Diluted
    Continuing operations                             $      0.24(3) $      0.20(4) $      (1.50)    $       (2.21)

    Discontinued operations                                  0.30          (0.11)          (0.69)            (5.72)
    Disposal of discontinued operations                         -              -               -             (1.25)
                                                      -----------    -----------    ------------     -------------
        Net (loss) earnings                           $      0.54    $      0.09    $      (2.19)(5) $       (9.18) (5)
                                                      ===========    ===========    ============     =============

(1) In the fourth quarter of 1997, the Company adopted SFAS No. 128. Prior period amounts have been restated to comply with the requirements of SFAS No. 128 (see Notes 3 and 22).

(2) The total of the four quarters' earnings (loss) per share may not equal the annual earnings (loss) per share.

(3) For these quarters, the Convertible Debentures are antidilutive and are not included in the computation of diluted EPS. Earnings from continuing operations is used as the "control number" in determining whether these potential common shares are dilutive or antidilutive.

(4) For this quarter, Convertible Debentures and convertible preferred stock are antidilutive and are not included in the computation of diluted EPS. Earnings from continuing operations is used as the "control number" in determining whether these potential common shares are dilutive or antidilutive.

(5) For these quarters, the incremental shares from assumed conversions are not included in computing the diluted per share amounts because their effect would be antidilutive since an increase in the number of shares would reduce the amount of loss per share. Therefore, basic and diluted EPS figures are the same amount

28. Subsequent Events

      Reorganization. In February 1998, the Company announced that it has begun implementing a restructuring plan that includes streamlining and downsizing its operations. The Company has closed its branch operations in Virginia and significantly reduced its correspondent originations for the foreseeable future and has exited its conventional lending business. Accordingly, the Company expects to record a restructuring charge in the first quarter of 1998 of approximately $2.6 million. Of this amount, $525,000 represents severance payments made to 136 former employees and $2.1 million represents costs incurred with lease obligations and write-offs of assets no longer in service.

      Nasdaq National Market. On October 27, 1997, the Company received requests from the Nasdaq Stock Market, Inc. ("Nasdaq") for information regarding the Company's compliance with Nasdaq's listing requirements and corporate governance rules. Following submission to Nasdaq of the requested information, the Company was notified on December 5, 1997 by Nasdaq that the Company's Common Stock (the "Common Stock") would be delisted from the Nasdaq National Market. On January 28, 1998, the Company received notice from Nasdaq that the Common Stock would be moved from the Nasdaq National Market to the Nasdaq SmallCap Market effective with the opening of business on January 29, 1998.

      The Company believes that it meets all of the initial inclusion requirements for the listing on the Nasdaq SmallCap Market, with the exception of the $4.00 per share bid price requirement. Nasdaq has adopted new maintenance standards, which became effective on February 23, 1998, requiring a minimum $1.00 per share bid price which the Company's Common Stock currently does not meet. Accordingly, Nasdaq has informed the Company that the securities were moved to the Nasdaq SmallCap Market pursuant to a waiver of the $4.00 per share initial inclusion requirement and an exception to the $1.00 per share maintenance requirement. The exception requires the Company to achieve a bid price of at least $1.00 per share on or before May 22, 1998. If the Company is deemed to have met the terms of the exception, the Common Stock shall continue to be listed on the Nasdaq SmallCap Market.

      The Company believes that it can meet this condition; however, there can be no assurances that it will be able to do so. If at some future date the Company's Common Stock should cease to be listed on the Nasdaq SmallCap Market, the Common Stock may be listed on the OTC Bulletin Board. For the duration of the exception, the Company's Nasdaq symbol will be (CTYSC).

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

      The following table sets forth the name, age and position with the Company of each person who is an executive officer or director of the Company or its subsidiaries.

Name                      Age              Positions with the Company
----                      ---              --------------------------
Steven M. Miller          42    Chief Executive Officer, President and Director;
                                Senior Vice  President and Director of CSC
Robert C. Patent          47    Vice Chairman of the Board, Executive Vice
                                President, Treasurer and Director; Executive
                                Vice President, Treasurer, Assistant Secretary
                                and Director of CSC
Robert Grosser            40    Chairman of the Board and Director; Director
                                of CSC
Jonah L. Goldstein        62    General Counsel and Director; General Counsel
                                and Director of CSC
Arthur P. Gould           80    Director
Hollis W. Rademacher      62    Director
Peter S. Kucma            48    President and Director of CSC
Cheryl P. Carl            45    Vice President and Secretary; Senior Vice
                                President, Secretary and Director of CSC
Steven P. Weiss           41    Senior Vice President/Sales and Director of CSC
Tim S. Ledwick            40    Vice President and Chief Financial Officer;
                                Senior Vice President, Chief Financial Officer
                                of CSC
Robert J. Blackwell       59    Senior Vice President/Special Products Division
                                of CSC
Gregg L. Armbrister       42    Senior Vice President/Operations of CSC

      Director and officer positions of CSC and CSC-UK are currently for a term of one year. Effective with the Company's 1996 annual meeting of stockholders held on June 12, 1996, the Board of Directors of the Company has been divided into three classes as nearly equal in size as is practicable and directors of the Company serve staggered terms of three years. Executive officers of the Company and CSC are appointed by their respective Boards of Directors. The name and business experience during the past five years of each director and executive officer of the Company are described below:

      Steven M. Miller has been Chief Executive Officer and President since November 1997. Mr. Miller has also served as Senior Vice President and Director of CSC since March 1997. Previously, Mr. Miller was Senior Vice President and Co-Head of the Asset Backed Group of Greenwich Capital Markets, Inc. Mr. Miller became a Senior Vice President at Greenwich Capital Markets, Inc. in 1992 and in May 1995 he was given the additional role of Co-Head of the Asset Backed Group. Prior to that time, Mr. Miller was a Vice President at Greenwich Markets, Inc.

      Robert C. Patent has been Executive Vice President and a Director of the Company since April 1994, Treasurer since June 1995 and the Vice Chairman of its Board since September 1995. Mr. Patent also has served as Executive Vice President and as Director of CSC since October 1990 and as Treasurer since January 1994 and Assistant Secretary since January 1995. Mr. Patent has served as a Director of CSC-UK since its formation. Mr. Patent currently serves as President of Colby Capital Corp.

      Robert Grosser has been a Director of the Company since April 1994 and its Chairman of the Board since September 1995. Mr. Grosser has also served as a Director of CSC since its inception. Until resigning from such positions in November 1997, Mr. Grosser had also served as Chief Executive Officer and President of the Company and CSC. Mr. Grosser has served as a Director of CSC-UK since its formation. Mr. Grosser currently serves on the board of the National Home Equity Mortgage Association.

      Jonah L. Goldstein has been General Counsel of the Company since September 1995 and a Director since June 1995. Mr. Goldstein served as a consultant to CSC from December 1993 through June 1995 and has served as a Director since January 1995 and as General Counsel since January 1996. Effective July 1, 1995, Mr. Goldstein entered into an employment agreement with the Company. Mr. Goldstein also has served as Secretary and as a Director of CSC-UK. From its formation in 1980 until its acquisition by CSC in 1994, Mr. Goldstein was President and Chairman of Astrum, a mortgage banker. Mr. Goldstein currently serves as Chairman and Director of Advance Abstract Corp., a company that sells title insurance. He is also sole shareholder of Jonah L. Goldstein, P.C.

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

      Hollis W. Rademacher has been a Director of the Company since June 1995. Currently, Mr. Rademacher is actively involved in a variety of financial consulting and corporate director capacities. Mr. Rademacher serves as a director of four suburban Chicago area banks, Hinsdale Bank and Trust, Hinsdale, Illinois, North Shore Community Bank and Trust, Wilmette, Illinois, Lake Forest Bank and Trust, Lake Forest, Illinois and Libertyville Bank and Trust, Libertyville, Illinois, and several other closely held organizations in the financial service, distribution and real estate industries. He also serves as Director of Schawk, Inc., a public company engaged in producing molded plastic products and pre-press services and products for printed packaging applications, and as Director of Wintrust Financial Corp. From 1988 to 1993, Mr. Rademacher served as Chief Financial Officer of Continental Bank Corp.

      Peter S. Kucma has been President and a Director of CSC since November 1997. Previously he served as Senior Vice President and Chief Operating Officer of CSC since May 1997. Prior to joining the Company, Mr. Kucma was employed by GE Capital Mortgage Services, Inc., serving as Vice President (General Manager)
- GE Capital Home Equity Services from 1996 through April 1997, Vice President - Operations Management/Business Development from 1994 to 1996, Vice President - Asset and Risk Management from 1991 to 1994 and Vice President of Finance and Chief Financial Officer from 1990 to 1991. From 1985 to 1990, Mr. Kucma served as Vice President of Finance and Chief Financial Officer of Travelers Mortgage Services, Inc.

      Cheryl P. Carl has been Secretary of the Company since June 1994 and Vice President since June 1996. Ms. Carl also has served as Vice President of CSC since January 1994, Secretary of CSC since June 1994 and as Assistant Treasurer and as Director of CSC since January 1995. Ms. Carl was promoted to Senior Vice President/Operations of CSC in June 1996. From its formation in 1980 until its acquisition by CSC in 1994, Ms. Carl was Executive Vice President and Director of Astrum, a mortgage banker specializing in non-conventional loans. Ms. Carl also is a Director and Secretary of Advance Abstract Corp., a company that sells title insurance.

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

      Tim S. Ledwick has been Chief Financial Officer of the Company since March 1995 and Vice President since June 1996. Mr. Ledwick also has served as Vice President, Chief Financial Officer of CSC since September 1994. Mr. Ledwick was promoted to Senior Vice President of CSC in March 1997. From 1992 until 1994, Mr. Ledwick was Vice President/Controller-Subsidiaries and from 1989 until 1992 was Controller-Subsidiaries for River Bank America.

      Robert J. Blackwell has been Vice President/Special Products Division of CSC since January 1996. In August 1996, Mr. Blackwell was promoted to Senior Vice President/Specialty Products Division of CSC. From 1985 to 1995, Mr. Blackwell was the Executive Vice President, Chief Operating Officer and a Director of Alliance Funding Company, presently a division of Superior Bank F.S.B. Mr. Blackwell is a Director of Colony Mortgage Inc. and Empire Mortgage, Inc.

      Gregg L. Armbrister has been Senior Vice President/Operations of CSC since May 1997. Prior to joining the Company, Mr. Armbrister served as President and Managing Director of K. M'Kenzie & Associates Inc. from 1989 through April 1997, a consulting firm providing services to mortgage brokers, bankers, thrifts and investment firms in connection with organization structures and controls, business development, acquisitions, dispositions and loan origination, underwriting, servicing and secondary marketing. From 1987 to 1989, Mr. Armbrister served as Senior Vice President and consultant to Norwest Mortgage Inc., and from 1984 to 1987 he served as President and a mortgage banker for American First Mortgage Inc.

Section 16(a) Beneficial Ownership Reporting Compliance

      Section 16(a) of the Securities Exchange Act requires the Company's executive officers and directors and persons who own more than 10% of the Company's Common Stock to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the Securities and Exchange Commission (the "Commission"). Executive officers, directors and 10% stockholders are required by the Commission to furnish the Company with copies of all Forms 3, 4 and 5 that they file.

      Based solely on its review of copies of such forms and such written representations regarding compliance with such filing requirements as were received from its executive officers, directors and greater than 10% stockholders, the Company believes that all such Section 16(a) filing requirements were complied with respect to the Company's 1997 fiscal year.

Item 11. Executive Compensation

Board Of Directors

      The Company maintains a compensation committee, an audit committee, a stock option plan committee and a stock purchase plan committee of the Board of Directors. Messrs. Gould and Rademacher serve on the compensation committee, Messrs. Gould, Rademacher and Patent serve on the audit committee and Messrs. Gould and Rademacher serve on the stock option plan committee and the stock purchase plan committee.

Non-Employee Director Compensation

      Directors who are not employees of the Company receive stock options pursuant to the Company's 1995 Non-Employee Directors Stock Option Plan (the "Directors Plan"). The Directors Plan provides for automatic grants of an option to purchase 40,000 shares of Common Stock to the Company's eligible non-employee directors upon their election to the Board of Directors of the Company. Each eligible non-employee director is granted an additional option, subject to certain restrictions, to purchase 15,000 shares of Common Stock on each anniversary of his or her election so long as he or she remains an eligible non-employee director of the Company. The exercise price of any options granted under the Directors Plan is the fair market value of the Common Stock on the date of grant. No more than 400,000 shares of Common

Stock may be issued upon exercise of options granted under the Directors Plan, subject to adjustment to reflect stock splits, stock dividends and similar capital stock transactions. Options may be granted under the Directors Plan until June 1, 2005. In 1997, Messrs. Gould and Rademacher each were granted options to purchase 15,000 shares of Common Stock under the Directors Plan.

      In addition, non-employee directors of the Company receive an annual retainer of $30,000 (the "Annual Retainer"), if chairman of a committee of the Board of Directors, up to an additional $6,000, and are reimbursed for reasonable expenses incurred in connection with attendance at Board of Directors' meetings or committee meetings.

Compensation Committee Interlocks and Insider Participation

      During fiscal 1997, the Compensation Committee was comprised of Messrs. Gould and Rademacher, neither of whom are executive officers of the Company. None of the executive officers of the Company served on the board of directors or on the compensation committee of any other entity, any of whose officers served either on the Board of Directors or on the Compensation Committee of the Company.

Executive Officers' Compensation

      The following table sets forth certain information concerning the annual and long-term compensation earned by the Company's Chief Executive Officers and each of the four other most highly compensated individuals who were serving as executive officers on December 31, 1997 and a former executive officer of the Company who would have been one of such four individuals but for the fact such individual was not serving as an executive officer on December 31, 1997 whose annual salary and bonus during the fiscal years presented exceeded $100,000 (the "Named Executive Officers").

                           Summary Compensation Table


                                                                                   Long Term
                                                                                  Compensation
                                                                              ---------------------
                                                    Annual Compensation              Awards
                                                ---------------------------   ---------------------
            Name and                Fiscal                                    Securities Underlying    All Other
       Principal Position           Year         Salary            Bonus          Options/SARs       Compensation
   -----------------------------   -------      ---------        ----------   ---------------------  ------------

Steven M. Miller                    1997        $201,923         $      --         500,000             $ 80,000(2)
   President and Chief Executive    1996              --                --             --                   --
   Officer; Senior Vice             1995              --                --             --                   --
   President of CSC (1)

Robert Grosser                      1997        $274,566         $      --          25,000            $      --
   President and Chief Executive    1996         268,068         1,326,997             --              47,997(4)
   Officer; President of CSC (3)    1995         259,155           275,788             --               3,915(5)


Robert C. Patent                    1997        $232,274         $      --          20,000            $       --
   Executive Vice President and
   Treasurer;                       1996         226,174           884,665              --              70,990(6)
   Executive Vice President and     1995         219,550           183,858              --               3,915(5)
   Treasurer of CSC


Steven P. Weiss                     1997        $215,720          $118,000          12,000            $     --
   Senior Vice President/Sales      1996         180,235           378,287              --               3,000(5)
   of CSC                           1995         187,798            30,000         150,000               3,915(5)

David Steene                        1997        $255,899           272,884          16,000           $1,004,100(8)
   Managing Director of             1996         218,359           726,038              --                  --
    CSC-UK (7)                      1995         104,867                --              --                  --

Gerald Epstein                      1997        $253,899          $272,884           16,000          $1,004,100(8)
   Financial Director of            1996         218,359           726,038               --                 --
   CSC-UK (7)                       1995         104,867                --               --                 --

Martin Brand                        1997        $190,876          $272,167           10,750            $956,572(8)
   Lending Director of              1996         218,359           726,038               --                 --
   CSC-UK (9)                       1995         104,867                --               --                 --

------------------
(1) Mr. Miller has been the President and Chief Executive Officer of the Company since November 1997.
(2) Represents consulting fees paid to Mr. Miller prior to his joining the Company.
(3) Mr. Grosser resigned as President and Chief Executive Officer of the Company and President of CSC effective November 1997.
(4) Represents premium payments of $44,997 made by the Company pursuant to a split-dollar life insurance policy that provided a benefit of $13,463 and $3,000 paid as qualified matching contributions under the Company's employee benefit plan.
(5) Reflects amounts paid as qualified matching contributions under the Company's employee benefit plan.
(6) Represents premium payments of $67,990 made by the Company pursuant to a split-dollar life insurance policy that provided a benefit of $2,136 and $3,000 paid as qualified matching contributions under the Company's employee benefit plan.
(7)   Resigned effective February 1998.
(8)   Payable in connection with the resignation of such person.
(9)   Resigned effective September 1997.

Employment Agreements

      The Company has employment agreements with each of the Named Executive Officers other than Mr. Miller, as well as with certain other executive officers of the Company and CSC. Each agreement, other than that with Mr. Goldstein, requires the executive officer to devote his or her full time and best efforts to the Company during the term of the agreement.

      The employment agreements with Messrs. Grosser and Patent are for a term commencing January 1, 1995 and ending December 31, 1998. The agreements provide for an annual salary of $260,000 and $220,000, respectively, plus increases based on the percentage increase, if any, in the Consumer Price Index, or by a greater amount, at the discretion of the Board of Directors. In addition, the agreements provide for payment to Mr. Grosser and Mr. Patent of an amount equal to 1.5% and 1.0%, respectively, of the pre-tax profits of the Company, as determined by the Company's outside auditors in accordance with generally accepted accounting principles, in excess of certain scheduled thresholds.

      The employment agreements with Ms. Carl and Messrs. Weiss and Goldstein are for a term commencing on July 1, 1995 and continuing through December 31, 1998. Each agreement provided for an annual salary of $160,000, plus increases based on the percentage increase, if any, in the Consumer Price Index, or by a greater amount, in the discretion of the Board of Directors. As of September 1, 1996, the annual salary was increased to $210,000 for the remaining term of each agreement. In addition, each agreement provided for payment of an annual bonus of $30,000 if the Company's gross volume of loans originated by the Company in the case of Ms. Carl and Messrs. Weiss and Goldstein exceeds certain specified levels for each year during the term of the agreement. Such bonus provision was amended as set forth below. In addition, each agreement provided for a one-time grant of 150,000 incentive stock options at an exercise price of $2.50 per share in accordance with the Company's 1995 Stock Option Plan (the "1995 Stock Option Plan"). Of the options granted, 40,000 options were exercisable upon grant, 40,000 options as of July 1, 1996, 40,000 options as of July 1, 1997 and 30,000 options as of July 1, 1998.

      The employment agreement with Mr. Ledwick is for a term commencing on January 1, 1996 and continuing until December 31, 1999. The agreement provided for an annual salary of $150,000 plus increases based on the percentage increase, if any, in the Consumer Price Index, or by a greater amount, in the discretion of the Board of Directors. In January 1997, the annual salary was increased to $200,000. In addition, the agreement provided for payment of an annual bonus of $15,000 and an additional bonus at the option of the Board of Directors. Such bonus provision was amended as set forth below. The agreement also provided for a one-time grant of 100,000 incentive stock options at an exercise price of $10.00 per share in accordance with the 1995 Stock Option Plan. Of the options granted, 40,000 options were exercisable upon grant, 30,000 options as of January 1, 1997 and 30,000 options as of January 1, 1998.

      As of September 1, 1996, the Board of Directors approved a three year bonus pool which replaced the existing bonus provisions in the employment agreements of Messrs. Ledwick, Weiss and Goldstein and Ms. Carl. The pool provides that each, along with certain others, share in a bonus pool of 5% of the pre-tax profits of CSC above certain thresholds. The participants in the pool receives a pro rata portion of the pool based on his or her annual salary up to 200% of salary with the payment of any excess being deferred and paid over three years, one-third each year. Any deferred payment will earn interest at the Citibank N.A. prime rate plus one percent. The CSC earnings threshold for providing a pool will be increased based on the prior year's pre-tax earnings plus the percentage increase, if any, in the Consumer Price Index. For 1997, such threshold was not reached.

      The employment agreement with Mr. Blackwell is for a term commencing on February 1, 1996 and continuing until January 31, 1999. The agreement provides for an annual salary of $200,000 plus increases based on the percentage increase, if any, in the Consumer Price Index, or by a greater amount, in the discretion of the Board of Directors. In addition, the agreement provides for the payment of a bonus at the option of the Board of Directors. The agreement also provided for a one-time grant of 300,000 incentive stock options at an exercise price of $10.00 per share in accordance with the 1995 Stock Option Plan. Of the options granted, 100,000 options were exercisable as of January 15, 1997, 100,000 options as of January 15, 1998 and 100,000 options as of January 15, 1999.

      The employment agreement with Peter S. Kucma is for a term commencing on May 1, 1997 and continuing until April 30, 2001. The agreement provides for an annual salary of $250,000 plus increases based on the percentage increase, if any, in the Consumer Price Index, or by a greater amount, in the discretion of the Board of Directors. In addition, the agreement provides for the payment of an annual bonus, equal to not less than the base salary for that year, payable upon the attainment of certain performance goals. The agreement also provided for a one-time bonus of $50,000 ($25,000 of which was paid on May 1, 1997 and $25,000 of which is payable on May 1, 1998) and a one-time grant of 400,000 incentive stock options at an exercise price of $13.25 per share in accordance with the 1995 Stock Option Plan. Of the options granted, 100,000 options become exercisable in each of 1998, 1999, 2000 and 2001.

      The employment agreement with Gregg L. Armbrister is for a term commencing on May 1, 1997 and continuing until April 30, 2001. The agreement provides for an annual salary of $210,000 plus increases based on the percentage increase, if any, in the Consumer Price Index, or by a greater amount, in the discretion of the Board of Directors. In addition, the agreement provides for the payment of an annual bonus, payable upon the attainment of certain performance goals. The agreement also provided for a one-time grant of 200,000 incentive stock options at an exercise price of $13.25 per share in accordance with the 1995 Stock Option Plan. Of the options granted, 50,000 options were immediately exercisable and 50,000 options become exercisable in each of 1998, 1999 and 2000. In addition, the agreement provides that, during each year of the term of the agreement, if the pre-tax profits of the Company exceed those of the previous year by 20% or more, Mr. Armbrister will receive immediately exercisable options to purchase no less than 6,750 shares at the then current market price.

      CSC-UK entered into employment agreements dated as of April 5, 1995 with Messrs. Steene, Brand and Epstein which extend through April 5, 1999. Each agreement provides for an annual salary of L150,000 plus increases based on the percentage increase, if any, in the Retail Price Index. In addition, each agreement provides for the payment of an annual bonus related to the pre-tax profits of CSC-UK not to exceed L500,000 in the aggregate for the term of the agreement. As of September 1, 1996, the Board of Directors approved a three year bonus pool which provided that for 1996, because pre-tax profits of CSC-UK exceeded $8.2 million, each shared in a bonus pool of 3% of the pre-tax profits of CSC-UK. The participants in the pool received a pro rata portion of the pool based on his annual salary up to 200% of salary with the payment of any excess being deferred and paid over three years, one-third each year. Any deferred payment will earn interest at the Citibank N.A. prime rate plus one percent. For 1997, the CSC-UK earnings threshold for providing a pool was increased based on the prior year's pre-tax earnings plus the percentage increase, if any, in the Consumer Price Index.

Employee Stock Plans

      Effective June 1995, the Board of Directors adopted, and the stockholders of the Company approved, the Company's 1995 Stock Option Plan. No more than 3,600,000 shares of Common Stock may be issued upon exercise of options granted under the 1995 Stock Option Plan, and no eligible person may receive options to purchase more than 600,000 shares of Common Stock during any calendar year, subject to adjustment to reflect stock splits, stock dividends, and similar capital stock transactions. The 1995 Stock Option Plan is administered by a committee of non-employee directors or the entire Board of Directors as a group which has the authority to determine the terms and conditions of options granted under the 1995 Stock Option Plan and to make all other determinations deemed necessary or advisable for administering the 1995 Stock Option Plan, provided that the exercise price of the options granted under the 1995 Stock Option Plan cannot be less than the fair market value of the Common Stock on the date of grant. As of March 23, 1998, there were 3,259,800 options outstanding under the 1995 Stock Option Plan.

      Effective December 1994, the Board of Directors adopted, and the stockholders of the Company approved, the Company's Stock Purchase Plan. The Stock Purchase Plan, and the right of participants to make purchases of the Common Stock thereunder, is intended to qualify under the provisions of Section 421 and 423 of the Code and for persons subject to Section 16 of the Exchange Act, under the provisions of Rule 16b-3 of the Exchange Act. The Stock Purchase Plan is generally administered by a committee appointed by the Board of Directors of the Company which has the authority to make all determinations, interpretations and rules deemed necessary or advisable for administering the Stock Purchase Plan. The Stock Purchase Plan permits eligible employees of the Company to purchase Common Stock through payroll deductions of up to ten percent of their salary, up to a maximum of $25,000 for all purchase periods ending within any calendar year. The price of Common Stock purchased under the Stock Purchase Plan will be 85% of the lower of the fair market value of a share of Common Stock on the commencement date or the termination date of the relevant offering period. No more than 1,600,000 shares of Common Stock may be issued upon exercise of options granted under the Stock Purchase Plan and no more than 400,000 shares plus unissued shares from prior offerings may be issued in each calendar year under the Stock

Purchase Plan. To date, 118,330 shares of Common Stock have been issued pursuant to the Stock Purchase Plan.

      Effective June 1997, the Board of Directors adopted, and the stockholders of the Company approved, the Company's 1997 Stock Option Plan. No more than 1,500,000 shares of Common Stock may be issued upon exercise of options granted under the 1997 Stock Option Plan, and no eligible person may receive options to purchase more than 500,000 shares of Common Stock during any calendar year, subject to adjustment to reflect stock splits, stock dividends, and similar capital stock transactions. The 1997 Stock Option Plan is administered by a committee of non-employee directors or the entire Board of Directors as a group which has the authority to determine the terms and conditions of options granted under the 1997 Stock Option Plan and to make all other determinations deemed necessary or advisable for administering the 1997 Stock Option Plan, provided that the exercise price of the options granted under the 1997 Stock Option Plan cannot be less than the fair market value of the Common Stock on the date of grant. As of March 23, 1998, there were 145,000 options outstanding under the 1997 Stock Option Plan.

      In April 1997, the compensation committee approved, and the Board Of Directors ratified, an annual stock option program for certain executive officers. The program authorizes the grant of options to purchase shares of Common Stock based on the Company's performance during fiscal years 1996, 1997 and 1998. If the Company's annual earnings exceed those of the previous year by at least 20%, certain minimum grants are guaranteed and the option committee may make larger grants. If the Company's earnings do not exceed those of the previous year by at least 20%, the option committee may make smaller or larger grants. Annual option grants for certain executive officers may range from 7,500-23,500 shares and all options granted will have an exercise price equal to the market value on the date of grant.

Option Grants in 1997

      Shown below is information concerning grants of options issued by the Company to the Named Executive Officers during 1997:

                        OPTION GRANTS IN LAST FISCAL YEAR

                                                                                       Potential Realizable Value at
                           Number of                                                   Assumed Annual Rates of Stock
                           Securities       % of Total                                      Price Appreciation
                           Underlying    Options Granted    Exercise                        For Option Term (2)
                            Options      to Employees in     Price      Expiration    ------------------------------
Name                     Granted(#)(1)     Fiscal Year     ($/Share)       Date           5% ($)          10% ($)
----------------------   -------------   ---------------   ---------    ----------    -----------     ------------

Steven M. Miller            500,000 (3)        29.1%       $   13.25      06/01/05    $ 3,211,016     $  7,712,276

Robert Grosser               25,000 (4)         1.5            13.25      06/01/05        160,551          385,614

Robert C. Patent             20,000 (4)         1.2            13.25      06/01/05        128,441          308,491

Steven P. Weiss              12,000 (4)         0.7            13.25      06/01/05         77,064          185,095

                              7,547 (4)                        13.25      05/17/98          5,513           11,053
David Steene (5)              8,453 (4)         0.9            13.25      08/17/98          7,334           14,774

                              7,547 (4)                        13.25      05/17/98          5,513           11,053
Gerald Epstein (5)            8,453 (4)         0.9            13.25      08/17/98          7,334           14,774

                              7,547 (4)                        13.25      12/05/97
Martin Brand (5)              3,203 (4)         0.6            13.25      03/05/98             N/A             N/A

----------------
(1) All options were granted in April 1997, with an exercise price equal to the average of the high and low sale prices of the Company's Common Stock as reported on the Nasdaq National Market on the date of grant.

(2) The 5% and 10% assumed rates of appreciation are specified under the rules of the Commission and do not represent the Company's estimate or projection of the future price of its Common Stock. The actual value, if any, which a Named Executive Officer may realize upon the exercise of stock options will be based upon the difference between the market price of the Company's Common Stock on the date of exercise and the exercise price.
(3) Grant vests to the extent of 50,000 shares on the date of grant and 112,500 on each of the first, second, third and fourth anniversary of the date of grant.
(4)   Grant vests on the date of grant.
(5)   Resigned effective February 1998.
(6)   Resigned effective September 1997.

Aggregated Option Exercises in 1997 and 1997 Year-End Option Values

      The following table sets forth for the Chief Executive Officers and the other Named Executive Officers, information with respect to unexercised options and year-end option values, in each case with respect to options to purchase shares of the Company's Common Stock:

                           Shares                                                       Value of Unexercised
                        Acquired on     Value      Number of Unexercised Options        In-The-Money Options
                          Exercise     Realized     Held as of December 31, 1997      at December 31, 1997 (1)
                          --------     --------     ----------------------------      ------------------------
Name                                               Exercisable    Nonexercisable   Exercisable     Nonexercisable
----                                               -----------    --------------   -----------     --------------

Steven M. Miller          ---      $      ---          50,000           450,000    $     ---       $     ---

Robert Grosser            ---             ---          25,000               ---          ---             ---

Robert C. Patent          ---             ---          20,000               ---          ---             ---

Steven P. Weiss        40,000       1,160,000          92,000            30,000          ---             ---

David Steene              ---             ---          16,000               ---          ---             ---

Gerald Epstein            ---             ---          16,000               ---          ---             ---

Martin Brand              ---             ---           3,203               ---          ---             ---

----------------
(1)   No options were in-the-money as of December 31, 1997.

401(k) Plan

      The Company sponsors a 401(k) plan, a savings and investment plan intended to be qualified under Section 401 of the Internal Revenue Code of 1986, as amended (the "Code"). Participating employees may make pre-tax contributions, subject to limitations under the Code, of a percentage of their total compensation. The Company, in its sole discretion, may make matching contributions for the benefit of all participants with at least one year of service who make pre-tax contributions. The Board of Directors has not yet determined if a matching contribution will be made for the 1997 plan year.

Item 12. Security Ownership of Certain Beneficial Owners and Management

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth information as to shares of Common Stock of the Company owned as of March 6, 1997, by (i) each person who, to the extent known to the Company, beneficially owned more than 5% of such outstanding Common Stock; (ii) each director; and (iii) each Named Executive Officer of the Company; and (v) all directors and executive officers as a group.

                                                                Shares
                                                          Beneficially Owned
                                                        -----------------------
                Name of Beneficial Owner(1)             Number          Percent
-----------------------------------------------------   -------         -------

Steven M. Miller (2).................................     162,500          * %

Robert Grosser (3)...................................   3,787,284         8.0

Robert C. Patent (4).................................   3,927,192         8.3

Steven P. Weiss (5)..................................      92,008         *

Arthur P. Gould......................................          --        --

Hollis W. Rademacher (6).............................      52,600         *

David Steene (7).....................................      16,000         *

Gerald Epstein (7)...................................      18,200         *

Martin Brand (8).....................................     600,000         1.3

All directors and executive officers as a group
   (12 persons) (9).................................    9,756,542        19.6

Franklin Mutual Advisers, Inc. (10)..................   4,140,000         8.7

Elliot Associates, L.P. (11) ........................   4,998,425         9.9

Westgate International, L.P. (12) ...................   4,998,425         9.9


------------------

*    Less than one percent.

(1) Unless otherwise indicated and subject to community property laws where applicable, each of the stockholders named in this table has sole voting and investment power with respect to the shares shown as beneficially owned by it. A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from the date of this Report upon the exercise of options and warrants. Each beneficial owner's percentage ownership is determined by assuming that options that are held by such person (but not those held by any other person) and that are exercisable within 60 days from the date of this Report have been exercised. The table, therefore, does not give effect to the conversions of the outstanding shares of the Company's Preferred Stock (other than as indicated) and the issuance of Common Stock upon such conversions. Assuming the Company had a sufficient number of authorized shares of Common Stock to satisfy such conversions, as of March 6, 1998, the shares of Common Stock issuable upon conversion of the outstanding shares of Series A and Series B Preferred Stock would represent approximately 75% of the Common Stock.
(2) Includes options to purchase 50,000 shares granted pursuant to the 1995 Stock Option Plan.
(3) Includes 640 shares owned by Mr. Grosser's spouse, with respect to all of which Mr. Grosser disclaims beneficial ownership, 3,200 shares owned by Mr. Grosser's daughters and options to purchase 25,000 shares granted pursuant to the 1995 Stock Option Plan. Mr. Grosser's business address is 565 Taxter Road, Elmsford, New York 10523-5200.
(4) Includes 400 shares owned by Mr. Patent's spouse, with respect to all of which Mr. Patent disclaims beneficial ownership, 40,800 shares owned by Mr. Patent's two children and options to purchase 20,000 shares granted pursuant to the 1995 Stock Option Plan. Mr. Patent's business address is 565 Taxter Road, Elmsford, New York 10523-5200.
(5) Represents options to purchase 92,000 shares granted pursuant to the 1995 Stock Option Plan.

(6) Includes options to purchase 46,000 shares granted pursuant to the Directors Plan.
(7) Resigned in February 1998. Includes options to purchase 16,000 shares granted pursuant to the 1995 Stock Option Plan.
(8)   Resigned in September 1997.
(9)   See Notes (1)-(8).
(10) The number of shares is based on information from Schedule 13G dated December 10, 1997. The address of Franklin Mutual Advisors, Inc. is 51 John F. Kennedy Parkway, Short Hills, New Jersey 07078.
(11) Limited to 9.9% of the outstanding shares of Common Stock. The address of Elliot Associates, L.P. is 712 Fifth Avenue, 36th floor, New York, New York 10019. Schedule 13G, filed jointly with Westgate International,
      L.P. and Martley International, Inc. and dated March 6, 1998, indicates sole voting and dispositive power as to 3,937,600 shares of Common Stock.
(12) Limited to 9.9% of the outstanding shares of Common Stock. The address of Westgate International, L.P. is c/o Midland Bank Trust Corporation (Cayman) Limited, P.O. Box 1109, Mary Street, Grand Cayman, Cayman Islands, B.W.I. Schedule 13G, filed jointly with Elliot Associates, L.P. and Martley International, Inc. and dated March 6, 1998, indicates shared voting and dispositive power with Martley International, Inc. as to 3,959,806 shares of Common Stock.

      Item 13. Certain Relationships and Related Transactions

      The Company paid $166,300 in legal fees and $5,000 in director fees during 1997 to Mr. Fensterheim, the father-in-law of Mr. Grosser and a prior director of the Company.

      The Company has granted to Franklin Mutual Advisors, Inc. registration rights relating to the resale of shares of the Company's Common Stock. These registration rights required the Company to file a registration statement for the resale of the shares of Common Stock subject to the options and use its reasonable efforts to maintain the effectiveness of the registration statement.

      During 1997, Samboy sold $11.7 million of loans to the Company and, in the first three months of 1998, sold $64,000 of loans to the Company. Mr. Jonah Goldstein owns 20% of the outstanding capital stock of Samboy.

      Mr. Eric Goldstein, the son of Mr. Jonah Goldstein is employed as a Senior Vice President of CSC. During 1997, he received $612,655, including the payment of $378,287 as a bonus for services rendered in 1996, and was granted 12,000 options pursuant to the 1995 Stock Option Plan at an exercise price per share of $13.25. Mr. Eric Goldstein is anticipated to receive approximately $240,000 in compensation during 1998.

      Mr. Paul Goldstein, the son of Mr. Jonah Goldstein, was employed as an Assistant Vice President of CSC. During 1997, Mr. Paul Goldstein received $673,255, including $617,083 in commissions and compensation recognized from the exercise of stock options. Mr. Paul Goldstein is no longer employed by the Company.

      The Company loaned to Mr. Weiss $55,000 and $63,000 in August 1997 and October 1997, respectively. Such amounts were repaid in February 1998.


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

            1.    Financial Statements included in Item 8:

                  a) Cityscape Financial Corp. Financial Statements:

                  Report of Independent Auditors by KPMG Peat Marwick LLP

                  Report of Independent Auditors by BDO Stoy Hayward, Registered Auditors

                  Consolidated Statements of Financial Condition at December 31, 1997 and 1996

                  Consolidated Statements of Operations for the years ended December 31, 1997, 1996 and 1995

                  Consolidated Statements of Stockholders' Equity for the years ended December 31, 1997, 1996 and 1995

                  Consolidated Statements of Cash Flows for the years ended December 31, 1997, 1996 and 1995

                  Notes to Consolidated Financial Statements

            2.    Financial Statement Schedules: None

            3.    Exhibits:

    EXHIBIT
     NUMBER       DESCRIPTION OF EXHIBIT
    --------      ----------------------
      3.1         Certificate of Incorporation of the Company, as amended,
                  incorporated by reference to Exhibit 3.1 to the Company's
                  Registration Statement on Form S-4 filed with the Commission on June 26, 1997

      3.2 Bylaws of the Company, as amended, incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1 as declared effective by the Commission on December 20, 1995

      4.1 Indenture, dated as of May 7, 1996, between the Company and The Chase Manhattan Bank, N.A., incorporated by reference to
                  Exhibit 4.2 to the Company's Quarterly Report on Form
                  10-Q filed with the Commission on May 15, 1996

      4.2 Indenture, dated as of May 14, 1997, among the Company, CSC and The Chase Manhattan Bank, incorporated by reference to
                  Exhibit 4.1 to the Company's Registration Statement on Form S-4 filed with the Commission on June 26, 1997

      10.1 Lease Agreement, dated as of September 30, 1993, between CSC and Taxter Park Associates, as amended by the First Amendment to Lease, dated as of April 19, 1994, and the Second Amendment to Lease, dated as of May 12, 1995, incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-1 as declared effective by the Commission on December 20, 1995

      10.2 Sublease Agreement between KLM Royal Dutch Airlines and CSC, dated as of December 5, 1994, incorporated by reference to
                  Exhibit 10.2 to the Company's Registration Statement on Form S-1 as declared effective by the Commission on December 20, 1995

      10.3 Employment Agreement, dated as of January 1, 1995, between CSC and Robert Grosser, incorporated by reference to Exhibit 10.3 to the Company's Registration Statement on Form S-1 as declared effective by the Commission on December 20, 1995

      10.4 Employment Agreement, dated as of January 1, 1995, between CSC and Robert C. Patent, incorporated by reference to Exhibit
                  10.4 to the Company's Registration Statement on
                  Form S-1 as declared effective by the Commission on December 20, 1995

      10.5 Employment Agreement, dated as of July 1, 1995, between CSC and Cheryl P. Carl, incorporated by reference to Exhibit 10.6 to the Company's Registration Statement on Form S-1 as declared effective by the Commission on December 20, 1995

      10.6 Employment Agreement, dated as of July 1, 1995, between CSC and Steven Weiss, incorporated by reference to Exhibit 10.8 to the Company's Registration Statement on Form S-1 as declared effective by the Commission on December 20, 1995

      10.7 Employment Agreement, dated as of July 1, 1995, between CSC and Jonah L. Goldstein, incorporated by reference to Exhibit
                  10.10 to the Company's Registration Statement on
                  Form S-1 as declared effective by the Commission on December 20, 1995

      10.8 The Company's 1995 Stock Option Plan, incorporated by reference to Exhibit 10.20 to the Company's Registration Statement on Form S-1 as declared effective by the Commission on December 20, 1995

      10.9 The Company's 1995 Non-Employee Directors Stock Option Plan, incorporated by reference to Exhibit 10.21 to the Company's Registration Statement on Form S-1 as declared effective by the Commission on December 20, 1995

     10.10 Third Amendment to Lease, dated as of April 17, 1996, between CSC and Taxter Park Associates, incorporated by reference to
                  Exhibit 10.53 to the Company's Quarterly Report on Form 10-Q filed with the Commission on August 14, 1996

     10.11 Lease, dated as of April 18, 1996, among the Standard Life Assurance Company, City Mortgage Servicing Limited and CSC-UK, incorporated by reference to Exhibit 10.54 to the Company's Quarterly Report on Form 10-Q filed with the Commission on August 14, 1996

     10.12 Lease Agreement, dated as of July 7, 1996, between CSC and Robert Martin Company, incorporated by reference to Exhibit
                  10.56 to the Company's Quarterly Report on Form
                  10-Q filed with the Commission on August 14, 1996

     10.13 Employment Agreement, dated as of January 1, 1996, between CSC and Tim S. Ledwick, incorporated by reference to S-3 filed on September 9, 1996, as amended on January 30,
                  1997 and March 14, 1997

     10.14 Employment Agreement, dated as of February 1, 1996, between CSC and Robert J. Blackwell, incorporated by reference to S-3 filed on September 9, 1996, as amended on January 30, 1997 and March 14, 1997

     10.15 Registration Rights Agreement, dated as of November 22, 1996, among the Company, Mutual Shares Fund, Mutual Qualified Fund, Mutual Beacon Fund, Mutual Discovery Fund, Mutual European Fund, The Orion Fund Limited, Mutual Shares Securities Fund and Mutual Discovery Securities Fund, incorporated by reference to Exhibit 10.37 to the Company's Registration Statement on Form S-3 filed on September 9, 1996, as amended on January 30, 1997 and March 14, 1997

     10.16 Lease, dated as of October 1, 1996, between CSC and Reckson Operating Partnership, L.P., incorporated by reference to
                  Exhibit 10.41 to the Company's Annual Report of Form 10-K filed with the Commission on March 31, 1997

     10.17 1997 Stock Option Plan, as amended, incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-8 as filed with the Commission on September
                  19, 1997

     10.18 Registration Rights Agreement, dated as of April 26, 1996, among the Company, NatWest Securities Limited, Bear Stearns & Co. Inc., CIBC Wood Gundy Securities Corp. And Wasserstein Perella Securities, Inc., incorporated by reference to Exhibit 4.3 to the Company's Quarterly Report on Form 10-Q filed with the Commission on May 15, 1996

     10.19 Registration Rights Agreement, dated as of May 14, 1997, among the Company, CSC, CIBC Wood Gundy Securities Corp., Bear, Stearns & Co. Inc. and Oppenheimer & Co., Inc., incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-4 filed with the Commission on June 26, 1997

     10.20* Master Loan and Security Agreement, dated as of January 1, 1997, between CSC and Greenwich Capital Financial Products, Inc., as amended by the Extensiion Agreement, dated as of December 31, 1997, and the First Renewal Agreement, dated March 27, 1998.

     10.21* Revolving Credit and Security Agreement, dated as of February 3, 1998, among CSC, CFC and The CIT Group/Equipment Financing, Inc.

     10.22* Employment Agreement, dated as of April 18, 1997, between CSC and Peter S. Kucma

     10.23* Employment Agreement, dated as of April 24, 1997, between CSC and Gregg Armbrister

     10.24* Greenwich Refinancing Agreement, dated as of February 1998, between CSC-UK and certain of its subsidiaries and Greenwich

     10.25 Service Agreement, dated as of April 5, 1995, between CSC-UK and David Steene, incorporated by reference to Exhibit 10.33 to the Company's Registration Statement on Form S-1 as declared effective by the Commission on December 20, 1995.

     10.26 Service Agreement, dated as of April 5, 1995, between CSK-UK and Martin Brand, incorporated by reference to Exhibit 10.34 to the Company's Registration Statement on Form S-1 as declared effective by the Commission on December 20, 1995.

     10.27 Service Agreement, dated as of April 5, 1995, between CSC-UK, incorporated by reference to Exhibit 10.35 to the Company's Registration Statement on Form S-1 as declared effective by the Commission on December 20, 1995.

     11.1*        Computation of Earnings Per Share

     21.1*        Subsidiaries of the Company

     23.1*        Consent of KPMG Peat Marwick LLP

     23.2*        Consent of BDO Stoy Hayward

     27.1*        Financial Data Schedule for the year ended December 31, 1997

       *          Filed herewith.

(a) Reports on Form 8-K:

      1. Form 8-K dated October 9, 1997 reporting that a class action was filed against the Company and two of its officers and directors alleging violations of the federal securities laws.
      2. Form 8-K dated October 22, 1997 reporting the retention of Bear, Stearns & Co. Inc. as a financial advisor to explore strategic alternatives for the Company.
      3. Form 8-K dated October 29, 1997 reporting two additional class action complaints against the Company.
      4. Form 8-K dated November 18, 1997 reporting selected operating data for the quarter ending September 30, 1997.
      5. Form 8-K dated December 5, 1997 reporting the receipt of revised Non-Status Lending Guidelines for Lenders and Brokers in the UK from the Office of Fair Trading.
      6. Form 8-K dated December 18, 1997 reporting that the Company's Common Stock will be de-listed from the Nasdaq National Market pending a hearing to review the Company's compliance with the Nasdaq Listing Qualifications.

                                   SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                                       CITYSCAPE FINANCIAL CORP.


                                       By: /s/Robert C. Patent
                                           Robert C. Patent
                                           Vice Chairman of the Board,
                                           Executive Vice President and Director

Date:  March 31, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

            Signature                Title
            ---------                -----


     /s/Steven M. Miller             Chief Executive Officer, President and
---------------------------------    Director (Principal Executive Officer)
        Steven M. Miller


     /s/Robert C. Patent
---------------------------------    Vice Chairman of the Board and Director
        Robert C. Patent


      /s/Robert Grosser              Chairman of the Board and Director
---------------------------------
         Robert Grosser


      /s/Jonah L. Goldstein          Director
---------------------------------
       Jonah L. Goldstein


      /s/Arthur P. Gould             Director
---------------------------------
         Arthur P. Gould


     /s/Hollis W. Rademacher         Director
---------------------------------
       Hollis W. Rademacher


        /s/Tim S. Ledwick            Vice President, Chief Financial Officer
---------------------------------    (Principal financial officer and
         Tim S. Ledwick              principal accounting officer)

Date:  March 31, 1998

                                  EXHIBIT INDEX

    EXHIBIT
     NUMBER       DESCRIPTION OF EXHIBIT
     ------       ----------------------
      3.1         Certificate of Incorporation of the Company, as amended,
                  incorporated by reference to Exhibit 3.1 to the Company's
                  Registration Statement on Form S-4 filed with the Commission on June 26, 1997

      3.2 Bylaws of the Company, as amended, incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1 as declared effective by the Commission on December 20, 1995

      4.1 Indenture, dated as of May 7, 1996, between the Company and The Chase Manhattan Bank, N.A., incorporated by reference to
                  Exhibit 4.2 to the Company's Quarterly Report on Form 10-Q filed with the Commission on May 15, 1996

      4.2 Indenture, dated as of May 14, 1997, among the Company, CSC and The Chase Manhattan Bank, incorporated by reference to
                  Exhibit 4.1 to the Company's Registration Statement on Form S-4 filed with the Commission on June 26, 1997

     10.1 Lease Agreement, dated as of September 30, 1993, between CSC and Taxter Park Associates, as amended by the First Amendment to Lease, dated as of April 19, 1994, and the Second Amendment to Lease, dated as of May 12, 1995, incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-1 as declared effective by the Commission on December 20, 1995

     10.2 Sublease Agreement between KLM Royal Dutch Airlines and CSC, dated as of December 5, 1994, incorporated by reference to
                  Exhibit 10.2 to the Company's Registration Statement on Form S-1 as declared effective by the Commission on December 20, 1995

     10.3 Employment Agreement, dated as of January 1, 1995, between CSC and Robert Grosser, incorporated by reference to Exhibit 10.3 to the Company's Registration Statement on Form S-1 as declared effective by the Commission on December 20, 1995

     10.4 Employment Agreement, dated as of January 1, 1995, between CSC and Robert C. Patent, incorporated by reference to Exhibit
                  10.4 to the Company's Registration Statement on Form S-1 as declared effective by the Commission on December 20, 1995

     10.5 Employment Agreement, dated as of July 1, 1995, between CSC and Cheryl P. Carl, incorporated by reference to Exhibit 10.6 to the Company's Registration Statement on Form S-1 as declared effective by the Commission on December 20, 1995

     10.6 Employment Agreement, dated as of July 1, 1995, between CSC and Steven Weiss, incorporated by reference to Exhibit 10.8 to the Company's Registration Statement on Form S-1 as declared effective by the Commission on December 20, 1995

     10.7 Employment Agreement, dated as of July 1, 1995, between CSC and Jonah L. Goldstein, incorporated by reference to Exhibit
                  10.10 to the Company's Registration Statement on Form S-1 as declared effective by the Commission on December 20, 1995

     10.8 The Company's 1995 Stock Option Plan, incorporated by reference to Exhibit 10.20 to the Company's Registration Statement on Form S-1 as declared effective by the Commission on December 20, 1995

     10.9 The Company's 1995 Non-Employee Directors Stock Option Plan, incorporated by reference to Exhibit 10.21 to the Company's Registration Statement on Form S-1 as declared effective by the Commission on December 20, 1995

     10.10 Third Amendment to Lease, dated as of April 17, 1996, between CSC and Taxter Park Associates, incorporated by reference to
                  Exhibit 10.53 to the Company's Quarterly Report on Form 10-Q filed with the Commission on August 14, 1996

     10.11 Lease, dated as of April 18, 1996, among the Standard Life Assurance Company, City Mortgage Servicing Limited and CSC-UK, incorporated by reference to Exhibit 10.54 to the Company's Quarterly Report on Form 10-Q filed with the Commission on August 14, 1996

     10.12 Lease Agreement, dated as of July 7, 1996, between CSC and Robert Martin Company, incorporated by reference to Exhibit
                  10.56 to the Company's Quarterly Report on Form 10-Q filed with the Commission on August 14, 1996

     10.13 Employment Agreement, dated as of January 1, 1996, between CSC and Tim S. Ledwick, incorporated by reference to S-3 filed on September 9, 1996, as amended on January 30, 1997 and March 14, 1997

     10.14 Employment Agreement, dated as of February 1, 1996, between CSC and Robert J. Blackwell, incorporated by reference to S-3 filed on September 9, 1996, as amended on January 30, 1997 and March 14, 1997

     10.15 Registration Rights Agreement, dated as of November 22, 1996, among the Company, Mutual Shares Fund, Mutual Qualified Fund, Mutual Beacon Fund, Mutual Discovery Fund, Mutual European Fund, The Orion Fund Limited, Mutual Shares Securities Fund and Mutual Discovery Securities Fund, incorporated by reference to Exhibit 10.37 to the Company's Registration Statement on Form S-3 filed on September 9, 1996, as amended on January 30, 1997 and March 14, 1997

     10.16 Lease, dated as of October 1, 1996, between CSC and Reckson Operating Partnership, L.P., incorporated by reference to
                  Exhibit 10.41 to the Company's Annual Report of Form 10-K filed with the Commission on March 31, 1997

     10.17 1997 Stock Option Plan, as amended, incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-8 as filed with the Commission on September 19, 1997

     10.18 Registration Rights Agreement, dated as of April 26, 1996, among the Company, NatWest Securities Limited, Bear Stearns & Co. Inc., CIBC Wood Gundy Securities Corp. And Wasserstein Perella Securities, Inc., incorporated by reference to Exhibit
                  4.3 to the Company's Quarterly Report on Form 10-Q filed with the Commission on May 15, 1996

     10.19 Registration Rights Agreement, dated as of May 14, 1997, among the Company, CSC, CIBC Wood Gundy Securities Corp., Bear, Stearns & Co. Inc. and Oppenheimer & Co., Inc., incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-4 filed with the Commission on June 26, 1997

     10.20* Master Loan and Security Agreement, dated as of January 1, 1997, between CSC and Greenwich Capital Financial Products, Inc., as amended by the Extension Agreement, dated as of December 31, 1997, and the First Renewal Agreement dated March 27, 1998.

     10.21* Revolving Credit and Security Agreement, dated as of February 3, 1998, among CSC, CFC and The CIT Group/Equipment Financing, Inc.

     10.22* Employment Agreement, dated as of April 18, 1997, between CSC and Peter S. Kucma

     10.23* Employment Agreement, dated as of April 24, 1997, between CSC and Gregg Armbrister

     10.24* Greenwich Refinancing Agreement, dated as of February 1998, between CSC-UK and certain of its subsidiaries and Greenwich

     10.25 Service Agreement, dated as of April 5, 1995, between CSC-UK and David Steene, incorporated by reference to Exhibit 10.33 to the Company's Registration Statement on Form S-1 as declared effective by the Commission on December 20, 1995.

     10.26 Service Agreement, dated as of April 5, 1995, between CSK-UK and Martin Brand, incorporated by reference to Exhibit 10.34 to the Company's Registration Statement on Form S-1 as declared effective by the Commission on December 20, 1995.

     10.27 Service Agreement, dated as of April 5, 1995, between CSC-UK, incorporated by reference to Exhibit 10.35 to the Company's Registration Statement on Form S-1 as declared effective by the Commission on December 20, 1995.


     11.1*        Computation of Earnings Per Share

     21.1*        Subsidiaries of the Company

     23.1*        Consent of KPMG Peat Marwick LLP

     23.2*        Consent of BDO Stoy Hayward

     27.1*        Financial Data Schedule for the year ended December 31, 1997

       *          Filed herewith.