Form 10-Q
period 1998-03-31
CITYSCAPE FINANCIAL CORP
filed 1998-05-15
CIK 866253

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998


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

                 565 TAXTER ROAD, ELMSFORD, NEW YORK 10523-2300
          (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES, INCLUDING ZIP CODE)

                                 (914) 592-6677
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

              ____________________________________________________
   (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR IF CHANGED SINCE LAST
                                    REPORT)

INDICATE BY CHECK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.
         YES   X           NO
             ___              ___

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

                        52,810,782 SHARES $.01 PAR VALUE,
              OF COMMON STOCK, WERE OUTSTANDING AS OF MAY 11, 1998

                            CITYSCAPE FINANCIAL CORP.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                        THREE MONTHS ENDED MARCH 31, 1998


                                                                            PAGE
                                                                            ----
PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

Consolidated Statements of Financial Condition at March 31, 1998 and
   December 31, 1997                                                           2

Consolidated Statements of Operations for the three months ended
    March 31, 1998 and 1997                                                    3

Consolidated Statements of Cash Flows for the three months ended March
    31, 1998 and 1997                                                          4

Notes to Consolidated Financial Statements                                   5-9
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS                                         10-22

PART II - OTHER INFORMATION                                                23-27

                            CITYSCAPE FINANCIAL CORP.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (UNAUDITED)

                                                                               MARCH 31,        DECEMBER 31,
                                                                                 1998              1997
                                                                             -------------     -------------
ASSETS
  Cash and cash equivalents                                                  $   3,104,365     $   2,594,163
  Cash held in escrow                                                           14,793,197        24,207,517
  Mortgage servicing receivables                                                 7,338,248         9,524,535
  Trading securities                                                            96,363,044       126,475,656
  Mortgage loans held for sale, net                                             19,678,097        93,290,024
  Mortgages held for investment, net                                             8,199,764         6,530,737
  Equipment and leasehold improvements, net                                      5,709,335         6,058,206
  Investment in discontinued operations, net                                    95,155,892        84,232,000
  Income taxes receivable                                                       18,376,570        18,376,574
  Other assets                                                                  27,878,084        27,267,770
                                                                             -------------     -------------
     Total assets                                                            $ 296,596,596     $ 398,557,182
                                                                             =============     =============

LIABILITIES
  Warehouse financing facilities                                             $  12,257,521     $  77,479,007
  Accounts payable and other liabilities                                        72,960,124        63,427,810
  Allowance for losses                                                           7,338,647         4,555,373
  Income taxes payable                                                           2,427,711           300,000
  Notes and loans payable                                                      300,000,000       300,000,000
  Convertible subordinated debentures                                          129,620,000       129,620,000
                                                                             -------------     -------------
     Total liabilities                                                         524,604,003       575,382,190
                                                                             -------------     -------------


STOCKHOLDERS' EQUITY (DEFICIT)
  Preferred stock, $.01 par value, 10,000,000 shares authorized;
    5,295 shares issued and outstanding; Liquidation
    Preference - Series A Preferred Stock, $6,988,019; Series B
    Preferred Stock, $51,466,657 at March 31, 1998; 5,295 shares issued and outstanding; Liquidation Preference - Series A Preferred Stock,
    $6,820,800; Series B Preferred Stock, $47,046,745 at December 31, 1997              53                53
  Common stock, $.01 par value, 100,000,000 shares authorized;
    47,648,738 issued and outstanding at March 31, 1998 and
    December 31, 1997                                                              476,487           476,487
  Treasury stock, 70,000 shares at March 31, 1998 and December 31, 1997,
    at cost                                                                       (175,000)         (175,000)
  Additional paid-in capital                                                   175,477,104       175,477,104
  Retained earnings (accumulated deficit)                                     (403,786,051)     (352,603,652)
                                                                             -------------     -------------
     Total stockholders' equity (deficit)                                     (228,007,407)     (176,825,008)
                                                                             -------------     -------------

COMMITMENTS AND CONTINGENCIES
                                                                             -------------     -------------
     Total liabilities and stockholders' equity (deficit)                    $ 296,596,596     $ 398,557,182
                                                                             =============     =============

          See accompanying notes to consolidated financial statements.

                            CITYSCAPE FINANCIAL CORP.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                      THREE MONTHS ENDED MARCH 31,
                                                                        1998                1997
                                                                    ------------        ------------
REVENUES
  (Loss) gain on sale of loans                                      $ (4,425,047)       $ 26,775,590
  Net unrealized loss on valuation of residuals                       (7,100,000)                 --
  Interest                                                             3,201,928          17,695,223
  Mortgage origination income                                            899,308             784,130
  Other                                                                  233,012             294,440
                                                                    ------------        ------------
          Total revenues                                              (7,190,799)         45,549,383
                                                                    ------------        ------------

EXPENSES
  Salaries and employee benefits                                       9,771,879          10,756,244
  Interest expense                                                    14,181,530          15,625,268
  Selling expenses                                                       969,903             646,898
  Other operating expenses                                            15,684,469           6,373,345
  Restructuring charge                                                 3,233,760                  --
                                                                    ------------        ------------
          Total expenses                                              43,841,541          33,401,755
                                                                    ------------        ------------

  (Loss) earnings from continuing operations
    before income taxes                                              (51,032,340)         12,147,628
  Income tax provision                                                   150,059           4,661,533
                                                                    ------------        ------------
  (Loss) earnings from continuing operations                         (51,182,399)          7,486,095
  Discontinued operations:
    Earnings from discontinued operations,
      net of income tax provision of $6,534,994 in 1997                       --           9,308,696
                                                                    ------------        ------------
  Net (loss) earnings                                                (51,182,399)         16,794,791
  Preferred stock dividends - increase in liquidation preference       1,570,356                  --
  Preferred stock - default payments                                   3,016,774                  --
                                                                    ------------        ------------
NET (LOSS) EARNINGS APPLICABLE TO COMMON STOCK                      $(55,769,529)        $16,794,791
                                                                    ============        ============
Earnings (loss) per common share:
  Basic
    (Loss) earnings from continuing operations                      $      (1.17)       $       0.25
    Earnings from discontinued operations                                     --                0.32
                                                                    ------------        ------------
  Net (loss) earnings                                               $      (1.17)       $       0.57
                                                                    ============        ============

  Diluted
    (Loss) earnings from continuing operations                      $      (1.17)       $       0.24
    Earnings from discontinued operations                                     --                0.30
                                                                    ============        ============
  Net (loss) earnings                                               $      (1.17)(1)    $       0.54
                                                                    ============        ============

Weighted average number of common shares outstanding:
    Basic                                                             47,578,738          29,724,252
                                                                    ============        ============
    Diluted                                                           47,578,738(1)       30,880,485
                                                                    ============        ============

(1) For the three months ended March 31, 1998, the incremental shares from assumed conversions are not included in computing the diluted per share amounts because their effect would be antidilutive since an increase in the number of shares would reduce the amount of loss per share. Therefore, basic and diluted EPS figures are the same amount.

           See accompanying notes to consolidated financial statements.

                            CITYSCAPE FINANCIAL CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                           THREE MONTHS ENDED MARCH 31,
                                                                              1998              1997
                                                                         -------------     -------------
Cash flows from operating activities:
 (Loss) earnings from continuing operations                              $ (51,182,399)    $   7,486,095
    Adjustments to reconcile net (loss) earnings from continuing operations to net cash used in continuing operating activities:
      Depreciation and amortization                                            635,747           239,560
      Income taxes payable                                                   2,127,711           676,526
      Unrealized gain on securities                                                 --          (656,250)
      Decrease in mortgage servicing receivables                             2,186,288        16,182,288
      Decrease (increase) in trading securities                             30,112,612       (51,848,955)
      Net purchases of securities under agreements to resell                        --       104,408,656
      Proceeds from securities sold but not yet purchased                           --      (103,335,506)
      Proceeds from sale of mortgages                                      251,232,531       364,218,058
      Mortgage origination funds disbursed                                (185,812,768)     (389,765,219)
     Other, net                                                             26,145,939        12,222,056
                                                                         -------------     -------------
  Net cash provided by (used in) continuing operating activities            75,445,661       (40,172,691)
                                                                         -------------     -------------
  Net cash used in discontinued operating activities                       (10,923,892)      (10,755,611)
                                                                         -------------     -------------
  Net cash provided by (used in) operating activities                       64,521,769       (50,928,302)
                                                                         -------------     -------------

Cash flows from investing activities:
  Purchases of equipment                                                      (286,877)       (2,306,342)
  Proceeds from sale of mortgages held for investment                        1,496,796                --
                                                                         -------------     -------------
Net cash provided by (used in) investing activities                          1,209,919        (2,306,342)
                                                                         -------------     -------------
Cash flows from financing activities:
    (Decrease) increase in warehouse financings                            (65,221,486)       10,228,465
    Proceeds from notes and loans payable                                           --        49,000,000
    Repayment of notes and loans payable                                            --        (6,417,228)
    Net proceeds from issuance of common stock                                      --           309,625
                                                                         -------------     -------------
 Net cash (used in) provided by financing activities                       (65,221,486)       53,120,862
                                                                         -------------     -------------

Net increase (decrease) in cash and cash equivalents                           510,202          (113,782)
Cash and cash equivalents at beginning of period                             2,594,163           446,285
                                                                         -------------     -------------
Cash and cash equivalents at end of period                               $   3,104,365     $     332,503
                                                                         =============     =============

Supplemental disclosure of cash flow information:
  Income taxes paid during the period:
    Continuing operations                                                $       1,200     $   4,628,346
                                                                         =============     =============
    Discontinued operations                                              $          --     $          --
                                                                         =============     =============
  Interest paid during the period:
    Continuing operations                                                $   2,145,176     $   7,253,674
                                                                         =============     =============
    Discontinued operations                                              $          --     $     441,000
                                                                         =============     =============

          See accompanying notes to consolidated financial statements.

                            CITYSCAPE FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998
                                   (UNAUDITED)


1. Organization

         Cityscape Financial Corp. ("Cityscape" or the "Company") is a consumer finance company that, through its wholly-owned subsidiary, Cityscape Corp. ("CSC"), engages in the business of originating, purchasing, selling and servicing mortgage loans secured primarily by one- to four-family residences. The majority of the Company's loans are made to owners of single family residences who use the loan proceeds for such purposes as debt consolidation, financing of home improvements and educational expenditures, among others. CSC is licensed or registered to do business in 46 states and the District of Columbia. The Company commenced operations in the United Kingdom in May 1995 with the formation of City Mortgage Corporation Limited ("CSC-UK"), an English corporation that originates, sells and services loans in England, Scotland and Wales in which the Company initially held a 50% interest and subsequently purchased the remaining 50%. CSC-UK had no operations and no predecessor operations prior to May 1995. In April 1998, the Company sold all of the assets, and certain liabilities, of CSC-UK (see Note 3).

2. Basis of Presentation

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring accruals, considered necessary for a fair presentation of the results for the interim period have been included. Operating results for the three months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. The accompanying consolidated financial statements and the information included under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" should be read in conjunction with the consolidated financial statements and related notes of the Company for the year ended December 31, 1997.

         The Company's consolidated financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and the liquidation of liabilities and commitments in the normal course of business. The Company's operations for 1997 and the first quarter of 1998 have consumed substantial amounts of cash and have generated significant net losses which have reduced stockholders' equity to a deficit of $228.0 million at March 31, 1998. The Company is unable to access the capital markets, which negatively affects profitability, as well as liquidity. The profitability of the Company has been and will be adversely affected due to an inability to sell its loan production through securitizations. Furthermore, many of the loan products previously offered by the Company have been discontinued, and the Company anticipates that its revenues will be substantially lower in 1998 than in 1997. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management believes that the Company's future success is dependent upon its ability to (i) streamline its operations, (ii) successfully sell loans in the whole loan sales market, (iii) restructure its balance sheet,
(iv) access warehouse lines of credit and (v) retain an adequate number and mix of its employees. The Company has begun reducing costs and has expanded its secondary marketing and sales efforts to pursue whole loan sales opportunities. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

         The consolidated financial statements of the Company include the accounts of CSC and its wholly-owned subsidiaries. The Company has restated its prior financial statements to present the operating results of CSC-UK as a discontinued operation as discussed in Note 3. All significant intercompany balances and transactions have been eliminated in consolidation.

         Certain amounts in the statements have been reclassified to conform with the 1998 classifications.

3. The CSC-UK Sale; Discontinued Operations

         As a result of liquidity constraints, the Company adopted a plan in March 1998 to sell the assets of CSC-UK (the "CSC-UK Sale"). CSC-UK focused on lending to individuals who are generally unable to obtain mortgage financing from conventional UK sources such as banks and building societies because of impaired or unsubstantiated credit histories and/or unverifiable income, or who otherwise choose not to seek financing from conventional lenders. CSC-UK originated loans in the UK through a network of independent mortgage brokers and, to a lesser extent, through direct marketing to occupants of government-owned residential properties in the UK.

         In April 1998, pursuant to an Agreement for the Sale and Purchase of the Business of CSC-UK and its Subsidiaries and the Entire Issued Share Capital of City Mortgage Receivables 7 Plc, dated March 31, 1998 (the "UK Sale Agreement"), the Company completed the sale to Ocwen Financial Corporation ("Ocwen") and Ocwen Asset Investment Corp. ("Ocwen Asset") of substantially all of the assets, and certain liabilities, of the UK operations of CSC-UK (the "UK Sale"). The sale did not include the assumption by Ocwen of all of CSC-UK's liabilities, and therefore, no assurances can be given that claims will not be made against the Company in the future arising out of its former UK operations. Such claims could have a material adverse effect on the Company's financial condition and results of operations. The UK Sale included the acquisition by Ocwen of CSC-UK's whole loan portfolio and loan origination and servicing businesses for a price of pound sterling 249.6 million, the acquisition by Ocwen Asset of CSC-UK's securitized loan residuals for a price of pound sterling 33.7 million and the assumption by Ocwen of pound sterling 7.2 million of CSC-UK's liabilities. The price paid by Ocwen is subject to adjustment to account for the actual balances on the closing date of the loan portfolio and the assumed liabilities. As a result of the sale, the Company received net proceeds of approximately $102 million, less the costs of approximately $16 million related to the disposal of UK discontinued operations.

         Accordingly, the operating results of CSC-UK and its subsidiaries have been segregated from continuing operations and reported as a separate line item on the Company's financial statements. In addition, net assets of CSC-UK have been reclassified on the Company's financial statements as investment in discontinued operations. The Company has restated its prior financial statements to present the operating results of CSC-UK as a discontinued operation.

4. New Accounting Pronouncements

         In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). SOP 98-1 defines internal-use software and establishes accounting standards for the costs of such software. The Company has not completed its analysis of SOP 98-1.

5. Earnings Per Share

         Effective December 15, 1997, the Company adopted SFAS No. 128, "Earnings per Share". SFAS No. 128 simplifies the standards for computing earnings per share ("EPS") previously found in Accounting Principles Board Opinion No. 15 and makes them comparable to international earnings per share standards. It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator for the basic EPS computation to the numerator and denominator of the diluted EPS computation.

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

         The reconciliation of the numerators and denominators of the basic and diluted EPS computations for the three months ended March 31, 1998 and 1997 is as follows:

                                                  INCOME         SHARES         PER SHARE
1998                                            (NUMERATOR)   (DENOMINATOR)      AMOUNT
--------------------------------------------    -----------   -------------     ---------
Loss from continuing operations                ($51,182,399)
Less: Preferred stock dividends                   1,570,356
Less: Preferred stock default payments            3,016,774
                                               ------------

BASIC EPS
Earnings (loss) applicable to Common Stock      (55,769,529)    47,578,738         ($1.17)
                                                                                 ========
EFFECT OF DILUTIVE SECURITIES
Warrants                                                                --
Stock options                                                           --
Convertible preferred stock                                             --
Convertible Debentures                                                  --
                                               ------------     ----------
DILUTED EPS
Loss applicable to Common Stock+
  assumed conversions                          ($55,769,529)    47,578,738          ($1.17)
                                               ============     ==========        ========

1997
--------------------------------------------
Earnings from continuing operations              $7,486,095
Less: Preferred stock dividends                          --
                                               ------------
BASIC EPS
Earnings applicable to Common Stock               7,486,095     29,724,252           $0.25
                                                                                  ========
Effect of Dilutive Securities

Warrants                                                                --
Stock options                                                    1,156,233
Convertible Debentures                                                  --
                                               ------------     ----------
DILUTED EPS
Earnings applicable to Common Stock+
  assumed conversions                            $7,486,095     30,880,485           $0.24
                                               ============     ==========        ========

         For the three months ended March 31, 1998, the incremental shares from assumed conversions are not included in computing the diluted per share amounts because their effect would be antidilutive since an increase in the number of shares would reduce the amount of loss per share. Securities outstanding at March 31, 1998 that could potentially dilute basic EPS in the future are as follows: Convertible Debentures; Series A Preferred Stock; Series B Preferred Stock; Series A Warrants; Series B Warrants (as such terms are defined below); and options to purchase the Company's Common Stock, par value $0.01 per share (the "Common Stock"). For the three months ended March 31, 1997, the effect of the Convertible Debentures is antidilutive and is not included in the computation of diluted EPS.

6. Restructuring

         In February 1998, the Company announced that it has begun implementing a restructuring plan that includes streamlining and downsizing its operations. The Company has closed its branch operation in Virginia and significantly reduced its correspondent originations for the foreseeable future and has exited its conventional lending business. Accordingly, the Company has recorded a restructuring charge of $3.2 million. Of this amount, $1.1 million represents severance payments made to 142 former employees and $2.1 million represents costs incurred in connection with lease obligations and write-offs of assets no longer in service.

7. Valuation of Residuals

         The interests that the Company receives upon loan sales through its securitizations are in the form of interest-only and residual mortgage securities which are classified as trading securities.

         The table below summarizes the value of the Company's trading securities by product type.

                                              March 31,             December 31,
                                                 1998                   1997
                                             ------------           ------------
Home Equity                                  $ 43,303,778           $ 75,216,390
Sav*-A-Loan (R)                                53,059,266             51,259,266
                                             ------------           ------------
                                             $ 96,363,044           $126,475,656
                                             ============           ============

         In accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, the Company classifies the interest-only and residual certificates as "trading securities" and, as such, they are recorded at their fair value. Fair value of these certificates is determined based on various economic factors, including loan types, sizes, interest rates, dates of origination, terms and geographic locations. The Company also uses other available information such as reports on prepayment rates, interest rates, collateral value, economic forecasts and historical default and prepayment rates of the portfolio under review. If the fair value of the interest-only and residual certificates is different from the recorded value, the unrealized gain or loss will be reflected on the Consolidated Statements of Operations.

         The unrealized loss on valuation of residuals of $7.1 million recorded in the three months ended March 31, 1998 reflects an increase in the expected default rate on the Company's home equity securitizations. As a result of the recent increase in the volume of home equity loan liquidations resulting from the Company's increased liquidation efforts, and corresponding higher losses experienced than previously expected on such liquidations, the Company increased its default rate assumption to 3.3% per annum at March 31, 1998 from 1.7% per annum at December 31, 1997. At March 31, 1998 and December 31, 1997, the Company used a weighted average discount rate of 15% and a weighted average prepayment speed of 31.8% after the twelfth month.

         For the periods ended March 31, 1998 and December 31, 1997, the assumptions used to value the Sav*-A-Loan(R) trading securities included a weighted average discount rate of 15%, a weighted average default rate of 3.0% and a weighted average constant prepayment speed of 16.8%.

         In order to enhance the Company's liquidity position, in January 1998, the Company sold residual certificates and associated mortgage servicing receivables relating to certain of the Company's home equity loan products for net proceeds of $26.5 million (which equated to the book value at December 31, 1997).

8. Comprehensive Income

         During the first quarter of 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130 requires the reporting of comprehensive income in addition to net income from operations. Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income. The financial statements reflect the adoption of SFAS No. 130.

         Total comprehensive income (loss) for the three months ended March 31, 1998 and 1997 was ($55.8) million and $10.6 million, respectively. For the three months ended March 31, 1997, comprehensive income represented net income of $16.8 million and other comprehensive income (loss) of ($6.2) million, as detailed below.

                                  Before Tax     Tax Benefit       After Tax
                                 ------------    ------------     ------------
Unrealized holding losses        $ (1,699,278)    $  652,013       $(1,047,265)
Foreign currency translation       (8,419,719)     3,320,646        (5,189,073)
                                 ------------     ----------       -----------
                                 $(10,118,997)    $3,882,659       $(6,236,338)
                                 ============     ==========       ===========

9. Subsequent Events

         The Company deferred the May 1, 1998 interest payment on its 6% Convertible Subordinated Debentures due 2006 (the "Convertible Debentures") as part of its plan to reorganize its business. During the contractual 30-day cure period following such a deferral, the Company is continuing its dialogue with major bondholders to restructure its balance sheet.

         In May 1998, Moody's Investors Service ("Moody's") lowered its rating of the Company's 12-3/4% Senior Notes due 2004 to Ca from Caa3, as well as its ratings on the Company's Convertible Debentures to C from Ca. Also, in May 1998, Standard and Poor's Ratings Services ("S&P") withdrew its CCC counterparty credit rating on the Company and placed its CCC rating on the Company's Notes (as defined below) on "CreditWatch". These reductions in the ratings of the Company's debt will likely increase the Company's future borrowing costs.

         On May 1, 1998, the Company was informed by the Nasdaq Stock Market, Inc. ("Nasdaq") that the Company's Common Stock would be delisted from the Nasdaq SmallCap Market effective with the close of business on May 1, 1998, and that the Company does not meet the criteria necessary for immediate eligibility for quotation on the OTC Bulletin Board. As a result of this delisting, it is likely that the liquidity of the Company's Common Stock will be materially impaired which is likely to materially and adversely affect the price of the Common Stock.

         In November 1997, Resource Mortgage Banking, Ltd., Covino and Company, Inc. and LuxMac LLC filed against the Company, CSC and two of the Company's officers and directors in state court in Connecticut an application for a prejudgment remedy. The object of the application for the prejudgment remedy was to obtain a court order granting these plaintiffs prejudgment attachment against assets of the Company and CSC in Connecticut pending resolution of plaintiffs' underlying claims. Plaintiffs proposed to file an 18 count complaint against the defendants seeking $60 million in purported damages, injunctive relief, treble damages and punitive damages in an unspecified sum. In February 1998, Judge William B. Lewis orally granted defendants' motion to dismiss on the ground of forum non conveniens and entered a judgment of dismissal, and shortly thereafter, set in a memorandum of decision his reasons for granting the motion to dismiss. Plaintiffs did not file an appeal of the order of dismissal.

         In February 1998, Resource Mortgage Banking, Ltd., Covino and Company, Inc. and LuxMac LLC filed an action against the Company, CSC and two of the Company's officers and directors in state court in New York seeking $60 million in purported damages, injunctive relief, treble damages and punitive damages in an unspecified sum.

         In March 1998, plaintiffs sought a preliminary injunction to prevent the Company and CSC from selling certain assets known as strip, residuals, excess servicing and/or servicing rights and their substantial equivalent having as constituent any mortgage loan exceeding $350,000 generated by the Company or CSC between September 2, 1994, and April 1, 1997, and any mortgage loan exceeding $500,000 generated by the Company or CSC from April 1, 1997 to the present. The New York Court signed a temporary restraining order that required the Company and CSC to refrain from the specified sales.

         Settlement discussions commenced after plaintiffs' motion for preliminary injunction was fully submitted. Settlement negotiations were concluded and the litigation was settled shortly after the New York Court issued a decision in plaintiffs' favor. The Company paid and expensed $2.0 million to plaintiffs, and the Company, CSC and the defendant officers and directors gave releases in favor of the plaintiffs. Plaintiffs agreed to discontinue their claims with prejudice, withdraw as moot their motion for injunctive relief, consent to vacatur of injunctive relief in the litigation and gave releases in favor of the Company, CSC, and the defendant officers and directors.

PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements which involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors including, but not limited to, the ability to access loan warehouse or purchase facilities in amounts, if at all, necessary to fund the Company's loan production, the successful implementation of loan sales in the whole loan sales market, the ability of the Company to successfully restructure its balance sheet, the initiative to streamline the Company's operations, the ability of the Company to retain an adequate number and mix of its employees, legal proceedings and other matters, adverse economic conditions and other risks detailed from time to time in the Company's Securities and Exchange Commission (the "Commission") Reports. The Company undertakes no obligation to release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of anticipated or unanticipated events.

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

         For the last several months, the Company has been operating in an increasingly difficult environment and the Company expects to continue to operate in this environment for the foreseeable future. The market price of the Common Stock has fallen from a high during the first quarter of 1997 of $32.00 to a low during the fourth quarter of 1997 of $0.25. The Company's operations for 1997 and the first quarter of 1998 have consumed substantial amounts of cash and have generated significant net losses, which have reduced stockholders' equity to a deficit of $228.0 million at March 31, 1998. Because the Company has been operating on a negative cash flow basis over the last few years, the Company's ability to operate is dependent upon continued access to loan warehouse facilities and loan purchase facilities. The Company is unable to access the capital markets and is experiencing great difficulties in maintaining or securing loan warehouse or purchase facilities. The terms of the Company's current loan warehouse and purchasing facilities are less advantageous to the Company than the terms of the Company's prior facilities. The Company expects that its difficulties in accessing capital, which has had a negative impact on liquidity as well as profitability, will continue for the foreseeable future. The profitability of the Company has been and will continue to be adversely affected due to an inability to sell its loan production through securitizations. Furthermore, primarily due to a reduction in the Company's Correspondent Loan Acquisition Program, through which the Company originated a significant portion of its loan production from selected financial institutions and mortgage bankers known as loan correspondents, and the discontinuation of many of the loan products previously offered by the Company, the Company anticipates that its revenues will be substantially lower in 1998 than in 1997. There is substantial doubt about the Company's ability to continue as a going concern. The Company believes that its future success is dependent upon its ability to (i) access loan warehouse or purchase facilities, (ii) successfully sell loans in the whole loan sales market, (iii) restructure its balance sheet,
(iv) streamline its operations and (v) retain an adequate number and mix of its employees. No assurance can be given that the Company will be able to achieve these results.

         The Company's stockholders' deficit, recent losses and need to restructure its balance sheet create serious risks of loss for the holders of the Company's debt and equity securities. No assurances can be given that the Company will be successful in its restructuring efforts, or, that as a result of such efforts, the value of the Company's debt and equity securities will not be materially impaired. In particular, the Company can give no assurances that a successful restructuring will not result in a material impairment of the value of the Convertible Debentures or a severe or complete impairment of the value of the Company's preferred and common equity. The extent of any such impairment will depend on many factors including the outcome of the Company's discussions with its senior noteholders as well as other factors set forth in the paragraph discussing forward-looking statements above.

THE CSC-UK SALE; DISCONTINUED OPERATIONS

         As a result of liquidity constraints, the Company adopted a plan in March 1998 to sell the assets of CSC-UK. CSC-UK focused on lending to individuals who are generally unable to obtain mortgage financing from conventional UK sources such as banks and building societies because of impaired or unsubstantiated credit histories and/or unverifiable income, or who otherwise choose not to seek financing from conventional lenders. CSC-UK originated loans in the UK through a network of independent mortgage brokers and, to a lesser extent, through direct marketing to occupants of government-owned residential properties in the UK.

         In April 1998, pursuant to the UK Sale Agreement, the Company completed the sale to Ocwen and Ocwen Asset of substantially all of the assets, and certain liabilities, of the UK operations of CSC-UK. The sale did not include the assumption by Ocwen of all of CSC-UK's liabilities, and therefore, no assurances can be given that claims will not be made against the Company in the future arising out of its former UK operations. Such claims could have a material adverse effect on the Company's financial condition and results of operations. The UK Sale included the acquisition by Ocwen of CSC-UK's whole loan portfolio and loan origination and servicing businesses for a price of pound sterling 249.6 million, the acquisition by Ocwen Asset of CSC-UK's securitized loan residuals for a price of pound sterling 33.7 million and the assumption by Ocwen of pound sterling 7.2 million of CSC-UK's liabilities. The price paid by Ocwen is subject to adjustment to account for the actual balances on the closing date of the loan portfolio and the assumed liabilities. As a result of the sale, the Company received net proceeds of approximately $102 million, less the costs of approximately $16 million related to the disposal of UK discontinued operations.

         Accordingly, the operating results of CSC-UK and its subsidiaries have been segregated from continuing operations and reported as a separate line item on the Company's financial statements. In addition, net assets of CSC-UK have been reclassified on the Company's financial statements as investment in discontinued operations. The Company has restated its prior financial statements to present the operating results of CSC-UK as a discontinued operation.

LAWSUITS

         Beginning in September 1997, a number of class action lawsuits have been filed against the Company and certain of its officers and directors on behalf of all purchasers of the Common Stock. In these actions, plaintiffs allege that the Company and its senior officers engaged in securities fraud by affirmatively misrepresenting and failing to disclose material information regarding the lending practices of the Company's UK subsidiary, and the impact that these lending practices would have on the Company's financial results. Plaintiffs allege that a number of public filings and press releases issued by the Company were false or misleading. In each of the complaints, plaintiffs have asserted violations of Section 10(b) and Section 20(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Plaintiffs seek unspecified damages, including pre-judgment interest, attorneys' and accountants' fees, and court costs. See Part II, Item 1 for this and other legal proceedings. Although no assurance can be given as to the outcome of these lawsuits, the Company believes that the allegations in each of the actions are without merit and that its disclosures were proper, complete and accurate. The Company intends to defend vigorously against these actions and seek their early dismissal. These lawsuits, however, if decided in favor of plaintiffs, could have a material adverse effect on the Company.

DILUTION OF COMMON STOCK

         In April 1997 and again in September 1997, the Company issued Preferred Stock (as defined below) in exchange for aggregate gross proceeds of $100.0 million. The Company's Preferred Stock may be converted into Common Stock based on a conversion price related to a discounted market price of the Common Stock. As a result of the drop in the trading price of the Common Stock, the number of shares of Common Stock outstanding has increased substantially from 29,744,322 as of March 25, 1997 to 52,810,782 as of May 11, 1998 primarily as a result of such conversions. As of May 11, 1998, an aggregate of 4,374 shares and 392 shares of Series A Preferred Stock and Series B Preferred Stock, respectively, had been converted (626 shares and 4,608 shares, respectively remain outstanding) into an aggregate of 22,083,458 shares of Common Stock. As of May 11, 1998, all of the Series A Warrants and

Series B Warrants were outstanding. If all of the Series A Preferred Stock and Series B Preferred Stock were converted into Common Stock, the Company would not have sufficient authorized shares of Common Stock to satisfy all of such conversions. In addition, based on changes in the trading price of the Common Stock and the shares of Preferred Stock that remain outstanding, substantial dilution could occur in the future. See "Liquidity and Capital Resources -- Convertible Preferred Stock."


NASDAQ DELISTING

         In December 1997, the Company was notified by Nasdaq that the Common Stock would be delisted from the Nasdaq National Market as a result of the Company's non-compliance with Nasdaq's listing requirements and corporate governance rules. In January 1998 the Company received notice from Nasdaq that the Common Stock would be moved from the Nasdaq National Market to the Nasdaq SmallCap Market subject to the Company achieving a $1.00 per share bid price on or before May 22, 1998. As a result of the delisting from the Nasdaq National Market, the Company is subject to certain unfavorable provisions pursuant to the Certificates of Designations of the Company's Preferred Stock.

         On May 1, 1998, the Company was informed by Nasdaq that the Company's Common Stock would be delisted from the Nasdaq SmallCap Market effective with the close of business on May 1, 1998, and that the Company does not meet the criteria necessary for immediate eligibility for quotation on the OTC Bulletin Board. As a result of this delisting, it is likely that the liquidity of the Company's Common Stock will be materially impaired which is likely to materially and adversely affect the price of the Common Stock.


EMPLOYEE ATTRITION

         As a result of the difficult environment the Company has recently been operating in, the Company is experiencing an increase in the rate of attrition of its employees and an inability to attract, hire and retain qualified replacement employees. On December 31, 1997, the Company had 837 employees. As part of its initiatives designed to improve the efficiency and productivity of the Company's operations, the Company reduced its workforce by 142 employees in February 1998. Due to additional attrition, however, the Company's workforce was reduced to 556 employees as of March 31, 1998. Further attrition may hinder the ability of the Company to operate efficiently which could have a material adverse effect on the Company's results of operations and financial condition. No assurance can be given that such attrition will not occur.

RESTRUCTURING

         The Company has announced a number of initiatives and the exploration of strategic alternatives. These initiatives include the disposal of loans through whole loan sales and increased focus on the Company's higher margin product lines. The Company has announced that it has begun implementing a restructuring plan that includes streamlining and downsizing its operations. The Company has reduced its workforce and has closed its branch operation in Virginia, significantly reduced its correspondent originations for the foreseeable future and exited its conventional lending business. Accordingly, the Company has recorded a restructuring charge during the first quarter of 1998 of $3.2 million.

         In addition, the Company has retained CIBC Oppenheimer Corp. ("CIBC") to explore strategic alternatives. CIBC is advising the Company with respect to strategic alternatives including the restructuring, refinancing, recapitalization or reorganization of the Company. No assurance can be given that the Company will be successful in pursuing strategic alternatives or in implementing any of its initiatives. Furthermore, even if the Company is successful in implementing its strategic alternatives and initiatives, no assurance can be given as to the effect of any such success on the Company's results of operations or financial condition. In order to enhance the Company's liquidity position, in January 1998, the Company sold residual certificates and associated mortgage servicing receivables relating to certain of the Company's home equity loan products for net proceeds of $26.5 million. Additionally, in April 1998, the Company completed the UK sale and received net proceeds of approximately $102 million, less the costs of approximately $16 million related to the disposal of UK discontinued operations. The Company also deferred the May 1, 1998 interest payment on the Convertible Debentures as part of its plan to reorganize its business.

BUSINESS OVERVIEW

         The Company primarily generates income from gain on sale of loans recognized from premiums on loans sold through whole loan sales to institutional purchasers, interest earned on loans held for sale, excess mortgage servicing receivables, origination fees received as part of the loan application process and fees earned on loans serviced. Historically, the Company also recognized gain on sale of loans sold through securitizations. Recently, however, the Company has redirected its efforts to actively pursue the sale of its loans through whole loan sales rather than through securitizations. By employing whole loan sales, the Company is better able to manage its cash flow as compared to disposition of loans through securitizations. During the first quarter of 1998, all loans were sold through whole loan sales as compared to the first quarter of 1997, when all loans were sold into securitizations. The Company anticipates that substantially all of its loan production volume will be sold through whole loan sales in 1998. Whole loan sales produce lower margins than securitizations and, therefore, will negatively impact the Company's earnings.

         Gain on sale of loans through securitizations includes the present value of the differential between the interest rate payable by an obligor on a loan over the interest rate passed through to the purchaser acquiring an interest in such loan, less applicable recurring fees, including the costs of credit enhancements and trustee fees. For the three months ended March 31, 1997, gain on sale of loans also included gain on securitization representing the fair value of the interest-only and residual certificates that the Company received upon the sale of loans through securitizations which are reflected as trading securities.

         The following table sets forth selected operating data for the Company for the periods indicated:

                                                         THREE MONTHS ENDED
                                                              MARCH 31,
                                                    ---------------------------
                                                       1998             1997
                                                    ----------       ----------
                                                       (DOLLARS IN THOUSANDS)
ORIGINATION AND SALE DATA:
  Loan originations and purchases:
    Core Products(1)                                $   81,026       $  231,047
    Sav*-A-Loan(R)  Products(2)                         98,319          139,911
    Discontinued Products(3)                             4,336           17,112
                                                    ----------       ----------
                                                    $  183,681       $  388,070
                                                    ==========       ==========

  Average principal balance per loan
   originated and purchased                         $     52.3       $     55.7

  Weighted average coupon:
    Core Products:
      Fixed rate loans                                    10.3%            11.8%
      Variable rate loans                                  9.2%            10.4%
    Sav*-A-Loan(R) Products                               13.0%            14.1%
    Discontinued Products                                  9.0%            11.3%

  Loans sold                                        $  251,233       $  364,218

                                   AS OF MARCH 31, 1998        AS OF DECEMBER 31, 1997
                                 ------------------------      ------------------------
                                 DOLLARS IN   % OF SERVICED    DOLLARS IN   % OF SERVICED
                                 THOUSANDS      PORTFOLIO      THOUSANDS     PORTFOLIO
                                 ----------    ----------      ----------    ----------
PORTFOLIO DATA:
Serviced portfolio(4)            $1,495,507         100.0%     $2,231,519         100.0%
                                 ==========    ==========      ==========    ==========

Delinquencies:
  30-59 days delinquent          $   39,832           2.7%     $   65,063           2.9%
  60-89 days delinquent              15,870           1.0%         30,479           1.4%
  90 days or more delinquent         23,932           1.6%         27,808           1.3%
                                 ----------    ----------      ----------    ----------
Total delinquencies              $   79,634           5.3%     $  123,350           5.6%
                                 ==========    ==========      ==========    ==========

Defaults:
  Bankruptcies                   $   32,298           2.2%     $   25,131           1.1%
  Foreclosures                       88,088           5.9%        100,901           4.5%
                                 ----------    ----------      ----------    ----------
Total defaults                   $  120,386           8.1%     $  126,032           5.6%
                                 ==========    ==========      ==========    ==========

REO property                     $   12,621           0.8%     $    8,549           0.4%
                                 ==========    ==========      ==========    ==========
Charge-offs                      $    4,671           0.3%     $    4,734           0.2%
                                 ==========    ==========      ==========    ==========

(1) Fixed and adjustable rate residential mortgage loans for refinancing, educational, home improvement and debt consolidation purposes and fixed adjustable rate purchase money loans.

(2) Loans generally made to homeowners with little or no equity in their property but who possess favorable credit profile and debt-to-income ratio and who often use the proceeds from such loans to repay outstanding indebtedness as well as make home improvements.

(3) Discontinued in April 1998, includes jumbo loans, conventional home loans, Title I loans and loans on small multi-family and mixed-use properties.

(4) Excludes loans serviced pursuant to contract servicing agreements.

RESULTS OF OPERATIONS

Three Months Ended March 31, 1998 Compared to Three Months Ended March 31, 1997

         During the first three months of 1998, the Company recorded negative revenues of $7.2 million primarily as a result of a loss on sale of loans of $4.4 million and the recording of a $7.1 net unrealized loss on the Company's trading securities. This represents a $52.7 decrease from the first three months of 1997 primarily as a result of the lower gain recorded on its sale of loans.

         For the first three months of 1998, the Company recorded a net loss on sale of loans totaling $4.4 million. This loss was primarily due to the sale of $251.2 million of whole loans at an average net premium received of 0.7% as compared to the average premium paid on such loans of 2.4%. Approximately
$151.0 million of the whole loan sales represented loans sold on a non-recourse basis into the Company's purchase facility. The Company retains a participation in future profits on these loans but has not recorded any gain related to this profit participation. There can be no assurance that the Company will realize any future profits on these loans. As a result of the Company's significant reduction in the volume of correspondent originations the Company expects to continue a reduction in the weighted average premiums paid. During the first three months of 1997, the Company recognized $26.8 million of gain on sale of loans representing a weighted average gain of 7.4% on $364.2 million of loans sold into securitizations. The Company expects that it will continue to sell the majority of loans through whole loan sales and therefore expects to continue to recognize lower net margins as compared to the margins recognized in 1997.

         The unrealized loss on valuation of residuals of $7.1 million recorded for the three months ended March 31, 1998, reflects an increase in the expected default rate on the Company's home equity securitizations. As a result of a recent increase in the volume of liquidations, and corresponding losses experienced on such liquidations, the Company determined that the default rates implied by the values at December 31, 1997, should be revised from 1.7% per annum to 3.3% per annum.

         Interest income decreased $14.5 million or 81.9% to $3.2 million for the three months ended March 31, 1998 from $17.7 million for the comparable period in 1997. This decrease was due primarily to lower average balances of loans held for sale resulting from more loans sold than originated and purchased for the three months ended March 31, 1998 as compared to the comparable period in 1997.

         Mortgage origination income increased $115,178 or 14.7% to $899,308 for the three months ended March 31, 1998 from $784,130 for the comparable period in 1997. This increase was due primarily to an increased average application fee charged on core brokered loan products.

         Other income decreased $61,428 or 20.9% to $233,012 for the three months ended March 31, 1998 from $294,440 for the comparable period in 1997. This decrease was due primarily to decreased servicing income primarily due to the continued attrition of the loans that were sold with servicing retained prior to the Company's adoption of SFAS No. 122, "Accounting for Mortgage Servicing Rights."

         Total expenses increased $10.4 million or 31.1% to $43.8 million for the three months ended March 31, 1998 from $33.4 million for the comparable period in 1997. This increase was due primarily to increased other operating expenses relating to increased professional fees as well as $3.3 million of restructuring charges and $2.0 million relating to the settlement of a lawsuit.

         Salaries and employee benefits decreased $1.0 million or 9.3% to $9.8 million for the three months ended March 31, 1998 from $10.8 million for the comparable period in 1997. This decrease was due primarily to decreased staffing levels to 556 employees at March 31, 1998 with an average of 654 employees during the first quarter of 1998, as compared to 809 employees as of March 31, 1997 with an average of 731 employees during the first quarter of 1997. This decrease was primarily a result of the Company's restructuring and streamlining efforts.

         Interest expense decreased $1.4 million or 9.0% to $14.2 million for the three months ended March 31, 1998 from $15.6 million for the comparable period in 1997. This decrease was due primarily to a lower average balance of loans on the warehouse finance lines due to lower originations during the three months ended March 31, 1998 as compared to the same period in 1997.

         Selling and other expenses increased $9.7 million or 138.6% to $16.7 million for the three months ended March 31, 1998 from $7.0 million for the comparable period in 1997. This increase was due primarily to increased operating costs of $9.3 million or 145.3% to $15.7 million for the three months ended March 31, 1998 from $6.4 million for the comparable period in 1997 from increased professional fees as a result of the Company's restructuring and streamlining efforts as well as a $2.0 million charge due to the settlement of a lawsuit.

         During the three months ended March 31, 1998, the Company recorded a restructuring charge of $3.2 million. This charge was related to a restructuring plan that includes streamlining and downsizing the Company's operations. The Company has closed its branch operation in Virginia and significantly reduced its correspondent originations for the foreseeable future and has exited its conventional lending business. Of the $3.2 million, $1.1 million represents severance payments made to 142 former employees; and $2.1 million represents costs incurred with lease obligations and write-offs of assets no longer in service.

         The Company recorded a net loss applicable to common stock of $55.8 million for the three months ended March 31, 1998 as compared to net earnings applicable to common stock of $16.8 million for the three months ended March 31, 1997. This loss was due primarily to a $51.2 million loss from continuing operations due to decreased loan originations, as well as decreased gain on sale of loans due to the Company's strategy of selling loans through whole loan sales instead of through securitizations. Additionally, during the first quarter of 1998, the Company did not record any earnings from discontinued operations of CSC-UK, as compared to earnings from CSC-UK of $9.3 million during the first quarter of 1997. An increase in the liquidation preference of the preferred stock in lieu of dividends and default payments of $4.6 million was recorded during the first quarter of 1998 further increasing the net loss applicable to common stock.

FINANCIAL CONDITION

March 31, 1998 Compared to December 31, 1997

         Cash and cash equivalents increased $0.5 million or 19.2% to $3.1 million at March 31, 1998 from $2.6 million at December 31, 1997.

         Mortgage servicing receivables decreased $2.2 million or 23.2% to $7.3 million at March 31, 1998 from $9.5 million at December 31, 1997. This decrease was the result of the sale of the mortgage servicing receivables associated with the sale of the residuals in January 1998.

         Trading securities, which consist of interest-only and residual certificates, decreased $30.1 million or 23.8% to $96.4 million at March 31, 1998 from $126.5 million at December 31, 1997. This decrease was due primarily to the Company's sale of residual certificates and related mortgage servicing receivables relating to certain of the Company's home equity loan products for net proceeds of $26.5 million during the first quarter of 1998 to enhance the Company's liquidity position. Additionally, the Company recorded a write-down of $7.1 million resulting from an increase in the expected default rate used to value such residuals reflecting the Company's recent increase in losses on liquidation of non-performing loans in its home equity portfolio.

         Mortgage loans held for sale, net decreased $73.6 million or 78.9% to $19.7 million at March 31, 1998 from $93.3 million at December 31, 1997. This decrease was due primarily to the volume of loans sold exceeding the volume of loans originated during the first three months of 1998.

         Mortgage loans held for investment, net increased $1.7 million or 26.2% to $8.2 million at March 31, 1998 from $6.5 million at December 31, 1997. This increase was due primarily to $1.7 million of loans reclassified from mortgages held for sale primarily due to the Company's inability to sell such loans. During the first quarter, the Company sold $2.1 million of mortgage loans held for investment, net at a price equated to the book value at December 31, 1997. As a percentage of total assets, mortgage loans held for investment, net increased to 2.8% at March 31, 1998 from 1.6% at December 31, 1997.

         Other assets increased $0.6 million or 2.2% to $27.9 million at March 31, 1998 from $27.3 million at December 31, 1997. This increase was due primarily to an increase in accounts receivable of $4.3 million partially offset by decreases in accrued interest receivable and deferred debt issuance costs.

         Warehouse financing facilities outstanding decreased $65.2 million or 84.1% to $12.3 million at March 31, 1998 from $77.5 million at December 31, 1997. This decrease was due primarily to the decreased origination volume as well as the volume of loans sold exceeding the volume of loans originated during the first three months of 1998.

         Accounts payable and other liabilities increased $9.6 million or 15.1% to $73.0 million at March 31, 1998 from $63.4 million at December 31, 1997. This increase was due primarily to the increased accrued interest payable relating to the Notes, as well as the recording of an accrued liability relating to the settlement of a lawsuit.

         Allowance for losses increased $2.7 million or 58.7% to $7.3 million at March 31, 1998 from $4.6 million at December 31, 1997. This increase was due primarily to an increase in the expected losses on the Company's home equity loan pools and the costs associated with servicing such pools.

         The stockholders' deficit increased $51.2 million or 29.0% to a deficit of $228.0 million at March 31, 1998 as compared to a stockholders' deficit of $176.8 million at December 31, 1997. This increase in the deficit was the result of a net loss of $51.2 million for the three months ended March 31, 1998.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's business requires substantial cash to support its operating activities. The Company's principal cash requirements include the funding of loan production, payment of interest expenses, operating expenses and income taxes. The Company uses its cash flow from whole loan sales, loans sold through securitizations, loan origination fees, processing fees, net interest income and borrowings under its loan warehouse and purchase facilities to meet its working capital needs. There can be no assurance that existing lines of credit can be extended or refinanced or that funds generated from operations will be sufficient to satisfy obligations. In October 1997, the Company announced that it was exploring strategic alternatives for the Company's ability to continue as a going concern. In April 1998, the Company completed the UK Sale and received net proceeds of approximately $102 million, less the costs of approximately $16 million related to the disposal of UK discontinued operations. The Company believes that its future success is dependent upon its ability to
(i) access loan warehouse or purchase facilities, (ii) successfully sell loans in the whole loan sales market, (iii) restructure its balance sheet, (iv) streamline its operations and (v) retain an adequate number and mix of its employees. No assurance can be given that the Company will be able to achieve these results. The implementation of any of these or other liquidity initiatives is likely to have a negative impact on the Company's profitability. The Company's liquidity is dependent upon its continued access to funding sources and can be negatively affected by a number of factors including conditions in the whole loan sale market and the Company's ability to sell certain assets. No assurances can be given as to such continued access or the occurrence of such factors. In addition, the Company will be required to restructure its balance sheet in the near term in order to meet its longer term liquidity needs.

         The Company has operated, and expects to continue to operate, on a negative cash flow basis. During the three months ended March 31, 1998 and 1997, the Company was provided net cash of $75.4 million and used net cash of $40.2 million from continuing operations, respectively. Additionally, in the three months ended March 31, 1998 and 1997, the Company was provided $1.2 million and used $2.3 million, respectively, in investing activities. During 1997, the Company's sale of loans through securitizations has resulted in a gain on sale of loans through securitizations recognized by the Company. The recognition of this gain on sale had a negative impact on the cash flow of the Company because significant costs are incurred upon closing of the transactions giving rise to such gain and the Company is required to pay income taxes on the gain on sale in the period recognized, although the Company does not receive the cash representing the gain until later periods as the related loans are repaid or otherwise collected. During the three months ended March 31, 1998 and 1997, the Company used cash from financing activities of $65.2 million and received cash from financing activities of $53.1 million, respectively. During the three months ended March 31, 1998 and 1997, the Company used net cash in discontinued operations of $10.9 million and $10.8 million, respectively.

         The Company is required to comply with various operating covenants as defined in the agreements described below. The covenants include restrictions, on among other things, the ability to (i) incur or suffer the existence of indebtedness, (ii) incur or suffer to exist liens or other encumbrances on certain assets, (iii) to engage in dissolutions, consolidations, reorganizations, mergers, sales, transfers of assets or certain changes of control (iv) incur or suffer to exist any lease obligations on real or personal property, (v) engage in sale-leaseback transactions, (vi) declare, pay or set apart funds for dividends, distributions or the acquisition of capital stock, or redeem, repurchase or otherwise acquire for value the capital stock of the Company, CSC or certain affiliates, (vii) make investments, loans or purchase or otherwise acquire an interest in another Person, (viii) engage in derivatives or hedging transactions, (ix) assume, guarantee or become directly or contingently responsible for the obligations of another Person, (x) enter into transactions with any affiliate, (xi) make bulk purchase of mortgage loans, (xii) forgive indebtedness, (xiii) create subsidiaries, (xiv) limit the transfer of property or assets, the payment of dividends or the lending of funds among affiliates and (xv) change its line of business.

         In May 1998, Moody's lowered its rating of the Company's Notes to Ca from Caa3, as well as its ratings on the Company's Convertible Debentures to C from Ca. Also, in May 1998, S&P withdrew its CCC counterparty credit rating on the Company and placed its CCC rating on the Company's Notes on "CreditWatch". These reductions in the ratings of the Company's debt will likely increase the Company's future borrowing costs.

Credit Facilities

         Greenwich Warehouse Facility. In January 1997, the CSC entered into a secured warehouse credit facility with Greenwich Capital Financial Products, Inc., an affiliate of Greenwich Capital Markets, Inc. (referred to herein, including any affiliates as "Greenwich") to provide a $400.0 million warehouse facility under which CSC borrows funds on a short-term basis to support the accumulation of loans prior to sale (the "Greenwich Facility"). Advances under the Greenwich Facility bore interest at a rate of LIBOR plus 150 basis points. The Greenwich Facility is secured by certain residual securities pledged by CSC. This facility was terminated on December 31, 1997, at which time CSC and Greenwich entered into an extension agreement through May 31, 1998 (as amended, the "Extension Agreement"). The Extension Agreement provides for a maximum credit line of $150.0 million, subject to adjustment by Greenwich, at an interest rate of LIBOR plus 200 basis points (7.75% at March 31, 1998) and a fee of 0.25% of the aggregate principal balance of loans to be paid to Greenwich in connection with any sale or securitization of any other transfer to any third party of loans funded under this agreement. As of March 31, 1998, $4.7 million was outstanding under this agreement. There can be no assurance that CSC can extend the term of the Greenwich Facility or obtain any replacement financing beyond May 31, 1998.

         CIT Warehouse Facility. On February 3, 1998, CSC entered into a revolving credit facility with the CIT Group/Equipment Financing, Inc. (the "CIT Facility") to finance CSC's origination and purchase of mortgage loans, the repayment of certain indebtedness and, subject to certain limits, other general corporate purposes. The CIT Facility is guaranteed by the Company, and bears interest at the prime rate plus 50 basis points. Pursuant to the CIT Facility, CSC has available a secured revolving credit line in an amount equal to the lesser of (i) $30.0 million or (ii) a commitment calculated as a percentage (generally 80% or 85%) of the mortgage loans securing the CIT Facility. The CIT Facility is also subject to sublimits on the amount of certain varieties of mortgage loan products that may be used to secure advances thereunder. In addition, the CIT Facility is secured by a pledge of 65% of the capital stock of CSC-UK and certain residual securities pledged by the Company. The CIT Facility terminates on February 3, 2000. As of March 31, 1998, the outstanding balance on the CIT Facility was $7.6 million.

LOAN SALES

         Company disposed of all of its loan production through whole loan sales where the Company receives a cash premium at the time of sale. In 1997, 1996, 1995 and the first quarter of 1998, the Company sold $518.4 million, $73.5 million, $185.8 million and $251.2 million, respectively, in whole loan sales, accounting for 31.7%, 5.6%, 24.8% and 100.0% of all loan sales in the respective periods. As a result of the Company's financial condition, the Company is currently unable to sell its loans through securitizations and expects to sell its loans through whole loan sales during 1998.

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

         The Company has derived a significant portion of its income by recognizing gains upon the sale of loans through securitizations based on the fair value of the interest-only and residual certificates that the

Company receives upon the sale of loans through securitizations and on sales into loan purchase facilities. In loan sales through securitizations, the Company sells loans that it has originated or purchased to a trust for a cash purchase price and interests in such trust consisting of interest-only regular interest and the residual interest which are represented by the interest-only and residual certificates. The cash purchase price is raised through an offering by the trust of pass-through certificates representing regular interests in the trust. Following the securitization, the purchasers of the pass-through certificates receive that principal collected and the investor pass-through interest rate on the principal balance, while the Company recognizes as current revenue the fair value of the interest-only and residual certificates.

         Since it adopted SFAS No. 122, "Accounting for Mortgage Servicing Rights" in October 1995, the Company recognizes as an asset the capitalized value of mortgage servicing receivable based on their fair value. The fair value of these assets is determined based on various economic factors, including loan types, sizes, interest rates, dates of origination, terms and geographic locations. The Company also uses other available information applicable to the types of loans the Company originates and purchases (giving consideration to such risks as default and collection) such as reports on prepayment rates, interest rates, collateral value, economic forecasts and historical default and prepayment rates of the portfolio under review. The Company estimates the expected cash flows that it will receive over the life of a portfolio of loans. These expected cash flows constitute the excess of the interest rate payable by the obligors of loans over the interest rate passed through to the purchaser, less applicable recurring fees and credit losses. The Company discounts the expected cash flows at a discount rate that it believes is consistent with the required risk-adjusted rate of return of an independent third party purchaser of the interest-only and residual certificates or mortgage servicing receivables. As of March 31, 1998, the Company's balance sheet reflected the fair value of interest-only and residual certificates and mortgage servicing receivables of $96.4 million and $7.3 million less an allowance for losses of $7.3 million, respectively.

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

CONVERTIBLE DEBENTURES

         In May 1996, the Company issued $143.8 million of 6% Convertible Subordinated Debentures due 2006, convertible at any time prior to redemption of maturity, at the holder's option, into shares of the Company's Common Stock at a conversion price of $26.25, subject to adjustment. The Convertible Debentures may be redeemed, at the option of the Company, in whole or in part, at any time after May 15, 1999 at predetermined redemption prices together with accrued and unpaid interest to the date fixed for redemption. The coupon at 6% per annum, is payable semi-annually on each May 1 and November 1, having commenced November 1, 1996. The Company deferred the May 1, 1998 interest payment as part of its plan to reorganize the business. The terms of the indenture governing the Convertible Debentures do not limit the incurrence of additional indebtedness by the Company, nor do they limit the Company's ability to make payments such as dividends.

         In April 1997, the Company induced the conversion of $14.0 million aggregate principal amount of its Convertible Debentures resulting in the issuance upon conversion of 533,332 shares of the Common Stock (at a conversion price of $26.25 per share) pursuant to the terms of the Convertible Debentures. To induce conversion, the Company issued an additional 342,708 shares of Common Stock and paid the holders of the induced Convertible Debentures $420,000 in cash. In the second quarter of 1997, these transactions resulted in the reduction of Convertible Debentures by $14.0 million, a charge to interest expense of $4.7 million related to the fair market value of the 342,708 inducement shares ($4.3 million) and the cash payment and an increase in stockholders' equity of $18.2 million due to the issuance of the conversion shares and the inducement shares. The net effect of these transactions was an increase of $13.6 million to stockholders' equity in the second quarter of 1997. During 1997, an aggregate of $14.1 million of Convertible Debentures had been converted into Common Stock, including the induced conversion described above. As of May 11, 1998, there were $129.6 million of Convertible Debentures outstanding.

SENIOR NOTES

         In May 1997, the Company issued $300.0 million aggregate principal amount of 12-3/4% Senior Notes due 2004 in a private placement. Such Notes are not redeemable prior to maturity except in limited circumstances. The coupon at 12-3/4% per annum, is payable semi-annually on each June 1 and December 1, having commenced December 1, 1997. In September 1997, the Company completed the exchange of such Notes for a like principal amount of 12-3/4% Series A Senior Notes due 2004 (the "Notes") which have the same terms in all material respects, except for certain transfer restrictions and registration rights.

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

         In March 1998, the Company elected to add an amount equal to the dividend to the Liquidation Preference of the Series A Preferred Stock in lieu of payment of such dividend. In addition, amounts equal to 3% of the Liquidation Preference for each 30-day period (prorated for shorter periods) was added to the Liquidation Preference due to the delisting of the Company's Common Stock from the Nasdaq National Market on January 29, 1998 (as discussed below). As of March 31, 1998, the new Liquidation Preference varies up to $11,104 per share.

         The Series A Preferred Stock is redeemable at the option of the Company at a redemption price equal to 120% of the Liquidation Preference under certain circumstances. The Series A Preferred Stock is convertible into shares of Common Stock, subject to redemption rights, at a conversion price equal to the lowest daily sales price of the Common Stock during the four consecutive trading days (or with respect to conversions from December 24, 1997 through the earlier of the tenth day after the effective date of a registration statement or July 24, 1998, 187 calendar days) immediately preceding such conversion, discounted by up to 4% and subject to certain adjustments.

         As of May 11, 1998, an aggregate of 4,374 shares of the Series A Preferred Stock had been converted (626 shares remain outstanding) into an aggregate of 12,681,270 shares of Common Stock. As of May 11, 1998, all Series A Warrants were outstanding.

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

         In March 1998, the Company elected to add an amount equal to the dividend to the Liquidation Preference of the Series B Preferred Stock in lieu of payment of such dividend. In addition, amounts equal to 3% of the Liquidation Preference for each 30-day period (prorated for shorter periods) was added to the Liquidation Preference due to the delisting of the Company's Common Stock from the Nasdaq National Market on January 29, 1998. As of March 31, 1998, the new Liquidation Preference is $11,133 per share.

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

         As of May 11, 1998, an aggregate of 392 shares of Series B Preferred Stock had been converted (4,608 shares remain outstanding) into an aggregate of 9,402,188 shares of Common Stock. As of May 11, 1998, all Series B Warrants were outstanding.

         As of May 11, 1998, if all of the outstanding shares of the Series A Preferred Stock and Series B Preferred Stock were converted into Common Stock, the Company would not have sufficient authorized shares of Common Stock to satisfy such conversions.

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

SALE OF RESIDUAL CERTIFICATES AND MORTGAGE SERVICING RECEIVABLES

         In order to enhance the Company's liquidity position, in January 1998, the Company sold residual certificates and associated mortgage servicing receivables relating to certain of the Company's home equity loan products for net proceeds of $26.5 million (which equated to the book value at December 31, 1997).

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

         In these actions, plaintiffs allege that the Company and its senior officers engaged in securities fraud by affirmatively misrepresenting and failing to disclose material information regarding the lending practices of the Company's UK subsidiary, and the impact that these lending practices would have on the Company's financial results. Plaintiffs allege that a number of public filings and press releases issued by the Company were false or misleading. In each of the putative class action complaints, plaintiffs have asserted violations of Section 10(b) and Section 20(a) of the Exchange Act. Plaintiffs seek unspecified damages, including pre-judgment interest, attorneys' and accountants' fees and court costs.

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

         In November 1997, Resource Mortgage Banking, Ltd., Covino and Company, Inc. and LuxMac LLC filed against the Company, CSC and two of the Company's officers and directors in state court in Connecticut an application for a prejudgment remedy. The object of the application for the prejudgment remedy was to obtain a court order granting these plaintiffs prejudgment attachment against assets of the Company and CSC in Connecticut pending resolution of plaintiffs' underlying claims. Plaintiffs proposed to file an 18 count complaint against the defendants seeking $60 million in purported damages, injunctive relief, treble damages and punitive damages in an unspecified sum. In February 1998, Judge William B. Lewis orally granted defendants' motion to dismiss on the ground of forum non conveniens and entered a judgment of dismissal, and shortly thereafter, set in a memorandum of decision his reasons for granting the motion to dismiss. Plaintiffs did not file an appeal of the order of dismissal.

         In February 1998, Resource Mortgage Banking, Ltd., Covino and Company, Inc. and LuxMac LLC filed an action against the Company, CSC and two of the Company's officers and directors in state court in New York seeking $60 million in purported damages, injunctive relief, treble damages and punitive damages in an unspecified sum.

         In March 1998, plaintiffs sought a preliminary injunction to prevent the Company and CSC from selling certain assets known as strip, residuals, excess servicing and/or servicing rights and their substantial equivalent having as constituent any mortgage loan exceeding $350,000 generated by the Company or CSC between September 2, 1994, and April 1, 1997, and any mortgage loan exceeding $500,000 generated by the Company or CSC from April 1, 1997 to the present. The New York Court signed a temporary restraining order that required the Company and CSC to refrain from the specified sales.

         Settlement discussions commenced after plaintiffs' motion for preliminary injunction was fully submitted. Settlement negotiations were concluded and the litigation was settled shortly after the New York Court issued a decision in plaintiffs' favor. The Company paid and expensed $2.0 million to plaintiffs, and the Company, CSC and the defendant officers and directors gave releases in favor of the plaintiffs. Plaintiffs agreed to discontinue their claims with prejudice, withdraw as moot their motion for injunctive relief, consent to vacatur of injunctive relief in the litigation and gave releases in favor of the Company, CSC and the defendant officers and directors.

         In February 1998, a putative class action lawsuit (the "Simpson Action") was filed against the Company in the U.S. District Court for the Northern District of Mississippi (Greenville Division). The Simpson Action is a class action brought under the anti-kickback provisions of Section 8 of the Real Estate Settlement Procedures Act ("RESPA"). The complaint alleges that, on November 19, 1997, plaintiff Laverne Simpson, through the services of Few Mortgage Group ("Few"), a mortgage broker, obtained refinancing for the mortgage on her residence in Greenville, Mississippi. Few secured financing for plaintiff through Cityscape. In connection with the financing, Cityscape is alleged to have paid a premium to Few in the amount of $1,280.00. Plaintiff claims that the payment was a referral fee and duplicative payment prohibited under Section 8 of RESPA. Plaintiff is seeking compensatory damages for the amounts "by which the interest rates and points charges were inflated." Plaintiff also claims to represent a class consisting of all other persons similarly situated, that is, persons (a) who secured mortgage financing from Cityscape through mortgage brokers from an unspecified period to date (claims under Section 8 of RESPA are governed by a one year statute of limitations), and (b) to whose mortgage broker Cityscape paid a fee to the mortgage broker who originated the class member's loan. Plaintiff is seeking to recover compensatory damages, on behalf of the putative class, which is alleged to be "numerous," for the amounts that "the interest rates and points charges were inflated" in connection with each class member's mortgage loan transaction. The Company answered the complaint and Plaintiff has not yet moved for class certification. As of May 14, 1998, there had been no ruling on the merits of either plaintiff's individual claim or the claims of the putative class.

         In April 1998, the Company was named as a defendant in an Amended Complaint filed against 59 separate defendants in the Circuit Court for Baltimore City entitled Peaks v. A Home of Your Own, Inc., et al. This action is styled as a class action and alleges various causes of action (including Conspiracy to Defraud, Fraud, Violation of Maryland Consumer Protection Act and Unfair Trade Practices, Negligent Misrepresentation, and Negligence) against multiple parties relating to 89 allegedly fraudulent mortgages made on residential real estate in Baltimore, Maryland. The Company is alleged to have purchased at least 8 of the loans (and may have purchased 15 of the loans) at issue in the Complaint. The Company has not yet been involved in any discovery and has yet to file its response.

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

         In January 1998, the Company commenced a breach of contract action in the Southern District against Walsh Securities, Inc. ("Walsh"). The action alleges that Walsh breached certain obligations that it owed to the Company under an agreement whereby Walsh sold mortgage loans to the Company. The Company claims damages totaling in excess of $11.9 million. On March 5, 1998, Walsh filed a motion to dismiss or, alternatively, for summary judgement. On May 4, 1998, the Company served papers that opposed Walsh's motion and moved for partial summary judgement on certain of the loans. Walsh has 30 days to reply.

         On April 24, 1998, the Company filed an action in the US District Court for the District of Maryland against multiple parties entitled Cityscape Corp. vs. Global Mortgage Company, et al. The Company is in the process of serving the complaint on the defendants. To date the Company has yet to receive any responsive pleadings. The complaint seeks damages of $4.0 million stemming from a series of 145 allegedly fraudulent residential mortgages which the Company previously acquired. The Company has previously reserved for losses against such loans.

OTHER

         In April 1996, CSC-UK acquired all of the outstanding capital stock of J&J Securities Limited ("J&J"), a London-based mortgage lender, in exchange for pound sterling15.3 million ($23.3 million based on the Noon Buying Rate on the date of such acquisition) in cash and 548,000 shares of Common Stock valued at $9.8 million based upon the closing price of the Common Stock on the date of such acquisition less a discount for restrictions on the resale of such stock and incurred closing costs of $788,000 (the "J&J Acquisition").

         In June 1996, CSC-UK acquired all of the outstanding capital stock of Greyfriars Group Limited (formerly known as Heritable Finance Limited and referred to herein as "Greyfriars"), a mortgage lender based in Reading, England in exchange for pound sterling41.8 million ($64.1 million based on the Noon Buying Rate on the date of such acquisition) in cash and 99,362 shares of Common Stock valued at $2.5 million based upon the closing price of the Common Stock on the date of such acquisition and incurred closing costs of $2.3 million (the "Greyfriars Acquisition").

         In October 1996, the Company received a request from the staff of the Commission for additional information concerning the Company's voluntary restatement of its financial statements for the quarter ended June 30, 1996. The Company initially valued the mortgage loans in the J&J Acquisition and the Greyfriars Acquisition at the respective fair values which were estimated to approximate par (or historical book value). Upon the subsequent sale of the mortgage portfolios, the Company recognized the fair value of the mortgage servicing receivables retained and recorded a corresponding gain for the fair value of such mortgage servicing receivables. Upon subsequent review, the Company determined that the fair value of such mortgage servicing rights should have been included as part of the fair value of the mortgage loans acquired as a result of such acquisitions. The effect of this accounting change resulted in a reduction in reported earnings of $26.5 million. Additionally, as a result of this accounting change, the goodwill initially recorded in connection with such acquisitions was reduced resulting in a reduction of goodwill amortization of approximately $496,000 from the previously reported figure for the second quarter. On November 19, 1996, the Company announced that it had determined that certain additional adjustments relating to the J&J Acquisition and the Greyfriars Acquisition should be made to the financial statements for the quarter ended June 30, 1996. These adjustments reflect a change in the accounting treatment with respect to restructuring charges and deferred taxes recorded as a result of such acquisitions. This caused an increase in the amount of goodwill recorded which resulted in an increase of amortization expense as previously reported in the second quarter of 1996 of $170,692. The staff of the Commission has requested additional information from the Company in connection with the accounting related to the J&J Acquisition and the Greyfriars Acquisition. The Company is supplying such requested information. In mid-October 1997, the Commission authorized its staff to conduct a formal investigation which, to date, has continued to focus on the issues surrounding the restatement of the financial statements for the quarter ended June 30, 1996. The Company is continuing to cooperate fully in this matter.

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

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

EXHIBIT
NUMBER                         DESCRIPTION OF EXHIBIT
------                         ----------------------

2.1 Agreement for the Sale and Purchase of the Business of CSC-UK and its Subsidiaries and the Entire Issued Share Capital of City Mortgage Receivables 7 Plc dated March 31, 1998 by and among CSC-UK, J&J Securities Limited, City Mortgage Financial Services Limited, Greyfriars Group Limited, Greyfriars Financial Services Limited, Assured Funding Corporation Limited, Cityscape (UK) Limited, Home and Family Finance Limited, Home Funding Corporation Limited, Home Mortgage Corporation Limited, Home Mortgages Limited, Homestead Finance Limited, Homeowners Finance Limited, Mortgage Management Limited, Secured Funding Limited, City Mortgage Servicing Limited, Midland & General Direct Limited, Ocwen, the Company, City Mortgage Funding 1 Limited and City Mortgage Collateral Reserve No. 1 Limited, incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed April 3, 1998.

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

10.1* Second Renewal Agreement, dated as of April 30, 1998, between CSC and Greenwich Financial Products, Inc.

11.1*    Computation of Earnings Per Share

27.1*    Financial Data Schedule

----------
* Filed herewith

(b) Reports on Form 8-K

1. Form 8-K dated February 10, 1998 reporting various items including (i) actions taken in regard to the Revised Non-Status Guidelines received by CSC-UK,
(ii) domestic and UK credit facilities, (iii) sale of residuals, (iv) various initiatives and the exploration of strategic alternatives, (v) the movement of the Company's Common Stock from the Nasdaq National Market to the Nasdaq SmallCap Market and (vi) litigation filed against the Company.

2. Form 8-K dated February 17, 1998 reporting the resignations of the Managing Director and Financial Director of CSC-UK.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       Cityscape Financial Corp.
                                       (Registrant)



Date: May 15, 1998                     By: /s/ Tim S. Ledwick
     ------------------                   ----------------------------------
                                               Tim S. Ledwick
                                       Title: Vice President and
                                              Chief Financial Officer
                                       (as chief accounting officer and
                                       on behalf of the registrant)