Form 10-Q
period 1998-06-30
CITYSCAPE FINANCIAL CORP
filed 1998-08-12
CIK 866253

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998


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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

                        64,878,969 SHARES $.01 PAR VALUE,
             OF COMMON STOCK, WERE OUTSTANDING AS OF AUGUST 3, 1998

                            CITYSCAPE FINANCIAL CORP.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                         SIX MONTHS ENDED JUNE 30, 1998


                                                                                        PAGE
                                                                                        ----
PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

Consolidated Statements of Financial Condition at June 30, 1998 and
   December 31, 1997                                                                        2

Consolidated Statements of Operations for the three months and
    the six months ended June 30, 1998 and 1997                                             3

Consolidated Statements of Cash Flows for the six months ended June 30,
   1998 and 1997                                                                            4

Notes to Consolidated Financial Statements                                               5-11
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS                                                      12-28

PART II - OTHER INFORMATION                                                             29-34

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            CITYSCAPE FINANCIAL CORP.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (UNAUDITED)

                                                                                       JUNE 30,            DECEMBER 31,
                                                                                         1998                  1997
                                                                                     -------------        -------------
ASSETS
  Cash and cash equivalents                                                          $  35,500,425        $   2,594,163
  Cash held in escrow                                                                   15,964,358           24,207,517
  Mortgage servicing receivables                                                         6,501,873            9,524,535
  Trading securities                                                                    84,720,318          126,475,656
  Mortgage loans held for sale, net                                                    102,360,038           93,290,024
  Mortgages held for investment, net                                                     7,656,606            6,530,737
  Equipment and leasehold improvements, net                                              5,261,266            6,058,206
  Investment in discontinued operations, net                                            25,423,417           84,232,000
  Income taxes receivable                                                               18,376,574           18,376,574
  Other  assets                                                                         28,557,908           27,267,770
                                                                                     -------------        -------------
     Total assets                                                                    $ 330,322,783        $ 398,557,182
                                                                                     =============        =============
LIABILITIES
  Warehouse financing facilities                                                     $  91,145,833        $  77,479,007
  Accounts payable and other liabilities                                                64,244,916           63,427,810
  Allowance for losses                                                                   6,501,872            4,555,373
  Income taxes payable                                                                   2,706,057              300,000
  Notes and loans payable                                                              300,000,000          300,000,000
  Convertible subordinated debentures                                                  129,620,000          129,620,000
                                                                                     -------------        -------------
     Total liabilities                                                                 594,218,678          575,382,190
                                                                                     -------------        -------------

STOCKHOLDERS' EQUITY (DEFICIT)
  Preferred stock, $.01 par value, 10,000,000 shares authorized; 5,177 shares issued and outstanding; Liquidation Preference - Series A Preferred Stock,
    $6,716,481; Series B Preferred Stock, $57,320,619 at June 30, 1998; 5,295
    shares issued and outstanding; Liquidation Preference - Series A Preferred
    Stock, $6,820,800; Series B Preferred Stock, $47,046,745 at December 31, 1997               52                   53
  Common stock, $.01 par value, 100,000,000 shares authorized; 64,948,969 and
    47,648,738 shares issued at June 30, 1998 and December 31, 1997                        649,489              476,487
  Treasury stock, 70,000 shares at June 30, 1998 and December 31, 1997,
    at cost                                                                               (175,000)            (175,000)
  Additional paid-in capital                                                           175,304,103          175,477,104
  Retained earnings (accumulated deficit)                                             (439,674,539)        (352,603,652)
                                                                                     -------------        -------------
     Total stockholders' equity (deficit)                                             (263,895,895)        (176,825,008)
                                                                                     -------------        -------------

COMMITMENTS AND CONTINGENCIES
                                                                                     -------------        -------------
     Total liabilities and stockholders' equity (deficit)                            $ 330,322,783        $ 398,557,182
                                                                                     =============        =============


          See accompanying notes to consolidated financial statements.

                            CITYSCAPE FINANCIAL CORP.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                 THREE MONTHS ENDED JUNE 30,         SIX MONTHS ENDED JUNE 30,
                                                                   1998              1997              1998              1997
                                                              ------------      ------------      ------------      ------------
Revenues
  Gain (loss) on sale of loans                                $  3,122,835      $ 34,980,579      $ (1,302,212)     $ 61,756,169
  Net unrealized loss on valuation of residuals                (11,386,803)             --         (18,486,803)             --
  Interest                                                       2,884,477        16,413,954         6,086,405        34,109,177
  Mortgage origination income                                      554,018         1,430,140         1,453,326         2,214,270
  Other                                                            266,306         1,912,886           499,318         2,207,326
                                                              ------------      ------------      ------------      ------------
          Total revenues                                        (4,559,167)       54,737,559       (11,749,966)      100,286,942
                                                              ------------      ------------      ------------      ------------
Expenses
  Salaries and employee benefits                                 7,534,494        10,749,513        17,306,373        21,505,757
  Interest expense                                              13,972,347        20,028,264        28,153,877        35,653,532
  Selling expenses                                               1,022,648           848,564         1,992,551         1,495,462
  Other operating expenses                                       8,649,832         7,908,817        24,334,301        14,282,162
  Restructuring charge                                                --                --           3,233,760              --
                                                              ------------      ------------      ------------      ------------
          Total expenses                                        31,179,321        39,535,158        75,020,862        72,936,913
                                                              ------------      ------------      ------------      ------------
  (Loss) earnings from continuing operations
    before income taxes                                        (35,738,488)       15,202,401       (86,770,828)       27,350,029
  Income tax provision                                             150,000         7,728,135           300,059        12,389,668
                                                              ------------      ------------      ------------      ------------
  (Loss) earnings from continuing operations                   (35,888,488)        7,474,266       (87,070,887)       14,960,361
  Discontinued operations:
    (Loss) earnings from discontinued operations, net of
      income tax (benefit) provision of ($2,287,489) and
      $4,247,505 for the three and six months ended June 30,
      1997 and net of extraordinary item of $425,000                  --          (3,462,789)             --           5,845,907
                                                              ------------      ------------      ------------      ------------
  Net (loss) earnings                                          (35,888,488)        4,011,477       (87,070,887)       20,806,268
  Preferred stock dividends - increase in liquidation
   preference                                                    2,090,723         1,066,874         3,661,079         1,066,874
  Preferred stock - default payments                             4,805,442              --           7,822,216              --
                                                              ------------      ------------      ------------      ------------
Net (loss) earnings applicable to common stock                $(42,784,653)     $  2,944,603      $(98,554,182)     $ 19,739,394
                                                              ============      ============      ============      ============
Earnings (loss) per common share:
  Basic
    (Loss) earnings from continuing operations                $      (0.75)     $       0.21      $      (1.88)     $       0.46
    (Loss) earnings from discontinued operations                      --               (0.11)             --                0.19
                                                              ------------      ------------      ------------      ------------
  Net (loss) earnings                                         $      (0.75)     $       0.10      $      (1.88)     $       0.65
                                                              ============      ============      ============      ============
  Diluted
    (Loss) earnings from continuing operations                $      (0.75)     $       0.20      $      (1.88)     $       0.44
    (Loss) earnings from discontinued operations                      --               (0.11)             --                0.19
                                                              ------------      ------------      ------------      ------------
  Net (loss) earnings                                         $      (0.75)(1)  $       0.09(2)   $      (1.88)(1)  $       0.63(2)
                                                              ============      ============      ============      ============
Weighted average number of common shares
  outstanding:
    Basic                                                       57,051,065        30,718,839        52,341,068        30,224,293
                                                              ============      ============      ============      ============
    Diluted                                                     57,051,065(1)     31,703,725(2)     52,341,068(1)     31,258,535(2)
                                                              ============      ============      ============      ============


(1) For the three months and six months ended June 30, 1998, the incremental shares from assumed conversions are not included in computing the diluted per share amounts because their effect would be antidilutive since an increase in the number of shares would reduce the amount of loss per share. Therefore, basic and diluted EPS figures are the same amount.

(2) For the three months and six months ended June 30, 1997, Convertible Debentures and convertible preferred stock are antidilutive and are not included in the computation of diluted EPS. Earnings from continuing operations is used as the "control number" in determining whether these potential common shares are dilutive or antidilutive.

          See accompanying notes to consolidated financial statements.

                            CITYSCAPE FINANCIAL CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                            Six Months Ended June 30,
                                                                             1998              1997
                                                                         -------------     -------------
Cash flows from operating activities:
 (Loss) earnings from continuing operations                              $ (87,070,887)    $  14,960,361
    Adjustments to reconcile net (loss) earnings from continuing operations to net cash used in continuing operating activities:
      Depreciation and amortization                                          1,365,012           650,121
      Income taxes payable                                                   2,406,057         7,082,512
      Increase in accounts receivable and due from broker for
        securities transactions                                               (687,447)     (107,809,096)
      Decrease in mortgage servicing receivables                             4,969,162        11,600,812
      Decrease (increase) in trading securities                             41,755,338      (105,865,201)
      Net purchases of securities under agreements to resell                      --         154,176,608
      Proceeds from securities sold but not yet purchased                         --         (47,555,851)
      Proceeds from sale of mortgages                                      298,107,000       829,851,541
      Mortgage origination funds disbursed                                (315,435,183)     (838,082,300)
     Other, net                                                             12,592,492        17,153,513
                                                                         -------------     -------------
  Net cash used in continuing operating activities                         (41,998,456)      (63,836,980)
                                                                         -------------     -------------
  Net cash used in discontinued operating activities                              --         (86,542,305)
                                                                         -------------     -------------
  Net cash used in operating activities                                    (41,998,456)     (150,379,285)
                                                                         -------------     -------------
Cash flows from investing activities:
  Sale from discontinued operations, net                                    58,808,583              --
  Purchases of equipment                                                      (568,073)       (3,568,854)
  Proceeds from equipment sale and lease-back financing                           --           1,516,983
  Proceeds from sale of available-for-sale securities                             --             838,622
  Proceeds from sale of mortgages held for investment                        2,997,382              --
                                                                         -------------     -------------
Net cash provided by (used in) investing activities                         61,237,892        (1,213,249)
                                                                         -------------     -------------
Cash flows from financing activities:
    Increase (decrease) in warehouse financings                             13,666,826       (20,752,569)
    Decrease in standby facility                                                  --          (7,966,292)
    Proceeds from notes and loans payable                                         --          49,000,000
    Repayment of notes and loans payable                                          --        (161,405,843)
    Net proceeds from issuance of preferred stock                                 --          49,249,950
    Net proceeds from issuance of common stock                                    --             221,280
    Net proceeds from issuance of Notes                                           --         290,758,908
                                                                         -------------     -------------
 Net cash provided by financing activities                                  13,666,826       199,105,434
                                                                         -------------     -------------

Net increase in cash and cash equivalents                                   32,906,262        47,512,900
Cash and cash equivalents at beginning of period                             2,594,163           446,285
                                                                         -------------     -------------
Cash and cash equivalents at end of period                               $  35,500,425     $  47,959,185
                                                                         =============     =============
Supplemental disclosure of cash flow information:
  Income taxes paid during the period:
    Continuing operations                                                $       1,200     $   4,783,796
                                                                         =============     =============
    Discontinued operations                                              $        --       $        --
                                                                         =============     =============
  Interest paid during the period:
    Continuing operations                                                $   3,566,045     $  23,208,810
                                                                         =============     =============
    Discontinued operations                                              $        --       $     441,000
                                                                         =============     =============


          See accompanying notes to consolidated financial statements.

                            CITYSCAPE FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1998
                                   (UNAUDITED)

1. Organization

         Cityscape Financial Corp. ("Cityscape" or the "Company") is a consumer finance company that, through its wholly-owned subsidiary, Cityscape Corp. ("CSC"), engages in the business of originating, purchasing, selling and servicing mortgage loans secured primarily by one- to four-family residences. The majority of the Company's loans are made to owners of single family residences who use the loan proceeds for such purposes as debt consolidation, financing of home improvements and educational expenditures, among others. CSC is licensed or registered to do business in 47 states and the District of Columbia. The Company commenced operations in the United Kingdom in May 1995 with the formation of City Mortgage Corporation Limited ("CSC-UK"), an English corporation that originated, sold and serviced loans in England, Scotland and Wales in which the Company initially held a 50% interest and subsequently purchased the remaining 50%. CSC-UK had no operations and no predecessor operations prior to May 1995. In April 1998, the Company sold all of the assets, and certain liabilities, of CSC-UK (see Note 4).

2.  Basis of Presentation

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring accruals, considered necessary for a fair presentation of the results for the interim period have been included. Operating results for the three and six months ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. The accompanying consolidated financial statements and the information included under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" should be read in conjunction with the consolidated financial statements and related notes of the Company for the year ended December 31, 1997.

         The Company's consolidated financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and the liquidation of liabilities and commitments in the normal course of business. The Company's operations for 1997 and the first six months of 1998 have consumed substantial amounts of cash and have generated significant net losses which have reduced stockholders' equity to a deficit of $263.9 million at June 30, 1998. The Company is unable to access the capital markets, which negatively affects profitability, as well as liquidity. The profitability of the Company has been and will be adversely affected due to an inability to sell its loan production through securitizations. Furthermore, many of the loan products previously offered by the Company have been discontinued, and the Company anticipates that its revenues will be substantially lower in 1998 than in 1997. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management believes that the Company's future success is dependent upon its ability to (i) streamline its operations, (ii) successfully sell loans in the whole loan sales market, (iii) restructure its balance sheet (see Note 3), (iv) access warehouse lines of credit and (v) retain an adequate number and mix of its employees. The Company has begun reducing costs and has expanded its secondary marketing and sales efforts to pursue whole loan sales opportunities. The Company has also investigated a variety of alternatives for reorganization and has concluded that the best way to recapitalize the Company over the long-term and maximize the recovery of creditors and senior equity interest holders of the Company is through a prepackaged plan of reorganization for the Company and its wholly-owned subsidiary, CSC (see Note 3). The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

         The consolidated financial statements of the Company include the accounts of CSC and its wholly-owned subsidiaries. The Company has restated its prior financial statements to present the operating results of CSC-UK as a discontinued operation as discussed in Note 4. All significant intercompany balances and transactions have been eliminated in consolidation.

         Certain amounts in the statements have been reclassified to conform with the 1998 classifications.

3.  Restructuring/Reorganization

     The Company has determined that the best alternative for recapitalizing the Company over the long-term and maximizing the recovery of creditors and senior equity interest holders of the Company is through a prepackaged plan of reorganization for the Company and its wholly-owned subsidiary, CSC, pursuant to chapter 11 of Title 11 of the United States Code (the "Bankruptcy Code"). Toward that end, during the second and third quarters of 1998, the Company has engaged in negotiations, first, with holders of a substantial majority of the Notes (as defined below) and, second, with holders of a substantial majority of the Convertible Debentures (as defined below) on the terms of a plan of reorganization that both groups would find acceptable. Those negotiations have resulted in agreements in principle with both groups on the terms of a plan of reorganization (the "Plan").

         In summary, the Plan, if accepted by certain classes of creditors whose votes will be solicited and, if confirmed by a bankruptcy court, would provide that: (i) holders of Notes would receive in exchange for all of their claims, in the aggregate, 90.5% of the new common stock of the reorganized company and $75 million in initial principal amount of 10-year senior notes (on which interest could be paid, at the reorganized company's option, in kind); (ii) holders of the Convertible Debentures would receive in exchange for all of their claims, in the aggregate, 9.5% of the new common stock of the reorganized company and (provided that the class of Convertible Debentureholders votes to accept the Plan) warrants to purchase additional common stock representing 5% of the new common stock of the reorganized company on a fully diluted basis, which warrants would be exercisable if and when the enterprise value of the reorganized company reached $300 million; (iii) provided that (a) the applicable class of holders of Preferred Stock (as defined below) votes to accept the Plan, and (b) no class senior to such class votes (or is deemed to have voted) to reject the Plan, holders of Preferred Stock would receive in exchange for their interests in the Company, in the aggregate, warrants to purchase common stock representing 10% of the new common stock of the reorganized company on a fully diluted basis, with 10.5% of such warrants going to holders of Series A Preferred Stock (as defined below) and 89.5% of such warrants going to holders of Series B Preferred Stock (as defined below), all of which warrants would be exercisable if and when the enterprise value of the reorganized company reached $430 million; and (iv) existing Common Stock (as defined below) and warrants of the Company would be extinguished and holders thereof would receive no distributions under the Plan.

         The Company is currently preparing documentation to reflect the terms of the Plan and to solicit acceptances of the Plan from holders of Notes, Convertible Debentures, Series A Preferred Stock and Series B Preferred Stock. The Company expects to be in a position to commence such solicitation shortly and anticipates that such solicitation will be conducted over a period of approximately one month. Immediately following the completion of the solicitation, assuming the requisite acceptances by certain classes of creditors are obtained, the Company and CSC expect to commence cases under chapter 11 of the Bankruptcy Code. Upon such filing, the Company intends to ask the bankruptcy court to set a hearing on confirmation of the Plan as expeditiously as possible, which the Company anticipates to be one to two months following the commencement of the chapter 11 cases. Notwithstanding the foregoing, there can be no assurance that the Company will be in a position to commence the chapter 11 proceedings as expeditiously as contemplated; that requisite acceptances of the Plan will be obtained; that the terms of the Plan will not change; that the bankruptcy court, if and when chapter 11 proceedings are commenced, will confirm the Plan (whether or not requisite acceptances are obtained) within the anticipated time frame or at all; or that the Plan will be consummated (even if it is confirmed). Furthermore, even if the Company is successful in implementing the Plan or any of its other strategic alternatives and initiatives, no assurance can be given as to the effect of any such success on the Company's results of operations or financial condition.

         In connection with the Company's restructuring efforts, the Company has deferred the June 1, 1998 and May 1, 1998 interest payments on its Notes and Convertible Debentures, respectively. The continued deferral of the interest payments on the Notes and Convertible Debentures constitutes an "Event of Default" pursuant to the respective Indenture under which the securities were issued.

4.  The CSC-UK Sale;  Discontinued Operations

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

         In April 1998, pursuant to an Agreement for the Sale and Purchase of the Business of CSC-UK and its Subsidiaries and the Entire Issued Share Capital of City Mortgage Receivables 7 Plc, dated March 31, 1998 (the "UK Sale Agreement"), the Company completed the sale to Ocwen Financial Corporation ("Ocwen") and Ocwen Asset Investment Corp. ("Ocwen Asset") of substantially all of the assets, and certain liabilities, of CSC-UK (the "UK Sale"). The sale did not include the assumption by Ocwen of all of CSC-UK's liabilities, and therefore, no assurances can be given that claims will not be made against the Company in the future arising out of its former UK operations. Such claims could have a material adverse effect on the Company's financial condition and results of operations. The UK Sale included the acquisition by Ocwen of CSC-UK's whole loan portfolio and loan origination and servicing businesses for a price of pound sterling 249.6 million, the acquisition by Ocwen Asset of CSC-UK's securitized loan residuals for a price of pound sterling 33.7 million and the assumption by Ocwen of pound sterling 7.2 million of CSC-UK's liabilities. The price paid by Ocwen is subject to adjustment to account for the actual balances on the closing date of the loan portfolio and the assumed liabilities. As a result of the sale, the Company received proceeds, at the time of the closing, of $83.8 million, net of closing costs and other fees.

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

         As of June 30, 1998, the Company's net investment in discontinued operations totaled $25.4 million, representing cash on hand in the discontinued operation of approximately $16.4 million and net receivables (net of liabilities) due of approximately $9.0 million. The Company expects to maintain a balance of cash on hand in the discontinued operation to cover existing and potential liabilities and costs until the dissolution of the existing legal entities of CSC-UK and its subsidiaries. Additionally, as of June 30, 1998, there were liabilities related to the discontinued operations of approximately $1.4 million included in accounts payable and other liabilities.

         Included in such net receivables is approximately $10.0 million due from Ocwen under the terms of the UK Sale Agreement. The Company, however, recently received a letter for Ocwen in which Ocwen has taken the position that the Company owes approximately $21.4 million in connection with the transaction. The Company and Ocwen are currently in dispute over these amounts. See "Legal Proceedings."

5.  New Accounting Pronouncements

         In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). SOP 98-1 defines internal-use software and establishes accounting standards for the costs of such software. The Company has not completed its analysis of SOP 98-1.

6.  Earnings Per Share

         Effective December 15, 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share". SFAS No. 128 simplifies the standards for computing earnings per share ("EPS") previously found in Accounting Principles Board Opinion No. 15 and makes them comparable to international earnings per share standards. It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator for the basic EPS computation to the numerator and denominator of the diluted EPS computation.

         Basic EPS is computed by dividing net earnings applicable to Common Stock by the weighted average number of shares of Common Stock outstanding during the period. Diluted EPS is based on the net earnings applicable to Common Stock adjusted to add back the effect of assumed conversions (e.g., after-tax interest expense of convertible debt) divided by the weighted average number of shares of Common Stock outstanding during the period plus the dilutive potential shares of Common Stock that were outstanding during the period.

         The reconciliation of the numerators and denominators of the basic and diluted EPS computations for the three and six months ended June 30, 1998 and 1997 is as follows:

                                                                         THREE MONTHS ENDED
                                    -----------------------------------------------------------------------------------------
                                                      1998                                        1997
                                    -----------------------------------------   ---------------------------------------------
                                      INCOME        SHARES         PER SHARE      INCOME        SHARES          PER SHARE
                                     (NUMERATOR)  (DENOMINATOR)      AMOUNT     (NUMERATOR)  (DENOMINATOR)        AMOUNT
                                    ------------  -------------   -----------   -----------  -------------  --------------
Earnings (loss) from continuing
operations                         ($35,888,488)                                 $7,474,266
Less:  Preferred stock dividends      2,090,723                                   1,066,874
Preferred stock -default payments     4,805,442                                         --
                                   ------------                                  ----------
BASIC EPS
Earnings (loss) applicable to
common stock                        (42,784,653)   57,051,065   $       (0.75)    6,407,392   30,718,839     $        0.21
                                                                =============                                =============

EFFECT OF DILUTIVE SECURITIES

Warrants                                                   --                                         --

Stock options                                              --                                    984,886

Convertible preferred stock-                               --                                         --

Convertible Debentures                                     --                                        --

                                   ------------    ----------                    ----------   ----------

DILUTED EPS
Earnings (loss) applicable to
  common stock+
     assumed conversions           ($42,784,653)   57,051,065   $       (0.75)   $6,407,392   31,703,725     $        0.20
                                   ============    ==========   =============    ==========   ==========     =============


                                                                         SIX MONTHS ENDED
                                    ----------------------------------------------------------------------------------------
                                                       1998                                          1997
                                    -------------------------------------------    -----------------------------------------
                                      INCOME          SHARES      PER SHARE          INCOME        SHARES        PER SHARE
                                     (NUMERATOR)   (DENOMINATOR)    AMOUNT         (NUMERATOR)  (DENOMINATOR)     AMOUNT
                                    ------------    -----------   -------------    -----------   ----------    -------------
Earnings (loss) from continuing
operations                          ($87,070,887)                                  $14,960,361
Less:  Preferred stock dividends       3,661,079                                     1,066,874
Preferred stock - default payments     7,822,216                                            --
                                    ------------                                   -----------
BASIC EPS
Earnings (loss) applicable to
 common stock                        (98,554,182)    52,341,068   $       (1.88)    13,893,487   30,224,293    $        0.46
                                                                  =============                                =============

EFFECT OF DILUTIVE SECURITIES
Warrants                                                     -                                          -

Stock options                                                -                                   1,034,242

Convertible preferred stock                                  -                                          -

Convertible Debentures                                       -                                          -
                                    ------------    -----------                  -----------   ----------

DILUTED EPS
Earnings (loss) applicable to
 common stock +
     assumed conversions            ($98,554,182)    52,341,068   $       (1.88)   $13,893,487   31,258,535    $        0.44
                                    ============    ===========   =============    ===========   ==========    =============


            For the three and six months ended June 30, 1998, the incremental shares from assumed conversions are not included in computing the diluted per share amounts because their effect would be antidilutive since an increase in the number of shares would reduce the amount of loss per share. Securities outstanding at June 30, 1998 that could potentially dilute basic EPS in the future are as follows: Series A Warrants; Series B Warrants (as such terms are defined below); Convertible Debentures; Series A Preferred Stock; Series B Preferred Stock; and options to purchase the Company's Common Stock, par value $0.01 per share (the "Common Stock"). For the three months and six months ended June 30, 1997, the Convertible Debentures and Series A Preferred Stock are antidilutive and are not included in the computation of diluted EPS.


7.     Streamlining and Downsizing

            In February 1998, the Company announced that it has begun implementing a restructuring plan that includes streamlining and downsizing its operations. The Company has closed its branch operation in Virginia and significantly reduced its correspondent originations for the foreseeable future and has exited its conventional lending business. Accordingly, in the first quarter of 1998, the Company has recorded a restructuring charge of $3.2 million. Of this amount, $1.1 million represents severance payments made to 142 former employees and $2.1 million represents costs incurred in connection with lease obligations and write-offs of assets no longer in service. At June 30, 1998, the Company had available a reserve of $2.2 million for these restructuring charges.

8.      Valuation of Residuals

            The interests that the Company receives upon loan sales through its securitizations are in the form of interest-only and residual mortgage securities which are classified as trading securities. The Company's trading securities are comprised of home equity mortgage loans and "Sav*-A-Loan(R)" mortgage loans (loans generally made to homeowners with little or no equity in their property but who possess a favorable credit profile and debt-to-income ratio and who often use the proceeds from such loans to repay outstanding indebtedness as well as make home improvements).

            The table below summarizes the value of the Company's trading securities by product type.

                    June 30,      December 31,
                      1998           1997
                  ------------   ------------
Home Equity       $ 31,661,052   $ 75,216,390
Sav*-A-Loan(R)      53,059,266     51,259,266
                  ------------   ------------
                  $ 84,720,318   $126,475,656
                  ============   ============


            In accordance with SFAS No. 115, the Company classifies the interest-only and residual certificates as "trading securities" and, as such, they are recorded at their fair value. Fair value of these certificates is determined based on various economic factors, including loan types, sizes, interest rates, dates of origination, terms and geographic locations. The Company also uses other available information such as reports on prepayment rates, interest rates, collateral value, economic forecasts and historical loss and prepayment rates of the portfolio under review. If the fair value of the interest-only and residual certificates is different from the recorded value, the unrealized gain or loss will be reflected on the Consolidated Statements of Operations.

            During the first quarter of 1998, the Company recorded an unrealized loss on valuation of residuals of $7.1 million which reflected an increase in the expected loss rate on the Company's home equity securitized loans. As a result of the increase in the volume of home equity loan liquidations during the first quarter resulting from the Company's increased liquidation efforts, and corresponding higher losses experienced than previously expected on such liquidations, the Company increased its loss rate assumption to 3.3% per annum at March 31, 1998 from 1.7% per annum at December 31, 1997. At March 31, 1998 and December 31, 1997, the Company used a weighted average discount rate of 15% and a weighted average prepayment speed of 31.8%. In the second quarter of 1998, the Company recorded an additional $11.4 million unrealized loss on valuation of residuals resulting from continued higher than expected losses and increased prepayment speeds experienced on its home equity securitized loans. As of June 30, 1998, the Company increased its weighted average loss rate to 4.35% per annum and increased its weighted average prepayment speed to 34.8% for its home equity securitized loans and maintained its use of a 15% discount rate.

            For the periods ended June 30, 1998 and December 31, 1997, the assumptions used to value the Sav*-A-Loan(R) trading securities included a weighted average discount rate of 15%, a weighted average loss rate of 3.3% and a weighted average constant prepayment speed of 16.8%.

            In order to enhance the Company's liquidity position, in January 1998, the Company sold residual certificates and associated mortgage servicing receivables relating to certain of the Company's home equity loan products for net proceeds of $26.5 million (which equated to the book value at December 31, 1997).

9.     Comprehensive Income

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

            Total comprehensive income (loss) for the three months ended June 30, 1998 and 1997 was ($42.8) million and $5.1 million, respectively. Total comprehensive income (loss) for the six months ended June 30, 1998 and 1997 was ($98.6) million and $15.7 million, respectively. For the three months ended June 30, 1997, comprehensive income represented net income of $2.9 million and other comprehensive income of $2.2 million. For the six months ended June 30, 1997, comprehensive income represented net income of $19.7 million and other comprehensive income (loss) of ($4.1) million. The table below details the comprehensive income for the three and six months ended June 30, 1997.


                                   Three Months Ended June 30, 1997
                               -----------------------------------------
                                             Tax Benefit/
                               Before Tax     (Provision)      After Tax
                               -----------    -----------    -----------
Unrealized holding losses      $  (316,675)   $   160,966    $  (155,709)
Foreign currency translation     4,751,023     (2,414,945)     2,336,078
                               -----------    -----------    -----------
                               $ 4,434,348    $(2,253,979)   $ 2,180,369
                               ===========    ===========    ===========

                                     Six Months Ended June 30, 1997
                               -----------------------------------------
                                Before Tax    Tax Benefit     After Tax
                               -----------    -----------    -----------
Unrealized holding losses      $(2,446,561)   $ 1,243,587    $(1,202,974)
Foreign currency translation    (5,802,918)     2,949,623     (2,853,295)
                               -----------    -----------    -----------
                               $(8,249,479)   $ 4,193,210    $(4,056,269)
                               ===========    ===========    ===========

10.    Subsequent Events

            Due to the Company exceeding the delinquency rates permitted under the terms of the pooling and servicing agreements with respect to the Company's 1995-2, 1995-3, 1996-1, 1996-2 and 1996-3 home equity securitizations, the
Company has been in ongoing discussions regarding the servicing of the related loans with Financial Security Assurance Inc. and Financial Guaranty Insurance Company, certificate insurers under such securitizations. As a result of these discussions, the Company entered into subservicing agreements (which became effective on August 1, 1998) with respect to such loans with Fairbanks Capital Corp. As of June 30, 1998, the outstanding amount of such loans was $462.6 million or 33.4% of the servicing portfolio. The Company expects to enter into a similar subservicing agreement for its 1996-4 home equity securitization which, as of June 30, 1998, has approximately $146.3 million of loans outstanding. The total of these transfers would represent, as of June 30, 1998, approximately 44.0% of the total servicing portfolio and 90.1% of the Company's home equity securitized loans. As a result of the significant reduction of the Company's servicing portfolio, the Company expects to restructure its servicing operations and incur costs of approximately $500,000 and record such charge during the third quarter of 1998.

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

GENERAL

            The Company is a consumer finance company engaged in the business of originating, purchasing, selling and servicing mortgage loans secured primarily by one- to four-family residences. The majority of the Company's loans are made to owners of single family residences who use the loan proceeds for such purposes as debt consolidation and financing of home improvements and educational expenditures, among others. The Company is licensed or registered to do business in 47 states and the District of Columbia.

            For the last several months, the Company has been operating in an increasingly difficult environment and the Company expects to continue to operate in this environment for the foreseeable future. The market price of the Common Stock has fallen from a high during the first quarter of 1997 of $32.00 to a low during the second quarter of 1998 of $0.02. The Company's operations for 1997 and the first six months of 1998 have consumed substantial amounts of cash and have generated significant net losses, which have reduced stockholders' equity to a deficit of $263.9 million at June 30, 1998. The Company is unable to access the capital markets and has experienced difficulties in securing loan warehouse or purchase facilities. The Company's ability to operate is dependent upon continued access to loan warehouse facilities and loan purchase facilities. The terms of the Company's current loan warehouse and purchasing facilities are less advantageous to the Company than the terms of the Company's prior facilities. The Company expects that its difficulties in accessing capital, which has had a negative impact on liquidity as well as profitability, will continue for the foreseeable future. The profitability of the Company has been and will continue to be adversely affected due to an inability to sell its loan production through securitizations. Furthermore, primarily due to a reduction in the Company's Correspondent Loan Acquisition Program, through which the Company originated a significant portion of its loan production from selected financial institutions and mortgage bankers known as loan correspondents, and the discontinuation of many of the loan products previously offered by the Company, the Company anticipates that its revenues will be substantially lower in 1998 than in 1997. There is substantial doubt about the Company's ability to continue as a going concern. The Company believes that its future success is dependent upon its ability to (i) access loan warehouse or purchase facilities, (ii) successfully sell loans in the whole loan sales market, (iii) restructure its balance sheet (see "--Restructuring/Reorganization"), (iv) streamline its operations and (v) retain an adequate number and mix of its employees. The Company has also investigated a variety of alternatives for reorganization and has concluded that the best way to recapitalize the Company over the long-term and maximize the recovery of creditors and senior equity interest holders of the Company is through a prepackaged plan of reorganization for the Company and its wholly-owned subsidiary, CSC. See "--Restructuring/Reorganization." No assurance can be given that the Company will be able to achieve these results.

            The Company's stockholders' deficit, recent losses and need to restructure its balance sheet create serious risks of loss for the holders of the Company's debt and equity securities. No assurances can be given that the Company will be successful in its restructuring efforts, or, that as a result of such efforts, the value of the Company's debt and equity securities will not be materially impaired. In particular, the Company can give no assurances that a successful restructuring will not result in a material impairment of the value of the Convertible Debentures or a severe or complete impairment of the value of the Company's preferred and common equity. The Company's current restructuring plans provide for severe impairment of the Company's preferred equity and complete impairment of the Company's common equity. See "--Restructuring/Reorganization." The extent of any such impairment will depend on many factors including the Company's reorganization plan discussed below as well as other factors set forth in the paragraph discussing forward-looking statements above.

RESTRUCTURING/REORGANIZATION

            The Company has announced a number of initiatives and the exploration of strategic alternatives. These initiatives include the disposal of loans through whole loan sales and increased focus on the Company's higher margin product lines. The Company has announced a restructuring plan that includes streamlining and downsizing its operations. The Company has reduced its workforce and has closed its branch operation in Virginia, significantly reduced its correspondent originations for the foreseeable future and exited its conventional lending business. Accordingly, the Company has recorded a restructuring charge during the first quarter of 1998 of $3.2 million. At June 30, 1998, the Company had available a reserve of $2.2 million for these restructuring charges. In addition, in order to enhance the Company's liquidity position, in January 1998, the Company sold residual certificates and associated mortgage servicing receivables relating to certain of the Company's home equity loan products for net proceeds of $26.5 million. Additionally, in April 1998, the Company completed the UK Sale and received proceeds, at the time of the closing, of $83.8 million, net of closing costs and other fees.

            In addition, the Company has retained CIBC Oppenheimer Corp. and Jay Alix & Associates to explore strategic alternatives. The Company has determined that the best alternative for recapitalizing the Company over the long-term and maximizing the recovery of creditors and senior equity interest holders of the Company is through a prepackaged plan of reorganization for the Company and its wholly-owned subsidiary, CSC, pursuant to the Bankruptcy Code. Toward that end, during the second and third quarters of 1998, the Company has engaged in negotiations, first, with holders of a substantial majority of the Notes and, second, with holders of a substantial majority of the Convertible Debentures on the terms of a plan of reorganization that both groups would find acceptable. Those negotiations have resulted in agreements in principle with both groups on the terms of the Plan.

            In summary, the Plan, if accepted by certain classes of creditors whose votes will be solicited, and if confirmed by a bankruptcy court, would provide that: (i) holders of Notes would receive in exchange for all of their claims, in the aggregate, 90.5% of the new common stock of the reorganized company and $75 million in initial principal amount of 10-year senior notes (on which interest could be paid, at the reorganized company's option, in kind);
(ii) holders of the Convertible Debentures would receive in exchange for all of their claims, in the aggregate, 9.5% of the new common stock of the reorganized company and (provided that the class of Convertible Debentureholders votes to accept the Plan) warrants to purchase additional common stock representing 5% of the new common stock of the reorganized company on a fully diluted basis, which warrants would be exercisable if and when the enterprise value of the reorganized company reached $300 million; (iii) provided that (a) the applicable class of holders of Preferred Stock votes to accept the Plan, and (b) no class senior to such class votes (or is deemed to have voted) to reject the Plan, holders of Preferred Stock would receive in exchange for their interests in the Company, in the aggregate, warrants to purchase common stock representing 10% of the new common stock of the reorganized company on a fully diluted basis, with 10.5% of such warrants going to holders of Series A Preferred Stock and 89.5% of such warrants going to holders of Series B Preferred Stock, all of which warrants would be exercisable if and when the enterprise value of the reorganized company reached $430 million; and (iv) existing Common Stock and warrants of the Company would be extinguished and holders thereof would receive no distributions under the Plan.

            The Company is currently preparing documentation to reflect the terms of the Plan and to solicit acceptances of the Plan from holders of Notes, Convertible Debentures, Series A Preferred Stock and Series B Preferred Stock. The Company expects to be in a position to commence such solicitation shortly and anticipates that such solicitation will be conducted over a period of approximately one month. Immediately following the completion of the solicitation, assuming the requisite acceptances by certain classes of creditors are obtained, the Company and CSC expect to commence cases under chapter 11 of the

Bankruptcy Code. Upon such filing, the Company intends to ask the bankruptcy court to set a hearing on confirmation of the Plan as expeditiously as possible, which the Company anticipates to be one to two months following the commencement of the chapter 11 cases. Notwithstanding the foregoing, there can be no assurance that the Company will be in a position to commence the chapter 11 proceedings as expeditiously as contemplated; that requisite acceptances of the Plan will be obtained; that the terms of the Plan will not change; that the bankruptcy court, if and when chapter 11 proceedings are commenced, will confirm the Plan (whether or not requisite acceptances are obtained) within the anticipated time frame or at all; or that the Plan will be consummated (even if it is confirmed). Furthermore, even if the Company is successful in implementing the Plan or any of its other strategic alternatives and initiatives, no assurance can be given as to the effect of any such success on the Company's results of operations or financial condition.

            In connection with the Company's restructuring efforts, the Company has deferred the June 1, 1998 and May 1, 1998 interest payments on its Notes and Convertible Debentures, respectively. The continued deferral of the interest payments on the Notes and Convertible Debentures constitutes an "Event of Default" pursuant to the respective Indenture under which the securities were issued.

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

            In April 1998, pursuant to the UK Sale Agreement, the Company completed the sale to Ocwen and Ocwen Asset of substantially all of the assets, and certain liabilities, of CSC-UK. The sale did not include the assumption by Ocwen of all of CSC-UK's liabilities, and therefore, no assurances can be given that claims will not be made against the Company in the future arising out of its former UK operations. Such claims could have a material adverse effect on the Company's financial condition and results of operations. The UK Sale included the acquisition by Ocwen of CSC-UK's whole loan portfolio and loan origination and servicing businesses for a price of pound sterling 249.6 million, the acquisition by Ocwen Asset of CSC-UK's securitized loan residuals for a price of pound sterling 33.7 million and the assumption by Ocwen of pound sterling 7.2 million of CSC-UK's liabilities. The price paid by Ocwen is subject to adjustment to account for the actual balances on the closing date of the loan portfolio and the assumed liabilities. As a result of the sale, the Company received proceeds, at the time of the closing, of $83.8 million, net of closing costs and other fees.

            Accordingly, the operating results of CSC-UK and its subsidiaries have been segregated from continuing operations and reported as a separate line item on the Company's financial statements. In addition, net assets of CSC-UK have been classified on the Company's financial statements as investment in discontinued operations. The Company has restated its prior financial statements to present the operating results of CSC-UK as a discontinued operation.

            As of June 30, 1998, the Company's net investment in discontinued operations totaled $25.4 million, representing cash on hand in the discontinued operation of approximately $16.4 million and net receivables due (net of liabilities) of approximately $9.0 million. The Company expects to maintain a balance of cash on hand in the discontinued operation to cover existing and potential liabilities and costs until the dissolution of the existing legal entities of CSC-UK and its subsidiaries. Additionally, as of June 30, 1998, there were liabilities related to the discontinued operations of approximately $1.4 million included in accounts payable and other liabilities.

            Included in such net receivables is approximately $10.0 million due from Ocwen under the terms of the UK Sale Agreement. The Company, however, recently received a letter from Ocwen in which Ocwen has taken the position that the Company owes approximately $21.4 million in connection with the transaction. The Company and Ocwen are currently in dispute over these amounts.

See "Legal Proceedings."

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

DILUTION OF COMMON STOCK

            In April 1997 and again in September 1997, the Company issued Preferred Stock in exchange for aggregate gross proceeds of $100.0 million. The Company's Preferred Stock may be converted into Common Stock based on a conversion price related to a discounted market price of the Common Stock. As a result of the drop in the trading price of the Common Stock, the number of shares of Common Stock outstanding has increased substantially from 29,744,322 as of March 25, 1997 to 64,878,969 as of August 3, 1998, primarily as a result of such conversions. As of August 3, 1998, an aggregate of 4,374 shares and 449 shares of Series A Preferred Stock and Series B Preferred Stock, respectively, had been converted (626 shares and 4,551 shares, respectively remain outstanding) into an aggregate of 34,151,645 shares of Common Stock. As of August 3, 1998 all of the Series A Warrants and Series B Warrants were outstanding. If all of the Series A Preferred Stock and Series B Preferred Stock were converted into Common Stock, the Company would not have sufficient authorized shares of Common Stock to satisfy all of such conversions. In addition, based on changes in the trading price of the Common Stock and the shares of Preferred Stock that remain outstanding, substantial dilution could occur in the future. See "Liquidity and Capital Resources -- Convertible Preferred Stock." In addition, if chapter 11 cases for the Company and CSC are commenced and the Plan is confirmed by the bankruptcy court and consummated, existing Common Stock and related warrants would be extinguished and the holders thereof would receive no distributions under the Plan. See "--Restructuring/Reorganization."

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

EMPLOYEE ATTRITION

            As a result of the difficult environment the Company has recently been operating in, the Company is experiencing an increase in the rate of attrition of its employees and an inability to attract, hire and retain qualified replacement employees. On December 31, 1997, the Company had 837 employees. As part of its initiatives designed to improve the efficiency and productivity of the Company's operations, the Company reduced its workforce by 142 employees in February 1998. Due to additional attrition, however, the Company's workforce was reduced to 507 employees as of June 30, 1998. Further attrition may hinder the ability of the Company to operate efficiently which could have a material adverse effect on the Company's results of operations and financial condition. No assurance can be given that such attrition will not occur.

            In order to retain key executive officers through the restructuring period, the Company or CSC has entered into new employment agreements that extend through December 31, 1998 or December 31, 1999. Such agreements provide for stay bonuses, ranging from $100,000 to $400,000, portions of which were paid upon signing the agreements, with the balance of such payments, accrued and payable on a monthly basis through December 31, 1998.

BUSINESS OVERVIEW

            The Company primarily generates revenue from gain on sale of loans recognized from premiums on loans sold through whole loan sales to institutional purchasers, interest earned on loans held for sale, excess mortgage servicing receivables, origination fees received as part of the loan application process and fees earned on loans serviced. Historically, the Company also recognized gain on sale of loans sold through securitizations. Recently, however, the Company has redirected its efforts to actively pursue the sale of its loans through whole loan sales rather than through securitizations. By employing whole loan sales, the Company is better able to manage its cash flow as compared to disposition of loans through securitizations. During the first six months of 1998, all loans were sold through whole loan sales as compared to the first six months of 1997, when all loans were sold into securitizations. The Company anticipates that substantially all of its loan production volume will be sold through whole loan sales in 1998. Whole loan sales produce lower margins than securitizations and, therefore, will negatively impact the Company's earnings.

            Gain on sale of loans through securitizations includes the present value of the differential between the interest rate payable by an obligor on a loan over the interest rate passed through to the purchaser acquiring an interest in such loan, less applicable recurring fees, including the costs of credit enhancements and trustee fees. For the three and six months ended June 30, 1997, gain on sale of loans also included gain on securitization representing the fair value of the interest-only and residual certificates that the Company received upon the sale of loans through securitizations which are reflected as trading securities.

            The following table sets forth selected operating data for the Company for the periods indicated:

                                          Three Months Ended          Six Months Ended
                                               June 30,                    June 30,
                                       ------------------------    ------------------------
                                          1998          1997          1998          1997
                                       ----------    ----------    ----------    ----------
                                                       (Dollars in thousands)
Origination and Sale Data:
  Loan originations and purchases:
    Core Products(1)                   $   51,314    $  222,299    $  132,340    $  453,346
    Sav*-A-Loan(R)  Products(2)            77,703       191,017       176,022       330,928
    Discontinued Products(3)                 --          39,643         4,336        56,754
                                       ----------    ----------    ----------    ----------
                                       $  129,017    $  452,959    $  312,698    $  841,028
                                       ==========    ==========    ==========    ==========

  Average principal balance per loan
   originated and purchased            $     51.8    $     55.2    $     52.1    $     55.4

  Weighted average coupon:
    Core Products:
      Fixed rate loans                       10.0%         11.7%         10.1%         11.7%
      Variable rate loans                     9.0%         10.4%          9.2%         10.4%
    Sav*-A-Loan(R) Products                  12.9%         14.1%         13.0%         14.1%
    Discontinued Products                    --             9.3%          9.0%          9.9%

  Loans sold                           $   46,874    $  456,633    $  298,107    $  829,851


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

(3) Discontinued in April 1998, includes jumbo loans, conventional home loans, Title I loans and loans on small multi-family and mixed-use properties.

         The following table sets forth selected portfolio data for the Company for the periods indicated:

                                        As of June 30, 1998           As of December 31, 1997
                                    ---------------------------     ----------------------------
                                    Dollars in    % of Serviced     Dollars in     % of Serviced
                                     Thousands      Portfolio        Thousands      Portfolio
                                    ----------    -------------     ----------     -------------
Portfolio Data:
Serviced portfolio(1)               $1,384,775        100.0%        $2,231,519        100.0%
                                    ==========        =====         ==========        =====

Delinquencies:
  30-59 days delinquent             $   39,318          2.8%        $   65,063          2.9%
  60-89 days delinquent                 17,665          1.3%            30,479          1.4%
  90 days or more delinquent            23,154          1.7%            27,808          1.3%
                                    ----------        -----         ----------        -----
Total delinquencies                 $   80,137          5.8%        $  123,350          5.6%
                                    ==========        =====         ==========        =====

Defaults:
  Bankruptcies                      $   31,087          2.2%        $   25,131          1.1%
  Foreclosures                          89,089          6.4%           100,901          4.5%
                                    ----------        -----         ----------        -----
Total defaults                      $  120,176          8.7%        $  126,032          5.6%
                                    ==========        =====         ==========        =====

REO property                        $   14,793          1.1%        $    8,549          0.4%
                                    ==========        =====         ==========        =====
Charge-offs                         $   13,265          1.0%        $    4,734          0.2%
                                    ==========        =====         ==========        =====


(1) Excludes loans serviced pursuant to contract servicing agreements.

            As of June 30, 1998, the servicing portfolio decreased to $1.4 billion from $2.2 billion as of December 31, 1997, primarily as a result of the sale of the 1997-A, 1997-B and 1997-C securitizations and the associated servicing rights and the sale of loans through whole loan sales with servicing released during the first six months of 1998. During the remainder of 1998, the Company anticipates continuing to sell substantially all of its loan production through whole loan sales with servicing released. As a result of such sales, as well as the subservicing of loans as discussed below, and loan prepayments and defaults on existing loans, the Company anticipates that the size of the servicing portfolio will substantially decrease in the future.

            Due to the Company exceeding the delinquency rates permitted under the terms of the pooling and servicing agreements with respect to the Company's 1995-2, 1995-3, 1996-1, 1996-2 and 1996-3 home equity securitizations, the
Company has been in ongoing discussions regarding the servicing of the related loans with Financial Security Assurance Inc. and Financial Guaranty Insurance Company, certificate insurers under such securitizations. As a result of these discussions, the Company entered into subservicing agreements (which became effective on August 1, 1998) with respect to such loans with Fairbanks Capital Corp. As of June 30, 1998, the outstanding amount of such loans was $462.6 million or 33.4% of the servicing portfolio. The Company expects to enter into a similar subservicing agreement for its 1996-4 home equity securitization which, as of June 30, 1998, has approximately $146.3 million of loans outstanding. The total of these transfers would represent, as of June 30, 1998, approximately 44.0% of the total servicing portfolio and 90.1% of the Company's home equity securitized loans. As a result of the significant reduction of the Company's servicing portfolio, the Company expects to restructure its servicing operations and incur costs of approximately $500,000 and record such charge during the third quarter of 1998.

IMPACT OF YEAR 2000

            As described in its 1997 Annual Report on Form 10-K, the Company's information systems are networked and client server based. The Company believes that all of its information processing infrastructure, from the desktop computers to the servers including the network, desktop and applications server operating systems are Year 2000 compliant. Although the Company believes it will not suffer any interruption of service or impairment of functionality, if such interruption or impairment were to occur, it could have a material adverse effect on the Company's results of operations and financial condition. There can be no assurance that such impairment or interruption will not occur.

            The Company's loan servicing computer operations are performed by CPI/Alltel ("CPI"). CPI provides the Company with quarterly updates regarding CPI's progress and schedule for Year 2000 compliance. If such compliance is not achieved in a timely manner, the Year 2000 issue could have a material adverse effect on the servicing operations conducted by the Company.

RESULTS OF OPERATIONS

Three Months Ended June 30, 1998 Compared to Three Months Ended June 30, 1997

            During the three months ended June 30, 1998, the Company recorded negative revenues of $4.6 million primarily as a result of the recording of a $11.4 million net unrealized loss on the Company's trading securities. This represents a $59.3 million decrease from the three months ended June 30, 1997 primarily as a result of the lower gain recorded on its sale of loans and the net unrealized loss on the Company's trading securities.

            For the three months ended June 30, 1998, the Company recorded a gain on sale of loans totaling $3.1 million. This gain was primarily due to the sale of $46.9 million of whole loans at an average net premium received of 2.6% as compared to the average premium paid on such loans of 1.1%. Additionally, included in the gain on sale during the second quarter is approximately $2.4 million of gain representing the profit participation realized during the quarter on $111.1 million of loans sold during the first quarter of 1998 into the Company's purchase facility. Approximately $19.8 million of the whole loan sales during the second quarter represented loans sold on a non-recourse basis into the Company's purchase facility. The Company retains a participation in future profits on these loans but has not recorded any gain related to this profit participation. There can be no assurance that the Company will realize any future profits on these loans. As a result of the Company's significant reduction in the volume of correspondent originations, the Company expects to continue to experience a reduction in the weighted average premiums paid. During the second quarter of 1997, the Company recognized $35.0 million of gain on sale of loans representing a weighted average gain of 7.5% on $465.6 million of loans sold into securitizations. The Company expects that it will continue to sell the majority of loans through whole loan sales and therefore expects to continue to recognize lower net margins as compared to the margins recognized in 1997.

            The unrealized loss on valuation of residuals of $11.4 million recorded for the three months ended June 30, 1998 is a result of the Company increasing both its prepayment speed and loss assumptions used to calculate the value of the residuals, reflecting continued higher than expected losses and increased prepayment speeds experienced on its home equity securitized loans. As of June 30, 1998, the Company increased its weighted average loss rate to 4.35% per annum at June 30, 1998 from 3.3% per annum at March 31, 1998 and increased its weighted average prepayment speed to 34.8% per annum at June 30, 1998 from 31.8% per annum at March 31, 1998 for its home equity securitized loans. The Company used a weighted average discount rate of 15% at both June 30, 1998 and March 31, 1998.

            Interest income decreased $13.5 million or 82.3% to $2.9 million for the three months ended June 30, 1998 from $16.4 million for the comparable period in 1997. This decrease was due primarily to lower average balances of mortgage loans held for sale and the elimination of the recognition of accreted interest on the Company's residuals in the second quarter of 1998. The Company expects to continue to have lower average balances of mortgage loans held for sale resulting in lower interest income in the future as a result of the Company's whole loan sales initiatives. Additionally, the Company expects that the interest income related to its securitizations will continue to be lower than interest recognized in the comparable periods in 1997.

            Mortgage origination income decreased $876,122 or 61.3% to $554,018 for the three months ended June 30, 1998 from $1.4 million for the comparable period in 1997. This decrease was due primarily to a lower volume of loan originations for the three months ended June 30, 1998 as compared to the same period in 1997.

            Other income decreased $1.6 million or 86.1% to $266,306 for the three months ended June 30, 1998 from $1.9 million for the comparable period in 1997. This decrease was due primarily to decreased servicing income primarily due to the continued attrition of the loans that were sold with servicing retained prior to the Company's adoption of SFAS No. 122, "Accounting for Mortgage Servicing Rights."

            Total expenses decreased $8.3 million or 21.0% to $31.2 million for the three months ended June 30, 1998 from $39.5 million for the comparable period in 1997. This decrease was due primarily to decreased salaries and benefits due to a lower number of employees, as well as decreased interest expense due to a lower average balance of loans on the warehouse finance lines due to lower originations during the three months ended June 30, 1998 as compared to the same period in 1997.

            Salaries and employee benefits decreased $3.2 million or 29.9% to $7.5 million for the three months ended June 30, 1998 from $10.7 million for the comparable period in 1997. This decrease was due primarily to decreased staffing levels to 507 employees at June 30, 1998, as compared to 924 employees as of June 30, 1997. This decrease was primarily a result of the Company's restructuring and streamlining efforts as well as employee attrition.

            Interest expense decreased $6.0 million or 30.0% to $14.0 million for the three months ended June 30, 1998 from $20.0 million for the comparable period in 1997. This decrease was due primarily to a lower average balance of loans on the warehouse finance lines due to lower originations during the three months ended June 30, 1998 as compared to the same period in 1997.

            Selling and other expenses increased $915,099 or 10.4% to $9.7 million for the three months ended June 30, 1998 from $8.8 million for the comparable period in 1997. This increase was due primarily to increased professional fees as a result of the Company's restructuring and streamlining efforts.

            The Company recorded a net loss applicable to common stock of $42.8 million for the three months ended June 30, 1998 as compared to net earnings applicable to common stock of $2.9 million for the three months ended June 30, 1997. This loss was due primarily to a $35.9 million loss from continuing operations as compared to earnings of $7.5 million from continuing operations for the three months ended June 30, 1997. The loss recorded for the three months ended June 30, 1998 was primarily due to decreased loan originations, as well as lower gain on sale of loans due to the Company's strategy of selling loans through whole loan sales instead of through securitizations. Additionally, the Company recorded a loss from discontinued operations $3.5 million during the second quarter of 1997. An increase in the liquidation preference of the preferred stock in lieu of dividends and default payments of $6.9 million was recorded during the second quarter of 1998 further increasing the net loss applicable to common stock.

Six Months Ended June 30, 1998 Compared to Six Months Ended June 30, 1997

            During the first six months of 1998, the Company recorded negative revenues of $11.7 million primarily as a result of a loss on sale of loans of $1.3 million and the recording of a $18.5 million net unrealized loss on the Company's trading securities. This represents a $112.0 million decrease from the first six months of 1997 primarily as a result of the lower gain recorded on its sale of loans.

            For the first six months of 1998, the Company recorded a net loss on sale of loans totaling $1.3 million. This loss was primarily due to the sale of $285.2 million of whole loans at an average net premium received of 1.5% as compared to the average premium paid on such loans of 2.4%. Approximately $45.0 million of the whole loan sales represented loans sold on a non-recourse basis into the Company's purchase facility whereby the Company retains a participation in future profits on these loans but has not recorded any gain related to this profit participation. There can be no assurance that the Company will realize any future profits on these loans. As a result of the Company's significant reduction in the volume of correspondent originations, the Company expects to continue to experience a reduction in the weighted average premiums paid. During the first six months of 1997, the Company recognized $61.8 million of gain on sale of loans representing a weighted average gain of 7.5% on $829.8 million of loans sold into securitizations. The Company expects that it will continue to sell the majority of loans through whole loan sales and therefore expects to continue to recognize lower net margins as compared to the margins recognized in 1997.

            The unrealized loss on valuation of residuals of $18.5 million recorded for the six months ended June 30, 1998 is a result of the Company increasing both its prepayment speed and loss assumptions used to calculate the value of the residuals, reflecting continued higher than expected losses and increased prepayment speeds experienced on its home equity securitized loans. As a result of a recent increase in the volume of liquidations, and corresponding losses experienced on such liquidations, the Company determined that the loss rates implied by the values at December 31, 1997, should be revised from 1.7% per annum to 4.35% per annum. Additionally, during the second quarter of 1998, the Company experienced an increase in the prepayment speeds on its home equity securitized loans and accordingly increased the prepayment speeds used to value the residuals to 34.8% per annum at June 30, 1998 from 31.8% per annum at December 31, 1997.

            Interest income decreased $28.0 million or 82.1% to $6.1 million for the six months ended June 30, 1998 from $34.1 million for the comparable period in 1997. This decrease was due primarily to lower average balances of mortgage loans held for sale and the elimination of the recognition of accreted interest on the Company's residuals in the second quarter of 1998. The Company expects to continue to have lower average balances of mortgage loans held for sale resulting in lower interest income in the future as a result of the Company's whole loan sales initiatives. Additionally, the Company expects that the interest income related to its securitizations will continue to be lower than interest recognized in the comparable periods in 1997.

            Mortgage origination income decreased $760,944 or 34.4% to $1.5 million for the six months ended June 30, 1998 from $2.2 million for the comparable period in 1997. This decrease was due primarily to a lower volume of loan originations for the six months ended June 30, 1998 as compared to the same period in 1997.

            Other income decreased $1.7 million or 77.4% to $499,318 for the six months ended June 30, 1998 from $2.2 million for the comparable period in 1997. This decrease was due primarily to decreased servicing income mainly due to the continued attrition of the loans that were sold with servicing retained prior to the Company's adoption of SFAS No. 122, "Accounting for Mortgage Servicing Rights."

            Total expenses increased $2.1 million or 2.9% to $75.0 million for the six months ended June 30, 1998 from $72.9 million for the comparable period in 1997. This increase was due primarily to increased other operating expenses relating to increased professional fees as well as $3.2 million of restructuring charges and $2.0 million relating to the settlement of a lawsuit, offset by lower salaries and benefits and interest expense.

            Salaries and employee benefits decreased $4.2 million or 19.5% to $17.3 million for the six months ended June 30, 1998 from $21.5 million for the comparable period in 1997. This decrease was due primarily to decreased staffing levels to 507 employees at June 30, 1998 as compared to 924 employees as of June 30, 1997. This decrease was primarily a result of the Company's restructuring and streamlining efforts as well as employee attrition.

            Interest expense decreased $7.5 million or 21.0% to $28.2 million for the six months ended June 30, 1998 from $35.7 million for the comparable period in 1997. This decrease was due primarily to a lower average balance of loans on the warehouse finance lines due to lower originations during the six months ended June 30, 1998 as compared to the same period in 1997.

            Selling and other expenses increased $10.5 million or 66.5% to $26.3 million for the six months ended June 30, 1998 from $15.8 million for the comparable period in 1997. This increase was due primarily to increased operating costs of $9.7 million or 67.8% to $24.0 million for the six months ended June 30, 1998 from $14.3 million for the comparable period in 1997 from increased professional fees as a result of the Company's restructuring and streamlining efforts as well as a $2.0 million charge due to the settlement of a lawsuit.

            During the six months ended June 30, 1998, the Company recorded a restructuring charge of $3.2 million. This charge was related to a restructuring plan that includes streamlining and downsizing the

Company's operations. The Company has closed its branch operation in Virginia and significantly reduced its correspondent originations for the foreseeable future and has exited its conventional lending business. Of the $3.2 million, $1.1 million represents severance payments made to 142 former employees and $2.1 million represents costs incurred with lease obligations and write-offs of assets no longer in service.

         The Company recorded a net loss applicable to common stock of $98.6 million for the six months ended June 30, 1998 as compared to net earnings applicable to common stock of $19.7 million for the six months ended June 30, 1997. This loss was due primarily to a $87.1 million loss from continuing operations due to decreased loan originations, as well as decreased gain on sale of loans due to the Company's strategy of selling loans through whole loan sales instead of through securitizations. Additionally, the Company recorded earnings from discontinued operations of $5.8 million during the first six months of 1997. An increase in the liquidation preference of the preferred stock in lieu of dividends and default payments of $11.5 million was recorded during the first six months of 1998 further increasing the net loss applicable to common stock.

FINANCIAL CONDITION

June 30, 1998 Compared to December 31, 1997

         Cash and cash equivalents increased $32.9 million to $35.5 million at June 30, 1998 from $2.6 million at December 31, 1997. This increase was primarily due to the cash proceeds from the sale of CSC-UK.

         Mortgage servicing receivables decreased $3.0 million or 31.6% to $6.5 million at June 30, 1998 from $9.5 million at December 31, 1997. This decrease was primarily the result of the sale of the mortgage servicing receivables associated with the sale of the residuals in January 1998.

         Trading securities, which consist of interest-only and residual certificates, decreased $41.8 million or 33.0% to $84.7 million at June 30, 1998 from $126.5 million at December 31, 1997. This decrease was due primarily to the Company's sale of residual certificates and related mortgage servicing receivables relating to certain of the Company's home equity loan products for net proceeds of $26.5 million during the first quarter of 1998 to enhance the Company's liquidity position. Additionally, the Company recorded a write-down of $18.5 million during the first six months of 1998 resulting from an increase in the expected loss rate used to value such residuals reflecting the Company's recent increase in losses on liquidation of non-performing loans in its home equity portfolio.

         Mortgage loans held for sale, net increased $9.1 million or 9.8% to $102.4 million at June 30, 1998 from $93.3 million at December 31, 1997. This increase was due primarily to the volume of loans originated exceeding the volume of loans sold during the first six months of 1998.

         Mortgage loans held for investment, net increased $1.2 million or 18.5% to $7.7 million at June 30, 1998 from $6.5 million at December 31, 1997. This increase was due primarily to $1.7 million of loans reclassified from mortgages held for sale primarily due to the Company's inability to sell such loans offset by $449,013 of loans reclassified from mortgages held for investment, net to real estate owned. During the first six months of 1998, the Company sold $3.2 million of mortgage loans held for investment, net at a price equated to the book value. As a percentage of total assets, mortgage loans held for investment, net increased to 2.3% at June 30, 1998 from 1.6% at December 31, 1997.

         Investment in discontinued operations, net decreased by $58.8 million or 69.8% to $25.4 million at June 30, 1998 from $84.2 million at December 31, 1997. The decrease represented net cash proceeds from the sale of discontinued operations during the first six months of 1998. The balance at June 30, 1998 primarily consisted of cash on hand in the discontinued operation of approximately $16.4 million and net receivables (net of liabilities) due of approximately $9.0 million. The Company expects to maintain a balance of cash on hand in the discontinued operation to cover existing and potential liabilities and costs until the dissolution of the existing legal entities of CSC-UK and its subsidiaries. Additionally, as of June 30, 1998, there were liabilities related to the discontinued operations of approximately $1.4 million included in accounts payable and other liabilities.

            Other assets increased $1.3 million or 4.8% to $28.6 million at June 30, 1998 from $27.3 million at December 31, 1997. This increase was due primarily to an increase in prepaid expenses and accounts receivable partially offset by decreases in accrued interest receivable and deferred debt issuance costs.

            Warehouse financing facilities outstanding increased $13.6 million or 17.5% to $91.1 million at June 30, 1998 from $77.5 million at December 31, 1997. This increase was due primarily to the volume of loans originated exceeding the volume of loans sold during the first six months of 1998.

            Accounts payable and other liabilities increased $817,106 or 1.3% to $64.2 million at June 30, 1998 from $63.4 million at December 31, 1997. This increase was due primarily to the increased accrued interest payable relating to the Notes, partially offset by decreased accrued expenses relating to the UK Sale and decreased other accrued expenses.

            Allowance for losses increased $1.9 million or 41.3% to $6.5 million at June 30, 1998 from $4.6 million at December 31, 1997. This increase was due primarily to an increase in the expected losses on the Company's home equity loan pools and the costs associated with servicing such pools.

            The stockholders' deficit increased $87.1 million or 49.3% to a deficit of $263.9 million at June 30, 1998 as compared to a stockholders' deficit of $176.8 million at December 31, 1997. This increase in the deficit was the result of a net loss of $87.1 million for the six months ended June 30, 1998.

LIQUIDITY AND CAPITAL RESOURCES

            The Company's business requires substantial cash to support its operating activities. The Company's principal cash requirements include the funding of loan production, payment of interest expenses, operating expenses and income taxes. The Company uses its cash flow from whole loan sales, loan origination fees, processing fees, net interest income and borrowings under its loan warehouse and purchase facilities to meet its working capital needs. There can be no assurance that existing lines of credit can be extended or refinanced or that funds generated from operations will be sufficient to satisfy obligations. In October 1997, the Company announced that it was exploring strategic alternatives for the Company's ability to continue as a going concern. In April 1998, the Company completed the UK Sale and received proceeds, at the time of the closing, of $83.8 million, net of closing costs and other fees. The Company believes that its future success is dependent upon its ability to (i) access loan warehouse or purchase facilities, (ii) successfully sell loans in the whole loan sales market, (iii) restructure its balance sheet (see "--Restructuring/Reorganization"), (iv) streamline its operations and (v) retain an adequate number and mix of its employees. No assurance can be given that the Company will be able to achieve these results. The implementation of any of these or other liquidity initiatives is likely to have a negative impact on the Company's profitability. The Company's liquidity is dependent upon its continued access to funding sources and can be negatively affected by a number of factors including conditions in the whole loan sale market and the Company's ability to sell certain assets. No assurances can be given as to such continued access or the occurrence of such factors. In addition, the Company will be required to restructure its balance sheet in the near term in order to meet its longer term liquidity needs. The Company has also investigated a variety of alternatives for reorganization and has concluded that the best way to recapitalize the Company over the long-term and maximize the recovery of creditors and senior equity interest holders of the Company is through a prepackaged plan of reorganization for the Company and its wholly-owned subsidiary, CSC. See "--Restructuring/Reorganization."

            The Company has operated, and expects to continue to operate, on a negative cash flow basis. During the six months ended June 30, 1998 and 1997, the Company used net cash of $42.0 million and $63.8 million from continuing operations, respectively. Additionally, in the six months ended June 30, 1998 and 1997, the Company was provided $61.2 million and used $1.2 million, respectively, in investing activities. During 1997, the Company's sale of loans through securitizations has resulted in a gain on sale of loans through securitizations recognized by the Company. The recognition of this gain on sale had a negative impact on the cash flow of the Company because significant costs are incurred upon closing of the transactions giving rise to such gain and the Company is required to pay income taxes on the gain on sale in the period recognized, although the Company does not receive the cash representing the gain until later periods as the related loans are repaid or otherwise collected. During the six months ended June 30, 1998 and 1997, the Company received cash from financing activities of $13.7 million and $199.1 million, respectively. During the six months ended June 30, 1997, the Company used net cash in discontinued operations of $86.5 million.

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

            In May 1998, Moody's lowered its rating of the Company's Notes to Ca from Caa3, as well as its ratings on the Company's Convertible Debentures to C from Ca. Also, in May 1998, S&P withdrew its CCC counterparty credit rating on the Company and placed its CCC rating on the Company's Notes on "CreditWatch". In June 1998, S&P further lowered its rating on the Company's Notes to D/default. These reductions in the ratings of the Company's debt will likely increase the Company's future borrowing costs.

Credit Facilities

            Greenwich Warehouse Facility. In January 1997, CSC entered into a secured warehouse credit facility with Greenwich Capital Financial Products, Inc., an affiliate of Greenwich Capital Markets, Inc. (referred to herein, including any affiliates as "Greenwich") to provide a $400.0 million warehouse facility under which CSC borrows funds on a short-term basis to support the accumulation of loans prior to sale (as amended, the "Greenwich Facility"). Advances under the Greenwich Facility bore interest at a rate of LIBOR plus 150 basis points. The Greenwich Facility is guaranteed by the Company and is secured by the mortgage loans and related assets financed under the Greenwich Facility and by a pledge (on a pari passu basis with the CIT Facility (as defined below)) of the capital stock of certain subsidiaries of CSC holding certain residual securities, as well as by a reserve fund (containing approximately $8.1 million as of July 31, 1998) to cover certain losses of Greenwich under a related whole loan sale agreement. This facility was scheduled to expire on December 31, 1997, at which time CSC and Greenwich entered into an extension agreement currently through September 8, 1998 (as amended, the "Extension Agreement"). The Extension Agreement provides for a maximum credit line of $150.0 million, subject to adjustment by Greenwich, at an interest rate of LIBOR plus 200 basis points (7.78% at June 30, 1998) and a fee of 0.25% of the aggregate principal balance of loans to be paid to Greenwich in connection with any sale or securitization or any other transfer to any third party of loans funded under this agreement. As of June 30, 1998, $87.8 million was outstanding under the Extension Agreement. There can be no assurance that CSC can extend the term of the Greenwich Facility or obtain any replacement financing beyond September 8, 1998.

            CIT Warehouse Facility. On February 3, 1998, CSC entered into a revolving credit facility with the CIT Group/Equipment Financing, Inc. (as amended, the "CIT Facility") to finance CSC's origination and purchase of mortgage loans, the repayment of certain indebtedness and, subject to certain limitations, other general corporate purposes. The CIT Facility is guaranteed by the Company, and bears interest at the prime rate plus 50 basis points (9.0% at June 30,1998). Pursuant to the CIT Facility, CSC has available a secured revolving credit line in an amount equal to the lesser of (i) $30.0 million or
(ii) a commitment calculated as a percentage (generally 80% or 85%) of the mortgage loans securing the CIT Facility. The CIT Facility is also subject to sub-limits on the amount of certain varieties of mortgage loan products that may be used to secure advances thereunder. In addition, the CIT Facility is secured by the mortgage loans and related assets financed under the CIT Facility or self-funded by CSC, by a pledge of 65% of the capital stock of CSC-UK, by a pledge (on a pari passu basis with the Greenwich Facility) of the capital stock of certain subsidiaries of CSC holding certain residual securities and by certain other assets. The CIT Facility terminates on February 3, 2000. As of June 30, 1998, the outstanding balance on the CIT Facility was $3.3 million.

Loan Sales

            The Company disposed of all of its loan production through whole loan sales where the Company received a cash premium at the time of sale. In the first six months of 1998 and in the years 1997, 1996 and 1995, the Company sold $298.1 million, $518.4 million, $73.5 million and $185.8 million, respectively, in whole loan sales, accounting for 100.0%, 31.7%, 5.6% and 24.8% of all loan sales in the respective periods. As a result of the Company's financial condition, the Company is currently unable to sell its loans through securitizations and expects to sell its loans only through whole loan sales during 1998.

            The Company used overcollateralization accounts as a means of providing credit enhancement for its securitizations. This mechanism slows the flow of cash to the Company and causes some or all of the amounts otherwise distributable to the Company as cash flow in excess of amounts payable as current interest and principal on the securities issued in its securitizations to be deposited in an overcollateralization account for application to cover certain losses or to be released to the Company later if not so used. This temporary or permanent redirection of such excess cash flows reduces the present value of such cash flows, which are the principal component of the gain on the sale of the securitized loans recognized by the Company in connection with each securitization.

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

            Since it adopted SFAS No. 122, "Accounting for Mortgage Servicing Rights" in October 1995, the Company recognizes as an asset the capitalized value of mortgage servicing receivables based on their fair value. The fair value of these assets is determined based on various economic factors, including loan types, sizes, interest rates, dates of origination, terms and geographic locations. The Company also uses other available information applicable to the types of loans the Company originates and purchases (giving consideration to such risks as default and collection) such as reports on prepayment rates, interest rates, collateral value, economic forecasts and historical loss and prepayment rates of the portfolio under review. The Company estimates the expected cash flows that it will receive over the life of a portfolio of loans. These expected cash flows constitute the excess of the interest rate payable by the obligors of loans over the interest rate passed through to the purchaser, less applicable recurring fees and credit losses. The Company discounts the expected cash flows at a discount rate that it believes is consistent with the required risk-adjusted rate of return of an independent third party purchaser of the interest-only and residual certificates or mortgage servicing receivables. As of June 30, 1998, the Company's balance sheet reflected the fair value of interest-only and residual certificates and mortgage servicing receivables of $84.7 million and $6.5 million less an allowance for losses of $6.5 million, respectively.

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

Convertible Debentures

            In May 1996, the Company issued $143.8 million of 6% Convertible Subordinated Debentures due 2006 (the "Convertible Debentures"), convertible at any time prior to redemption of maturity, at the holder's option, into shares of the Company's Common Stock at a conversion price of $26.25, subject to adjustment. The Convertible Debentures may be redeemed, at the option of the Company, in whole or in part, at any time after May 15, 1999 at predetermined redemption prices together with accrued and unpaid interest to the date fixed for redemption. The coupon at 6% per annum, is payable semi-annually on each May 1 and November 1, having commenced November 1, 1996. The terms of the Indenture governing the Convertible Debentures do not limit the incurrence of additional indebtedness by the Company, nor do they limit the Company's ability to make payments such as dividends. The Company deferred the May 1, 1998 interest payment as part of its plan to reorganize the business. The continued deferral of the interest payment on the Convertible Debentures constitutes an "Event of Default" pursuant to the Indenture under which such securities were issued. As of August 3, 1998, there were $129.6 million of Convertible Debentures outstanding.

Senior Notes

            In May 1997, the Company issued $300.0 million aggregate principal amount of 12-3/4% Senior Notes due 2004 in a private placement. Such notes are not redeemable prior to maturity except in limited circumstances. The coupon at 12-3/4% per annum, is payable semi-annually on each June 1 and December 1, having commenced December 1, 1997. In September 1997, the Company completed the exchange of such notes for a like principal amount of 12-3/4% Series A Senior Notes due 2004 (the "Notes") which have the same terms in all material respects, except for certain transfer restrictions and registration rights. In connection with its restructuring efforts, the Company determined to defer the June 1, 1998 interest payment on the Notes. The continued deferral of the interest payment on the Notes constitutes an "Event of Default" pursuant to the Indenture under which such securities were issued.

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

            In March and June 1998, the Company elected to add an amount equal to the dividend to the Liquidation Preference of the Series A Preferred Stock in lieu of payment of such dividend. In addition, amounts equal to 3% of the Liquidation Preference for each 30-day period (prorated for shorter periods) was added to the Liquidation Preference due to the delisting of the Company's Common Stock from the Nasdaq National Market on January 29, 1998 (as discussed below). As of June 30, 1998, the new Liquidation Preference varies up to $12,562 per share.

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

            As of August 3, 1998, an aggregate of 4,374 shares of the Series A Preferred Stock had been converted (626 shares remain outstanding) into an aggregate of 12,681,270 shares of Common Stock. As of August 3, 1998, all Series A Warrants were outstanding.

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

            In March and June 1998, the Company elected to add an amount equal to the dividend to the Liquidation Preference of the Series B Preferred Stock in lieu of payment of such dividend. In addition, amounts equal to 3% of the Liquidation Preference for each 30-day period (prorated for shorter periods) was added to the Liquidation Preference due to the delisting of the Company's Common Stock from the Nasdaq National Market on January 29, 1998. As of June 30, 1998, the new Liquidation Preference is $12,595 per share.

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

            As of August 3, 1998, an aggregate of 449 shares of Series B Preferred Stock had been converted (4,551 shares remain outstanding) into an aggregate of 21,470,375 shares of Common Stock. As of August 3, 1998, all Series B Warrants were outstanding.

            As of August 3, 1998, if all of the outstanding shares of the Series A Preferred Stock and Series B Preferred Stock were converted into Common Stock, the Company would not have sufficient authorized shares of Common Stock to satisfy such conversions.

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

            On December 5, 1997, the Eastern District plaintiffs filed a motion for appointment of lead plaintiffs and approval of co-lead counsel. The court has not yet ruled on plaintiffs' motion. On March 25, 1998, the Company and its defendant officers and directors filed a motion with the federal Judicial Panel for Multidistrict Litigation ("JPML"), seeking consolidation of all current and future securities actions, including the New Jersey Action, for pre-trial purposes before Judge Sterling Johnson in the Eastern District. On June 12, 1998, the JPML granted this motion.

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

            Settlement discussions commenced after plaintiffs' motion for preliminary injunction was fully submitted. Settlement negotiations were concluded and the litigation was settled shortly after the New York Court issued a decision in plaintiffs' favor. The Company paid and expensed $2.04 million to plaintiffs, and the Company, CSC and the defendant officers and directors gave releases in favor of the plaintiffs. Plaintiffs agreed to discontinue their claims with prejudice, withdraw as moot their motion for injunctive relief, consent to vacatur of injunctive relief in the litigation and gave releases in favor of the Company, CSC and the defendant officers and directors.

            In February 1998, a putative class action lawsuit (the "Simpson Action") was filed against the Company in the U.S. District Court for the Northern District of Mississippi (Greenville Division). The Simpson Action is a class action brought under the anti-kickback provisions of Section 8 of the Real Estate Settlement Procedures Act ("RESPA"). The complaint alleges that, on November 19, 1997, plaintiff Laverne Simpson, through the services of Few Mortgage Group ("Few"), a mortgage broker, obtained refinancing for the mortgage on her residence in Greenville, Mississippi. Few secured financing for plaintiff through the Company. In connection with the financing, the Company is alleged to have paid a premium to Few in the amount of $1,280.00. Plaintiff claims that the payment was a referral fee and duplicative payment prohibited under Section 8 of RESPA. Plaintiff is seeking compensatory damages for the amounts "by which the interest rates and points charges were inflated." Plaintiff also claims to represent a class consisting of all other persons similarly situated, that is, persons (a) who secured mortgage financing from the Company through mortgage brokers from an unspecified period to date (claims under Section 8 of RESPA are governed by a one year statute of limitations) and (b) whose mortgage brokers received a fee from the Company. Plaintiff is seeking to recover compensatory damages, on behalf of the putative class, which is alleged to be "numerous," for the amounts that "the interest rates and points charges were inflated" in connection with each class member's mortgage loan transaction. The Company answered the complaint and plaintiff has not yet moved for class certification. To date, there has not been a ruling on the merits of either plaintiff's individual claim or the claims of the putative class.

            In April 1998, the Company was named as a defendant in an Amended Complaint filed against 59 separate defendants in the Circuit Court for Baltimore City entitled Peaks v. A Home of Your Own, Inc. et al. This action is styled as a class action and alleges various causes of action (including Conspiracy to Defraud, Fraud, Violation of Maryland Consumer Protection Act and Unfair Trade Practices, Negligent Misrepresentation, and Negligence) against multiple parties relating to 89 allegedly fraudulent mortgages made on residential real estate in Baltimore, Maryland. The Company is alleged to have purchased at least eight of the loans (and may have purchased 15 of the loans) at issue in the Complaint. The Company has not yet been involved in any discovery and has yet to file its response.

            Although no assurance can be given as to the outcome of the lawsuits described above, the Company believes that the allegations in each of the actions are without merit and that its disclosures were proper, complete and accurate. The Company intends to defend vigorously against these actions and seek their early dismissal. These lawsuits, however, if decided in favor of plaintiffs, could have a material adverse effect on the Company.

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

            On April 24, 1998, the Company filed an action in the US District Court for the District of Maryland against multiple parties entitled Cityscape Corp. vs. Global Mortgage Company, et al. The Company is in the process of serving the complaint on the defendants. To date, the Company has yet to receive any responsive pleadings. The complaint seeks damages of $4.0 million stemming from a series of 145 allegedly fraudulent residential mortgages which the Company previously acquired. The Company has previously reserved for losses against such loans.

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

            Pursuant to the UK Sale Agreement, Ocwen is required to pay certain sums to the Company. On August 5, 1998, the Company made formal demand on Ocwen for payment of those sums which arise (i) from the Final Portfolio Completion Statement and (ii) items deemed to be Excluded Assets, each as defined in the UK Sale Agreement. The sum claimed by the Company totals approximately $4.3 million together with interest calculated pursuant to the UK Sale Agreement. Ocwen has failed to pay the sums due and, accordingly, the Company intends to commence proceedings in the High Court of Justice, London for the recovery of those sums (the "proposed proceedings"). Ocwen disputes approximately $1.6 million of the sum claimed by the Company, although, pending further investigations, the Company is unable to determine on what basis the claim is disputed. Ocwen has informed the Company that it will be defending the proposed proceedings on the basis that any sums owed by Ocwen to the Company should be set off and extinguished as against the sum which Ocwen claims is due or, alternatively, is recoverable by it from the Company on the grounds of the Company's breach of warranty or misrepresentation. The sum which Ocwen claims is due to it from the Company is approximately $21.4 million (the "Liabilities Figure") of which $5.7 million is being held by Ocwen in a bank account pursuant to the terms of the UK Sale Agreement. In respect of the Liabilities Figure, Ocwen claims that approximately $21.2 million relates to matters concerning the loans of Greyfriars, includes the Company's alleged excessive charging to borrowers, alleged failure to notify borrowers of interest rate rises and alleged failure to advise borrowers of increased repayments. The Company denies that any sum is due to Ocwen whether under the UK Sale Agreement or as a result of a breach of warranty or misrepresentation or otherwise and will defend any proceedings commenced by Ocwen in this connection. The remainder of the Liabilities Figure, namely, approximately $211,000, is the subject of ongoing correspondence between the Company and Ocwen. The Company believes that the total amount payable to Ocwen in respect of the Liabilities Figure is approximately $74,000. Although there can be no assurance of the outcome of such dispute, the Company believes the Ocwen claim is without merit.

            In the normal course of business, aside from the matters discussed above, the Company is subject to various legal proceedings and claims, the resolution of which, in management's opinion, will not have a material adverse effect on the consolidated financial position or the results of operations of the Company.

ITEM 2.  CHANGES IN SECURITIES

None.



ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

            The Company deferred the May 1, 1998 interest payment on its 6% Convertible Subordinated Debentures due 2006 (the "Convertible Debentures"). The continued deferral of the interest payment on the Convertible Debentures constitutes an "Event of Default" pursuant to the Indenture under which such securities were issued. The interest payment due on May 1, 1998 was in the amount of $3.9 million. Since such date, an additional $2.2 million of interest has accrued.

            The Company deferred the June 1, 1998 interest payment on its $300.0 million aggregate principal amount of 12-3/4% Series A Senior Notes due 2004 (the "Notes"). The continued deferral of the interest payment on the Notes constitutes an "Event of Default" pursuant to the Indenture under which such securities were issued. The interest payment due on June 1, 1998 was in the amount of $19.1 million. Since such date, an additional $7.5 million of interest has accrued.

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

10.1*    Third Renewal Agreement, dated as of May 29, 1998, between CSC and
         Greenwich Financial Products, Inc.

10.2*    Fourth Renewal Agreement, dated as of June 30, 1998, between CSC and
         Greenwich Financial Products, Inc.

10.3*    Fifth Renewal Agreement, dated as of July 15, 1998, between CSC and
         Greenwich Financial Products, Inc.

10.4*    Employment Agreement, dated July 2, 1998, between CSC and Cheryl P.
         Carl.

10.5*    Employment Agreement, dated July 2, 1998, between CSC and Peter Kucma.

10.6*    Employment Agreement, dated June 24, 1998, between CSC and Jonah L.
         Goldstein.

10.7*    Employment Agreement, dated June 24, 1998, between CSC and Robert C.
         Patent.

10.8*    Employment Agreement, dated July 2, 1998, between CSC and Tim S.
         Ledwick.

10.9*    Employment Agreement, dated July 21, 1998, between CSC and Steven
         Weiss.

10.10*   Employment Agreement, dated July 2, 1998, between CSC and Robert J.
         Blackwell.

10.11*   Employment Agreement, dated July 2, 1998, between the Company and
         Steven M. Miller.

11.1*    Computation of Earnings Per Share

27.1*    Financial Data Schedule

---------------------------
*  Filed herewith

(b)  Reports on Form 8-K

1. Form 8-K dated March 31, 1998 reporting that the Company has entered into definitive agreements for the sale of substantially all of the businesses and assets, and certain liabilities of CSC-UK.

2. Form 8-K dated May 1, 1998 reporting that pursuant to an agreement for the sale and purchase of CSC-UK, the Company has completed the sale of substantially all of the assets, and certain liabilities of CSC-UK.

3. Form 8-K dated June 1, 1998 reporting that the Company entered into a non-binding letter of intent with representatives of holders of a majority of the Company's Notes to support a proposed restructuring of the Company.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       Cityscape Financial Corp.
                                       (Registrant)



Date:  August 12, 1998                 By:/s/ Tim S. Ledwick
                                          -------------------------
                                               Tim S. Ledwick
                                       Title:  Vice President and
                                               Chief Financial Officer
                                       (as chief accounting officer and
                                       on behalf of the registrant)