Form 10-Q
period 1998-09-30
CITYSCAPE FINANCIAL CORP
filed 1998-11-17
CIK 866253

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998


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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

                        64,878,969 SHARES $.01 PAR VALUE,
            OF COMMON STOCK, WERE OUTSTANDING AS OF NOVEMBER 6, 1998

                            CITYSCAPE FINANCIAL CORP.
                  (DEBTOR-IN-POSSESSION AS OF OCTOBER 6, 1998)
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                      NINE MONTHS ENDED SEPTEMBER 30, 1998



                                                                                  PAGE
                                                                                  ----
PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

Consolidated Statements of Financial Condition at September 30, 1998 and
   December 31, 1997                                                                2

Consolidated Statements of Operations for the three months and
    the nine months ended September 30, 1998 and 1997                               3

Consolidated Statements of Cash Flows for the nine months ended September 30,
   1998 and 1997                                                                    4

Notes to Consolidated Financial Statements                                          5-12
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
      AND RESULTS OF OPERATIONS                                                     13-31

PART II - OTHER INFORMATION                                                         32-38

                         PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements


                            CITYSCAPE FINANCIAL CORP.
                  (DEBTOR-IN-POSSESSION AS OF OCTOBER 6, 1998)
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (UNAUDITED)


                                                                                      SEPTEMBER 30,            DECEMBER 31,
                                                                                          1998                     1997
                                                                                          ----                     ----
ASSETS
  Cash and cash equivalents                                                           $  24,839,839           $   2,594,163
  Cash held in escrow                                                                     7,179,480              24,207,517
  Mortgage servicing receivables                                                          7,461,648               9,524,535
  Trading securities                                                                     76,586,673             126,475,656
  Mortgage loans held for sale, net                                                     124,090,229              93,290,024
  Mortgages held for investment, net                                                      4,969,176               6,530,737
  Equipment and leasehold improvements, net                                               4,524,605               6,058,206
  Investment in discontinued operations, net                                             24,763,569              84,232,000
  Income taxes receivable                                                                 1,698,166              18,376,574
  Other  assets                                                                          29,854,395              27,267,770
                                                                                      -------------           -------------
     Total assets                                                                     $ 305,967,780           $ 398,557,182
                                                                                      =============           =============

LIABILITIES
  Warehouse financing facilities                                                      $ 110,913,223           $  77,479,007
  Accounts payable and other liabilities                                                 66,394,368              63,427,810
  Allowance for losses                                                                    7,461,648               4,555,373
  Income taxes payable                                                                    2,034,098                 300,000
  Notes and loans payable                                                               300,000,000             300,000,000
  Convertible subordinated debentures                                                   129,620,000             129,620,000
                                                                                      -------------           -------------
     Total liabilities                                                                  616,423,337             575,382,190
                                                                                      -------------           -------------

STOCKHOLDERS' EQUITY (DEFICIT)
  Preferred stock, $.01 par value, 10,000,000 shares authorized;
    5,177 shares issued and outstanding; Liquidation
    Preference - Series A Preferred Stock, $7,416,016;  Series B  Preferred
    Stock, $64,850,476 at September 30, 1998; 5,295 shares issued and outstanding; Liquidation Preference - Series A Preferred Stock,
    $6,820,800; Series B Preferred Stock, $47,046,745 at December 31, 1997                       52                      53
  Common stock, $.01 par value, 100,000,000 shares authorized; 64,948,969
    and 47,648,738 shares issued at September 30, 1998 and December 31, 1997                649,489                 476,487
  Treasury stock, 70,000 shares at September  30, 1998 and December 31,
    1997, at cost                                                                          (175,000)               (175,000)
  Additional paid-in capital                                                            175,304,103             175,477,104
  Retained earnings (accumulated deficit)                                              (486,234,201)           (352,603,652)
                                                                                      -------------           -------------
     Total stockholders' equity (deficit)                                              (310,455,557)           (176,825,008)
                                                                                      -------------           -------------

COMMITMENTS AND CONTINGENCIES                                                         -------------           -------------
     Total liabilities and stockholders' equity (deficit)                             $ 305,967,780           $ 398,557,182
                                                                                      =============           =============

          See accompanying notes to consolidated financial statements.

                            CITYSCAPE FINANCIAL CORP.
                  (DEBTOR-IN-POSSESSION AS OF OCTOBER 6, 1998)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                              THREE MONTHS ENDED SEPTEMBER 30,    NINE MONTHS ENDED SEPTEMBER 30,
                                                                   1998              1997             1998               1997
                                                                   ----              ----             ----               ----
REVENUES
  Gain on sale of loans                                       $   2,228,984     $  20,073,841     $     926,772     $  81,830,010
  Net unrealized loss on valuation of residuals                  (7,817,022)      (72,149,611)      (26,303,825)      (72,149,611)
  Interest                                                        3,948,955        22,229,287        10,035,360        56,338,464
  Mortgage origination income                                       593,325         1,390,507         2,046,651         3,604,777
  Other                                                             728,270         3,071,146         1,227,588         5,278,472
                                                              -------------     -------------     -------------     -------------
          Total revenues                                           (317,488)      (25,384,830)      (12,067,454)       74,902,112
                                                              -------------     -------------     -------------     -------------

EXPENSES
  Salaries and employee benefits                                  8,569,729        12,264,996        25,876,102        33,770,753
  Interest expense                                               15,126,427        18,102,327        43,280,304        53,755,859
  Selling expenses                                                1,179,260         1,139,014         3,171,811         2,634,476
  Other operating expenses                                       16,472,620         9,765,738        40,806,921        24,047,900
  Provision for loan losses                                       4,728,073        11,964,919         4,728,073        11,964,919
  Restructuring charge                                                   --                --         3,233,760                --
                                                              -------------     -------------     -------------     -------------
          Total expenses                                         46,076,109        53,236,994       121,096,971       126,173,907
                                                              -------------     -------------     -------------     -------------

  (Loss) earnings from continuing operations
    before income taxes                                         (46,393,597)      (78,621,824)     (133,164,425)      (51,271,795)
  Income tax (benefit) provision                                    166,067       (31,250,496)          466,126       (18,860,828)
                                                              -------------     -------------     -------------     -------------
  (Loss) earnings from continuing operations                    (46,559,664)      (47,371,328)     (133,630,551)      (32,410,967)
  Discontinued operations:
    (Loss) earnings from discontinued operations, net of
      income tax benefit of $14,218,420 and $9,970,915
      for the three and nine months ended September 30,
      1997 and net of extraordinary item of $425,000                     --       (22,271,374)               --       (16,425,467)
                                                              -------------     -------------     -------------     -------------
  Net (loss) earnings                                           (46,559,664)      (69,642,702)     (133,630,551)      (48,836,434)
  Preferred stock dividends paid in common stock                         --         1,035,315                --         2,102,189
  Preferred stock dividends - increase in liquidation
    preference                                                    2,436,488                --         6,097,567                --
  Preferred stock - default payments                              5,792,899                --        13,615,115                --
                                                              -------------     -------------     -------------     -------------
NET (LOSS) EARNINGS APPLICABLE TO COMMON STOCK                $ (54,789,051)    $ (70,678,017)    $(153,343,233)    $ (50,938,623)
                                                              =============     =============     =============     =============

Earnings (loss) per common share:
  Basic
    (Loss) earnings from continuing operations                $       (0.84)    $       (1.50)    $       (2.71)    $       (1.12)
    (Loss) earnings from discontinued operations                         --             (0.69)               --             (0.53)
                                                              -------------     -------------     -------------     -------------
  Net (loss) earnings                                         $       (0.84)    $       (2.19)    $       (2.71)    $       (1.65)
                                                              =============     =============     =============     =============

  Diluted
    (Loss) earnings from continuing operations                $       (0.84)    $       (1.50)    $       (2.71)    $       (1.12)
    (Loss) earnings from discontinued operations                         --             (0.69)               --             (0.53)
                                                              -------------     -------------     -------------     -------------
  Net (loss) earnings (1)                                     $       (0.84)    $       (2.19)    $       (2.71)    $       (1.65)
                                                              =============     =============     =============     =============

Weighted average number of common shares outstanding:
    Basic                                                        64,878,969        32,346,059        56,566,295        30,936,205
                                                              =============     =============     =============     =============
    Diluted (1)                                                  64,878,969        32,346,059        56,566,295        30,936,205
                                                              =============     =============     =============     =============

(1) For the three months and nine months ended September 30, 1998 and 1997, the incremental shares from assumed conversions are not included in computing the diluted per share amounts because their effect would be antidilutive since an increase in the number of shares would reduce the amount of loss per share. Therefore, basic and diluted EPS figures are the same amount.

          See accompanying notes to consolidated financial statements.

                            CITYSCAPE FINANCIAL CORP.
                  (DEBTOR-IN-POSSESSION AS OF OCTOBER 6, 1998)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                     NINE MONTHS ENDED SEPTEMBER 30,
                                                                                     1998                       1997
                                                                                     ----                       ----
Cash flows from operating activities:
 (Loss) earnings from continuing operations                                    $  (133,630,551)          $   (32,410,967)
    Adjustments to reconcile net (loss) earnings from continuing operations to net cash used in continuing operating activities:
      Depreciation and amortization                                                  2,553,173                   847,563
      Income taxes payable                                                          18,412,506               (31,679,643)
      Increase in accounts receivable and due from broker for
        securities transactions                                                     (1,354,940)               (1,374,298)
      Decrease in mortgage servicing receivables                                     4,969,162                19,981,522
      Decrease (increase) in trading securities                                     49,888,983               (75,441,477)
      Net purchases of securities under agreements to resell                                --               102,385,208
      Proceeds from securities sold but not yet purchased                                   --              (101,034,401)
      Proceeds from sale of mortgages                                              370,326,000             1,275,509,452
      Mortgage origination funds disbursed                                        (418,629,718)           (1,301,928,103)
     Other, net                                                                     34,830,604                34,980,195
                                                                               ---------------           ---------------
  Net cash used in continuing operating activities                                 (72,634,781)             (110,164,949)
                                                                               ---------------           ---------------
  Net cash used in discontinued operating activities                                        --              (108,711,510)
                                                                               ---------------           ---------------
  Net cash used in operating activities                                            (72,634,781)             (218,876,459)
                                                                               ---------------           ---------------

Cash flows from investing activities:
  Sale from discontinued operations, net                                            59,468,431                        --
  Purchases of equipment                                                            (1,019,572)               (4,632,678)
  Proceeds from equipment sale and lease-back financing                                     --                 1,776,283
  Proceeds from sale of available-for-sale securities                                       --                 2,254,232
  Proceeds from sale of mortgages held for investment                                2,997,382                        --
                                                                               ---------------           ---------------
Net cash provided by (used in) investing activities                                 61,446,241                  (602,163)
                                                                               ---------------           ---------------

Cash flows from financing activities:
    Increase in warehouse financings                                                33,434,216                 1,004,327
    Decrease in standby facility                                                            --                (7,966,292)
    Proceeds from notes and loans payable                                                   --                49,000,000
    Repayment of notes and loans payable                                                    --              (161,405,843)
    Net proceeds from issuance of preferred stock                                           --                98,249,950
    Net proceeds from issuance of common stock                                              --                   321,319
    Net proceeds from issuance of Notes                                                     --               290,758,908
                                                                               ---------------           ---------------
 Net cash provided by financing activities                                          33,434,216               269,962,369
                                                                               ---------------           ---------------

Net increase in cash and cash equivalents                                           22,245,676                50,483,747
Cash and cash equivalents at beginning of period                                     2,594,163                   446,285
                                                                               ---------------           ---------------
Cash and cash equivalents at end of period                                     $    24,839,839           $    50,930,032
                                                                               ===============           ===============

Supplemental disclosure of cash flow information: Income
  taxes paid during the period:
    Continuing operations                                                      $         1,230           $     4,856,056
                                                                               ===============           ===============
    Discontinued operations                                                    $            --           $            --
                                                                               ===============           ===============
  Interest paid during the period:
    Continuing operations                                                      $     6,928,187           $    27,269,967
                                                                               ===============           ===============
    Discontinued operations                                                    $            --           $       441,000
                                                                               ===============           ===============

          See accompanying notes to consolidated financial statements.

                            CITYSCAPE FINANCIAL CORP.
                  (DEBTOR-IN-POSSESSION AS OF OCTOBER 6, 1998)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998
                                   (UNAUDITED)

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

2.  Basis of Presentation

      The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring accruals, considered necessary for a fair presentation of the results for the interim period have been included. Operating results for the three and nine months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. The accompanying consolidated financial statements and the information included under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" should be read in conjunction with the consolidated financial statements and related notes of the Company for the year ended December 31, 1997.

      The Company's unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and the liquidation of liabilities and commitments in the normal course of business. The Filings (see Note 3), related circumstances and the losses from operations raise substantial doubt about the Company's ability to continue as a going concern. The appropriateness of using the going concern basis is dependent upon, among other things, confirmation of a plan of reorganization, which hearing is presently scheduled for November 13, 1998 (and may be adjourned), the successful sale of loans in the whole loan sales market, the ability to access warehouse lines of credit and future profitable operations. While under the protection of chapter 11, the Company may sell or otherwise dispose of assets, and liquidate or settle liabilities, for amounts other than those reflected in the accompanying consolidated financial statements. Should the Plan (as defined in Note 3) be confirmed, the Company will adopt fresh-start accounting in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" ("SOP 90-7"). The accompanying consolidated financial statements do not include any adjustments that may result from the adoption of SOP 90-7, or in the event of the Plan not being confirmed. The consolidated financial statements do not include any adjustments relating to the Company's ability to continue as a going concern.

      The consolidated unaudited financial statements of the Company include the accounts of CSC and its wholly-owned subsidiaries. The Company has restated its prior financial statements to present the operating results of CSC-UK as a discontinued operation as discussed in Note 4. All significant intercompany balances and transactions have been eliminated in consolidation.

      Certain amounts in the statements have been reclassified to conform with the 1998 classifications.

3.  Chapter 11 Proceedings

   The Company has determined that the best alternative for recapitalizing the Company over the long-term and maximizing the recovery of creditors and senior equity holders of the Company is through a prepackaged plan of reorganization for the Company and its wholly-owned subsidiary, CSC, pursuant to chapter 11 of title 11 of the United States Code (the "Bankruptcy Code"). Toward that end, during the second and third quarters of 1998, the Company engaged in negotiations, first, with holders of a substantial majority of the Notes (as defined below) and, second, with holders of a substantial majority of the Convertible Debentures (as defined below) on the terms of a plan of reorganization that both groups would find acceptable. Those negotiations have resulted in acceptance by both groups by the requisite majorities of the terms of a plan of reorganization (the "Plan").

   On October 6, 1998, the Company and CSC (the "Debtors") filed voluntary petitions (the "Petitions") in the United States Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court"). The Company had solicited the holders of its Notes, Convertible Debentures and Preferred Stock. The Plan received the requisite approval from all classes except for the holders of the Company's Series B Preferred Stock (as defined below).

   In summary, the Plan, if confirmed by the Bankruptcy Court, would provide that: (i) holders of Notes would receive in exchange for all of their claims, in the aggregate, 90.5% of the new common stock of the reorganized company and $75 million in initial principal amount of 10-year senior notes (on which interest could be paid in kind at the reorganized company's option); (ii) holders of the Convertible Debentures would receive in exchange for all of their claims, in the aggregate, 9.5% of the new common stock of the reorganized company and warrants to purchase additional common stock representing 5% of the new common stock of the reorganized company on a fully diluted basis, which warrants would be exercisable if and when the enterprise value of the reorganized company reached $300 million; (iii) holders of Series A Preferred Stock (as defined below) would receive in exchange for their interests in the Company, in the aggregate, 10.5% of the warrants to purchase common stock representing 10% of the new common stock of the reorganized company on a fully diluted basis, all of which warrants would be exercisable if and when the enterprise value of the reorganized company reached $430 million; (iv) holders of Series B Preferred Stock will receive or retain no property; and (v) existing Common Stock (as defined below) and warrants of the Company would be extinguished and holders thereof would receive no distributions under the Plan. Consummation of the Plan is conditioned upon, among other things, the Company obtaining sufficient post-reorganization warehouse financing facilities. The Company is currently in discussions with potential lenders regarding post-reorganization warehouse financing facilities.

   The Debtors are currently operating their business as debtors-in-possession. On October 27, 1998, the Bankruptcy Court entered a final order approving debtor-in-possession financing arrangements (see Note 11). Under the Bankruptcy Code, the Debtors may elect to assume or reject real estate leases and other pre-petition executory contracts, subject to Bankruptcy Court approval. Upon rejection, under Section 502 of the Bankruptcy Code, a lessor's claim for damages resulting from the rejection of a real property lease is limited to the rent to be received under such lease, without acceleration, for the greater of one year, or 15%, not to exceed three years, of the remaining term of the lease following the earlier of the date of the Petitions or the date on which the property is returned to the landlord. On October 30, 1998, the Debtors filed a schedule with the Bankruptcy Court listing executory contracts and real estate leases to be rejected.

   By a motion dated October 6, 1998 (the "Motion"), Elliott Associates L.P. and Westgate International, L.P. sought the entry of an order, pursuant to section 1104(c) of the Bankruptcy Code, directing the appointment of an Examiner. By order dated October 30, 1998 (the "Order"), this Court granted the Motion and directed the United States Trustee for the Southern District of New York to appoint an Examiner. The Order authorized the Examiner to conduct a preliminary investigation and issue a written report regarding the facts and circumstances surrounding certain releases given by the Debtors under the Plan.

   On November 9,1998 the Examiner filed the Examiner Report Pursuant to Order of October 20, 1998 (the "Examiner Report"). The Examiner Report stated, among other things, that (i) there was no evidence that any representative of the Company or CSC acted in bad faith, recklessly or unreasonably with respect to the Company's and CSC's accounting issues for the second quarter of 1996; (ii) no material misstatements, omissions or delays were found with respect to the Company's and CSC's public disclosures concerning the developments in United Kingdom during the period from March 1997 through August 1997, (iii) with the exception of the ongoing SEC investigation, there were no investigations, regarding the restatements of the Company's financial statements and write-downs of assets performed by the Company, CSC or anyone else; (iv) no evidence was found that the Company's or CSC's current or former officers or directors engaged in any short sales of the Company's common stock of any kind during 1997 and 1998 (or at any other time); (v) there was no evidence of bad faith, lack of integrity, self-dealing, falsification or manipulation of corporate records or other impropriety; and (vii) the Plan contained third party releases that should be removed.

   Liabilities subject to compromise as of September 30, 1998, pursuant to the Plan are summarized as follows:

          12 3/4% Senior Notes                                         $ 300,000,000
          6% Convertible Subordinated Debentures                         129,620,000
          Accrued interest related to Senior Notes
            and Convertible Debentures                                    39,004,100
                                                                       ==============
                                                                       $ 468,624,100
                                                                       ==============

   Other potential consequences of reorganization under chapter 11 that have not been recorded including the effect of the determination as to the disposition of executory contracts and leases as to which a final determination by the Bankruptcy Court as to rejection had not yet been made. Trade creditors, pursuant to the Plan, are unimpaired. Pursuant to an order of the Bankruptcy Court signed October 7, 1998, prepetition amounts owed to such trade creditors are being paid in the ordinary course of business.

      In connection with the Company's restructuring efforts, the Company deferred the June 1, 1998 and May 1, 1998 interest payments on its Notes and Convertible Debentures, respectively. The continued deferral of the interest payments on the Notes and Convertible Debentures constitutes an "Event of Default" pursuant to the respective Indenture under which the securities were issued. The Company stopped accruing interest on the Notes and Convertible Debentures on October 6, 1998, the date the Company filed the Petitions in the Bankruptcy Court.

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

      As of September 30, 1998, the Company's net investment in discontinued operations totaled $24.8 million, representing cash on hand in the discontinued operation of approximately $16.1 million and net receivables (net of liabilities) due of approximately $8.7 million. The Company expects to maintain a balance of cash on hand in the discontinued operation to cover existing and potential liabilities and costs until the dissolution of the existing legal entities of CSC-UK and its subsidiaries. Additionally, as of

September 30, 1998, there were liabilities related to the discontinued operations of approximately $555,000 included in accounts payable and other liabilities.

      Included in such net receivables is approximately $10.0 million due from Ocwen under the terms of the UK Sale Agreement. The Company, however, received a letter from Ocwen in which Ocwen has taken the position that the Company owes approximately $21.4 million in connection with the transaction. The Company and Ocwen are currently in dispute over these amounts. See "Legal Proceedings."

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

      In June 1998, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. The Company has not completed its analysis of SFAS No. 133.

      In October 1998, the FASB issued SFAS No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise." SFAS No. 134 requires that after the securitization of mortgage loans held for sale, an entity engaged in mortgage banking activities classify the resulting mortgage-backed securities or other retained interests based on its ability and intent to sell or hold those investments. SFAS No. 134 is effective for the first fiscal quarter beginning after December 15, 1998. The Company has not completed its analysis of this statement.

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

      The reconciliation of the numerators and denominators of the basic and diluted EPS computations for the three and nine months ended September 30, 1998 and 1997 is as follows:

                                                                              THREE MONTHS ENDED SEPTEMBER 30,
                                                                   1998                                         1997
                                                 ----------------------------------------    --------------------------------------
                                                   INCOME         SHARES      PER SHARE       INCOME          SHARES      PER SHARE
                                                 (NUMERATOR)   (DENOMINATOR)   AMOUNT       (NUMERATOR)    (DENOMINATOR)    AMOUNT
                                                 -----------   -------------   ------       -----------    -------------    ------
Earnings (loss) from continuing operations      $(46,559,664)                             $ (47,371,328)
Less:  Preferred stock dividends                   2,436,488                                  1,035,315
       Preferred stock - default payments          5,792,899                                          -
                                                -------------                             --------------
BASIC EPS
Earnings (loss) applicable to common stock       (54,789,051)   64,878,969    $ (0.84)      (48,406,643)    32,346,059    $ (1.50)
                                                                              ========                                    ========
EFFECT OF DILUTIVE SECURITIES
Warrants                                                                 -                                           -
Stock options                                                            -                                           -
Convertible preferred stock                                              -                                           -
Convertible Debentures                                                   -                                           -
                                                -------------   -----------               --------------    -----------
DILUTED EPS
Earnings (loss) applicable to common stock+
     assumed conversions                        $(54,789,051)   64,878,969    $ (0.84)    $ (48,406,643)    32,346,059    $ (1.50)
                                                =============   ===========   ========    ==============    ===========   ========



                                                                           NINE MONTHS ENDED SEPTEMBER 30,
                                                                       1998                                      1997
                                                 ----------------------------------------    --------------------------------------
                                                    INCOME          SHARES      PER SHARE       INCOME        SHARES      PER SHARE
                                                 (NUMERATOR)     (DENOMINATOR)   AMOUNT      (NUMERATOR)   (DENOMINATOR)    AMOUNT
                                                 -----------     -------------   ------      -----------   -------------    ------
Earnings (loss) from continuing operations       $(133,630,551)                             $(32,410,967)
Less:  Preferred stock dividends                     6,097,567                                 2,102,189
           Preferred stock - default payments       13,615,115                                         -
                                                 --------------                             -------------
BASIC EPS
Earnings (loss) applicable to common stock        (153,343,233)     56,566,295    $(2.71)    (34,513,156)   30,936,205      $(1.12)
                                                                                  =======                                   =======
EFFECT OF DILUTIVE SECURITIES
Warrants                                                                     -                                       -
Stock options                                                                -                                       -
Convertible preferred stock                                                  -                                       -
Convertible Debentures                                                       -                                       -
                                                 --------------     -----------             -------------   -----------
DILUTED EPS
Earnings (loss) applicable to common stock +
     assumed conversions                         $(153,343,233)     56,566,295    $(2.71)   $(34,513,156)   30,936,205      $(1.12)
                                                 ==============     ===========   =======   =============   ===========     =======

      For the three and nine months ended September 30, 1998 and 1997, the incremental shares from assumed conversions are not included in computing the diluted per share amounts because their effect would be antidilutive since an increase in the number of shares would reduce the amount of loss per share. Securities outstanding at September 30, 1998 that could potentially dilute basic EPS in the future are as follows: Series A Warrants; Series B Warrants (as such terms are defined below); Convertible Debentures; Series A Preferred Stock; Series B Preferred Stock; and options to purchase the Company's Common Stock, par value $0.01 per share (the "Common Stock"). If the Plan is confirmed by a bankruptcy court, there would be severe impairment of the Company's preferred equity and complete impairment of the Company's Common Stock (see Note 3).

7.    Streamlining and Downsizing

      In February 1998, the Company announced that it had begun implementing a restructuring plan that includes streamlining and downsizing its operations. The Company has closed its branch operation in Virginia and significantly reduced its correspondent originations for the foreseeable future and has exited its conventional lending business. Accordingly, in the first quarter of 1998, the Company has recorded a restructuring charge of $3.2 million. Of this amount, $1.1 million represents severance payments made to 142 former employees and $2.1 million represents costs incurred in connection with lease obligations and write-offs of assets no longer in service. At September 30, 1998, the Company had available a reserve of $2.1 million for these restructuring charges. See also Note 12.

8.     Valuation of Residuals

      The interests that the Company receives upon loan sales through its securitizations are in the form of interest-only and residual mortgage securities which are classified as trading securities. The Company's trading securities are comprised of interests in home equity mortgage loans and "Sav*-A-Loan(R)" mortgage loans (loans generally made to homeowners with little or no equity in their property but who possess a favorable credit profile and debt-to-income ratio and who often use the proceeds from such loans to repay outstanding indebtedness as well as make home improvements).

      The table below summarizes the value of the Company's trading securities by product type.

                                 September 30,          December 31,
                                     1998                   1997
                                     ----                   ----
        Home Equity              $ 25,855,753          $ 75,216,390
        Sav*-A-Loan(R)             50,730,920            51,259,266
                                 ============          ============
                                 $ 76,586,673          $126,475,656
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

      In the third quarter of 1998, the Company recorded a further unrealized loss on valuation of residuals of $7.8 million consisting of a $5.5 million unrealized loss on its home equity residuals and $2.3 million on its Sav*-A-Loan(R) residuals. This unrealized loss was primarily a result of the Company increasing the weighted average discount rate used to value its residuals to 17% at September 30, 1998 from 15% at June 30, 1998 for both its home equity and Sav*-A-Loan(R) residuals. The increase in the discount rate reflects the changes in market conditions experienced in the overall mortgage-backed securities markets since the second quarter of 1998.

      In addition to the discount rate noted above, as of September 30, 1998 the assumptions used to value the Company's home equity residuals included a weighted average loss rate of 4.95% per annum and a weighted average constant prepayment speed of 34.8%. For the Company's Sav*-A-Loan(R) residuals, the Company used a weighted average loss rate of 3.3% and a weighted average constant prepayment speed of 16.8% for the periods ended September 30, 1998 and December 31, 1997.

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

      Total comprehensive loss for the three months ended September 30, 1998 and 1997 was $54.8 million and $75.7 million, respectively. Total comprehensive loss for the nine months ended September 30, 1998 and 1997 was $153.3 million and $60.0 million, respectively. For the three months ended September 30, 1997, comprehensive loss represented net loss of $70.7 million and other comprehensive loss of $5.0 million. For the nine months ended September 30, 1997, comprehensive loss represented net loss of $50.9 million and other comprehensive loss of $9.1 million. The table below details the comprehensive loss for the three and nine months ended September 30, 1997.

                                                 Three Months Ended September 30, 1997
                                                                 Tax Benefit/
                                          Before Tax            (Provision)            After Tax
                                          ----------            -----------            ---------
Unrealized holding gain (losses)          $   718,765           $  (285,709)          $   433,056
Foreign currency translation               (9,015,788)            3,583,776            (5,432,012)
                                          -----------           -----------           -----------
                                          $(8,297,023)          $ 3,298,067           $(4,998,956)
                                          ===========           ===========           ===========



                                                   Nine Months Ended September 30, 1997
                                           Before Tax             Tax Benefit             After Tax
                                           ----------             -----------             ---------
Unrealized holding gain (losses)          $ (1,218,032)          $    448,114           $   (769,918)
Foreign currency translation               (13,107,589)             4,822,282             (8,285,307)
                                          ------------           ------------           ------------
                                          $(14,325,621)          $  5,270,396           $ (9,055,225)
                                          ============           ============           ============

10.   Subservicing Agreements

   Due to the Company exceeding the delinquency rates permitted under the terms of the pooling and servicing agreements with respect to the Company's 1995-2, 1995-3, 1996-1, 1996-2, 1996-3 and 1996-4 home equity securitizations, during the third quarter of 1998 the Company entered into subservicing agreements with respect to such loans with Fairbanks Capital Corp. ("Fairbanks"). As of September 30, 1998, the outstanding amount of such loans was $605.5 million or 46.7% of the Company's total servicing portfolio and 97.5% of the Company's home equity servicing portfolio. Under the terms of the subservicing agreements, Fairbanks as subservicer retains all rights, including the normal servicing fee and any ancillary income, and obligations of the servicer as provided for under the terms of the applicable securitizations and servicing agreements.

11.   Debtor-in-Possession Financing Arrangements

   Subsequent to the filing of the Petitions and pursuant to a final order of the Bankruptcy Court dated October 27, 1998 authorizing the Company to obtain post-petition financing, the Company paid Greenwich (as defined below), as lender under the Greenwich Facility (as defined below) which had provided commitments aggregating approximately $150 million, approximately $99 million to extinguish Greenwich's prepetition security interest. The Greenwich Facility was replaced by a debtor-in-possession facility (the "Greenwich DIP Facility") with Greenwich that is guaranteed by the Company and is secured by substantially all of the assets of CSC and the capital stock of CSC, pari passu with the lien granted to CIT (as defined below) under the CIT DIP Facility (as defined below). The Greenwich DIP Facility bears interest at a rate of LIBOR plus 2.75% and provides a $100.0 million commitment. The Greenwich DIP Facility terminates on the earlier of (i) the date that the chapter 11 case has been confirmed by an order of the Bankruptcy Court or (ii) March 1, 1999.

   Subsequent to the filing of the Petitions and pursuant to an interim order of the Bankruptcy Court dated October 13, 1998 authorizing the Company to obtain post-petition financing, the Company paid CIT (as defined below), as lender under the CIT Facility (as defined below) which had provided commitments aggregating $30 million, approximately $14 million to extinguish CIT's prepetition security interest. On October 27, 1998, a final order was granted by the Bankruptcy Court. The CIT Facility was replaced by a debtor-in-possession facility (the "CIT DIP Facility") with CIT and Nomura Asset Capital Corporation that is guaranteed by the Company and is secured by substantially all of the assets of CSC and the capital stock of CSC, pari passu with the lien granted to Greenwich under the Greenwich DIP Facility. The CIT DIP Facility bears interest at a rate of LIBOR plus 2.75% or the Prime Rate and provides a $150.0 million commitment. The CIT DIP Facility terminates on the earlier of (i) the date that the chapter 11 case has been confirmed by an order of the Bankruptcy Court or
(ii) March 1, 1999.

12.   Subsequent Events

   As part of its restructuring plan that includes streamlining and downsizing its operations, on October 22, 1998, the Company reduced its workforce by 243 employees (24 of which will remain employed for up to ten weeks), representing 53.5% of its workforce, from 454 employees to 211 employees. In connection with this reduction, the Company has closed its branch operations in California and Illinois, while maintaining its offices in New York and Georgia. Accordingly, the Company anticipates that it will record a restructuring charge of approximately $8 million to $10 million in the fourth quarter of 1998.

   Based on the Company's discussions with potential lenders regarding post-reorganization warehouse financing facilities, the Company has determined that it is unlikely that such financing will be provided for its Sav*-A-Loan(R) products. Therefore, on November 13, 1998, the Company decided to suspend indefinitely the origination and purchase of its Sav*-A-Loan(R) products. As a result, the Company expects to further streamline and downsize its operations and reduce its workforce and will record an additional restructuring charge in the fourth quarter of 1998 as noted above.

      ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements which involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors including, but not limited to, the ability to access loan warehouse or purchase facilities in amounts, if at all, necessary to fund the Company's loan production, the successful implementation of loan sales in the whole loan sales market, the confirmation and consummation of the Company's plan of reorganization under Chapter 11 of the Bankruptcy Code, the ability of the Company to successfully restructure its balance sheet, the initiative to streamline the Company's operations, the ability of the Company to retain an adequate number and mix of its employees, legal proceedings and other matters, adverse economic conditions and other risks detailed from time to time in the Company's Securities and Exchange Commission (the "Commission") Reports. The Company undertakes no obligation to release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of anticipated or unanticipated events.

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

      For the last year, the Company has been operating in an increasingly difficult environment, and the Company expects to continue to operate in this environment for the foreseeable future. The Company's operations for 1997 and the first nine months of 1998 have consumed substantial amounts of cash and have generated significant net losses, which have reduced stockholders' equity to a deficit of $310.5 million at September 30, 1998. The Company is unable to access the capital markets and has experienced difficulties in securing loan warehouse or purchase facilities. The Company's ability to operate is dependent upon continued access to loan warehouse facilities and loan purchase facilities. The terms of the Company's current loan warehouse and purchasing facilities are less advantageous to the Company than the terms of the Company's previous facilities. The Company expects that its difficulties in accessing capital, which has had a negative impact on liquidity as well as profitability, will continue for the foreseeable future. The profitability of the Company has been and will continue to be adversely affected by an inability to sell its loan production through securitizations. Furthermore, primarily due to a reduction in the Company's Correspondent Loan Acquisition Program, through which the Company originated a significant portion of its loan production from selected financial institutions and mortgage bankers known as loan correspondents, and the discontinuation of many of the loan products previously offered by the Company, the Company anticipates that its revenues will be substantially lower in 1998 than in 1997. Revenues will be further negatively effected by the Company's decision on November 13, 1998 to suspend the origination and purchase of its Sav*-A-Loan(R) products. There is substantial doubt about the Company's ability to continue as a going concern. The Company believes that its future success is dependent upon, among other things, confirmation of a plan of reorganization, which hearing was originally scheduled for November 13, 1998 and has been adjourned to November 19, 1998 (and may be further adjourned) (see " - Chapter 11 Proceedings"), the successful sale of loans in the whole loan sales market, the ability to access warehouse lines of credit and future profitable operations. The Company has concluded that the best way to recapitalize the Company over the long-term and maximize the recovery of creditors and senior equity interest holders of the Company is through a prepackaged plan of reorganization for the Company and its wholly-owned subsidiary, CSC. See " -- Chapter 11 Proceedings." No assurance can be given that the Company will be able to achieve these results.

      The Company's stockholders' deficit, recent losses and need to restructure its balance sheet create serious risks of loss for the holders of the Company's debt and equity securities. No assurances can be given that the Company will be successful in its restructuring efforts, or, that as a result of such efforts, the value of the Company's debt and equity securities will not be materially impaired. In particular, the Company can give no assurances that a successful restructuring will not result in a material impairment of the value of the Notes or the Convertible Debentures or a severe or complete impairment of the value of the

Company's preferred and common equity. The Company's current restructuring plans provide for severe impairment of the Company's preferred equity and complete impairment of the Company's common equity. See "-- Chapter 11 Proceedings." The extent of any such impairment will depend on many factors including the Company's reorganization plan discussed below as well as other factors set forth in the paragraph discussing forward-looking statements above.


CHAPTER 11 PROCEEDINGS

   The Company has determined that the best alternative for recapitalizing the Company over the long-term and maximizing the recovery of creditors and senior equity holders of the Company is through a prepackaged plan of reorganization for the Company and its wholly-owned subsidiary, CSC, pursuant to the Bankruptcy Code. Toward that end, during the second and third quarters of 1998, the Company engaged in negotiations, first, with holders of a substantial majority of the Notes and, second, with holders of a substantial majority of the Convertible Debentures on the terms of a plan of reorganization that both groups would find acceptable. Those negotiations have resulted in acceptance by both groups by the requisite majorities of the terms of the Plan.

   On October 6, 1998, the Debtors filed the Petitions in the Bankruptcy Court. The Company had solicited the holders of its Notes, Convertible Debentures and Preferred Stock. The Plan received the requisite approval from all classes except for the holders of the Company's Series B Preferred Stock.

      In summary, the Plan, if confirmed by the Bankruptcy Court, would provide that: (i) holders of Notes would receive in exchange for all of their claims, in the aggregate, 90.5% of the new common stock of the reorganized company and $75 million in initial principal amount of 10-year senior notes (on which interest could be paid in kind at the reorganized company's option); (ii) holders of the Convertible Debentures would receive in exchange for all of their claims, in the aggregate, 9.5% of the new common stock of the reorganized company and warrants to purchase additional common stock representing 5% of the new common stock of the reorganized company on a fully diluted basis, which warrants would be exercisable if and when the enterprise value of the reorganized company reached $300 million; (iii) holders of Series A Preferred Stock would receive in exchange for their interests in the Company, in the aggregate, 10.5% of the warrants to purchase common stock representing 10% of the new common stock of the reorganized company on a fully diluted basis, all of which warrants would be exercisable if and when the enterprise value of the reorganized company reached $430 million; (iv) holders of Series B Preferred Stock, will receive or retain no property; and (v) existing Common Stock and warrants of the Company would be extinguished and holders thereof would receive no distributions under the Plan. Consummation of the Plan is conditioned upon, among other things, the Company obtaining sufficient post reorganization warehouse financing facilities. The Company is currently in discussions with potential lenders regarding post-reorganization warehouse financing facilities.

   The Debtors are currently operating their business as debtors-in-possession. On October 27, 1998, the Bankruptcy Court entered a final order approving debtor-in-possession financing arrangements (see "-- Liquidity and Capital Resources"). Under the Bankruptcy Code, the Debtors may elect to assume or reject real estate leases and other pre-petition executory contracts, subject to Bankruptcy Court approval. Upon rejection, under Section 502 of the Bankruptcy Code, a lessor's claim for damages resulting from the rejection of a real property lease is limited to the rent to be received under such lease, without acceleration, for the greater of one year, or 15%, not to exceed three years, of the remaining term of the lease following the earlier of the date of the Petitions or the date on which the property is returned to the landlord. On October 30, 1998, the Debtors filed a schedule with the Bankruptcy Court listing executory contracts and real estate leases to be rejected.

   By the Motion dated October 6, 1998, Elliott Associates L.P. and Westgate International, L.P. sought the entry of an order, pursuant to section 1104(c) of the Bankruptcy Code, directing the appointment of an Examiner. By the Order dated October 30, 1998, this Court granted the Motion and directed the United States Trustee for the Southern District of New York to appoint an Examiner. The Order authorized the Examiner to conduct a preliminary investigation and issue a written report regarding the facts and circumstances surrounding certain releases given by the Debtors under the Plan.


   On November 9,1998 the Examiner filed the Examiner Report Pursuant to Order of October 20, 1998 (the "Examiner Report"). The Examiner Report stated, among other things, that (i) there was no evidence that any representative of the Company or CSC acted in bad faith, recklessly or unreasonably with respect to the Company's and CSC's accounting issues for the second quarter of 1996; (ii) no material misstatements, omissions or delays were found with respect to the Company's and CSC's public disclosures concerning the developments in United Kingdom during the period from March 1997 through August 1997, (iii) with the exception of the ongoing SEC investigation, there were no investigations, regarding the restatements of the Company's financial statements and write-downs of assets performed by the Company, CSC or anyone else; (iv) no evidence was found that the Company's or CSC's current or former officers or directors engaged in any short sales of the Company's common stock of any kind during 1997 and 1998 (or at any other time); (v) there was no evidence of bad faith, lack of integrity, self-dealing, falsification or manipulation of corporate records or other impropriety; and (vii) the Plan contained third party releases that should be removed.


   Liabilities subject to compromise as of September 30, 1998, pursuant to the Plan are summarized as follows:

          12 3/4% Senior Notes                                         $ 300,000,000
          6% Convertible Subordinated Debentures                         129,620,000
          Accrued interest related to Senior Notes
            and Convertible Debentures                                    39,004,100
                                                                       ==============
                                                                       $ 468,624,100
                                                                       ==============

   Other potential consequences of reorganization under chapter 11 that have not been recorded including the effect of the determination as to the disposition of executory contracts and leases as to which a final determination by the Bankruptcy Court as to rejection had not yet been made. Trade creditors, pursuant to the Plan, are unimpaired. Pursuant to an order of the Bankruptcy Court signed October 7, 1998, prepetition amounts owed to such trade creditors are being paid in the ordinary course of business.

      In connection with the Company's restructuring efforts, the Company deferred the June 1, 1998 and May 1, 1998 interest payments on its Notes and Convertible Debentures, respectively. The continued deferral of the interest payments on the Notes and Convertible Debentures constitutes an "Event of Default" pursuant to the respective Indenture under which the securities were issued. The Company stopped accruing interest on the Notes and Convertible Debentures on October 6, 1998, the date the Company filed the Petitions in the Bankruptcy Court.

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

      As of September 30, 1998, the Company's net investment in discontinued operations totaled $24.8 million, representing cash on hand in the discontinued operation of approximately $16.1 million and net receivables (net of liabilities) due of approximately $8.7 million. The Company expects to maintain a balance of cash on hand in the discontinued operation to cover existing and potential liabilities and costs until the dissolution of the existing legal entities of CSC-UK and its subsidiaries. Additionally, as of September 30, 1998, there were liabilities related to the discontinued operations of approximately $555,000 included in accounts payable and other liabilities.

      Included in such net receivables is approximately $10.0 million due from Ocwen under the terms of the UK Sale Agreement. The Company, however, received a letter from Ocwen in which Ocwen has taken the position that the Company owes approximately $21.4 million in connection with the transaction. The Company and Ocwen are currently in dispute over these amounts. See "Legal Proceedings."

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

      On or about September 14, 1998, Elliott Associates, L.P. and Westgate International, L.P. filed a lawsuit against the Company and certain of its officers and directors in the United States District Court for the Southern District of New York. In the complaint, plaintiffs describe the lawsuit as "an action for securities fraud and breach of contract arising out of the private placement, in September 1997, of the Series B Preferred Stock of Cityscape." Plaintiffs allege violations of Section 10(b) of the Exchange Act (Count I);
Section 20(a) of the Exchange Act (Count II); and two breach of contract claims against the Company (Counts III and IV). Plaintiffs allege to have purchased a total of $20 million of such preferred stock. Plaintiffs seek unspecified damages, including pre-judgement interest, attorneys' fees, other expenses and court costs. The Company and its defendant officers and directors have moved to dismiss this action.

      See Part II, Item 1 for these and other legal proceedings. Although no assurance can be given as to the outcome of these lawsuits, the Company believes that the allegations in each of the actions are without merit and that its disclosures were proper, complete and accurate. The Company intends to defend vigorously against these actions and seek their early dismissal. These lawsuits, however, if decided in favor of plaintiffs, could have a material adverse effect on the Company.

DILUTION OF COMMON STOCK

      In April 1997 and again in September 1997, the Company issued Preferred Stock in exchange for aggregate gross proceeds of $100.0 million. The Company's Preferred Stock may be converted into Common Stock based on a conversion price related to a discounted market price of the Common Stock. As a result of the drop in the trading price of the Common Stock, the number of shares of Common Stock outstanding has increased substantially from 29,744,322 as of March 25, 1997 to 64,878,969 as of November 6, 1998, primarily as a result of such conversions. As of November 6, 1998, an aggregate of 4,374 shares and 449 shares of Series A Preferred Stock and Series B Preferred Stock, respectively, had been converted (626 shares and 4,551 shares, respectively remain outstanding) into an aggregate of 34,151,645 shares of Common Stock. As of November 6, 1998 all of the Series A Warrants and Series B Warrants were outstanding. If all of the Series A Preferred Stock and Series B Preferred Stock were converted into Common Stock, the Company would not have sufficient authorized shares of Common Stock to satisfy all of such conversions. In addition, based on changes in the trading price of the Common Stock and the shares of Preferred Stock that remain outstanding, substantial dilution could occur in the future. See "Liquidity and Capital Resources -- Convertible Preferred Stock." In addition, if the Plan is confirmed by the Bankruptcy Court, existing Common Stock and related warrants would be extinguished and the holders thereof would receive no distributions under the Plan. See "-- Chapter 11 Proceedings."


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


EMPLOYEE ATTRITION

      As a result of the difficult environment the Company has been operating in, the Company is experiencing an increase in the rate of attrition of its employees and an inability to attract, hire and retain qualified replacement employees. On December 31, 1997, the Company had 837 employees. As part of its initiatives designed to improve the efficiency and productivity of the Company's operations, the Company reduced its workforce by 142 employees in February 1998. On October 22, 1998, of 454 employees then remaining, the Company reduced its workforce by 243 additional employees (24 of which will remain employed for up to ten weeks) to 211 employees. The Company expects to further reduce its workforce as a result of its decision on November 13, 1998 to suspend indefinitely the origination and purchase of its Sav*-A-Loan(R) products. Further attrition may hinder the ability of the Company to operate efficiently, which could have a material adverse effect on the Company's results of operations and financial condition. No assurance can be given that such attrition will not occur.

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


LIQUIDITY CONCERNS

      During the third quarter of 1998, turmoil in the financial markets greatly affected the stock price and profits of U.S. finance companies. This was especially true for companies in the subprime home equity sector. Many companies in this sector have historically sold their loans through securitizations. However, due to the global economic turmoil, investors sought safe haven and securities such as U.S. Treasury securities, shunning other types of bonds. Consequently, the demand for mortgage-backed securities decreased significantly, causing credit spreads to widen substantially. This was exacerbated by the fact that many subprime home equity companies have credit facilities to fund their operations with banks and brokerage firms that were hit hard with emerging market and hedge fund losses. As a result, funding became more costly and scarce causing a liquidity crunch in the sector. This forced many of the subprime home equity companies to seek strategic partners of buyers. The companies have been unsuccessful in these efforts.

      As a result of the disarray in the mortgage-backed securities market, the Company is experiencing difficulty in successfully implementing loan sales in the increasingly competitive whole loan sales market. The lack of funding sources in the sector is having a negative effect on the Company's ability to continue to access loan warehouse or purchase facilities. In addition, based on the Company's discussions with potential lenders regarding post-reorganization warehouse financing facilities, the Company has determined that it is unlikely that such financing will be provided for its Sav*-A-Loan(R) products. As a result, on November 13, 1998, the Company decided to suspend originating and purchasing its Sav*-A-Loan(R) products. There can be no assurance as to when, if ever, the Company will again originate or purchase Sav*-A-Loan(R) product.


BUSINESS OVERVIEW

      The Company primarily generates revenue from gain on sale of loans recognized from premiums on loans sold through whole loan sales to institutional purchasers, interest earned on loans held for sale, excess mortgage servicing receivables, origination fees received as part of the loan application process and fees earned on loans serviced. Historically, the Company also recognized gain on sale of loans sold through securitizations. Gain on sale of loans through securitizations includes the present value of the differential between the interest rate payable by an obligor on a loan over the interest rate passed through to the purchaser acquiring an interest in such loan, less applicable recurring fees, including the costs of credit enhancements and trustee fees. Commencing in the fourth quarter of 1997, however, the Company has redirected its efforts to actively pursue the sale of its loans through whole loan sales rather than through securitizations. By employing whole loan sales, the Company is better able to manage its cash flow as compared to disposition of loans through securitizations. During the first nine months of 1998, all loans were sold through whole loan sales as compared to the first nine months of 1997, when all loans were sold into securitizations. The Company anticipates that substantially all of its loan production volume will be sold through whole loan sales in 1998. Whole loan sales produce lower margins than securitizations and, therefore, have and will negatively impact the Company's earnings.

      The following table sets forth selected operating data for the Company for the periods indicated:

                                              THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                 SEPTEMBER 30,                     SEPTEMBER 30,
                                             1998             1997             1998              1997
                                             ----             ----             ----              ----
                                                                    (DOLLARS IN THOUSANDS)
Origination and Sale Data:
  Loan originations and purchases:
    Core Products(1)                      $   36,684       $  198,855       $  169,024       $    652,201
    Sav*-A-Loan(R)  Products(2)               65,967          181,998          241,989            512,926
    Discontinued Products(3)                      --           69,565            4,336            126,321
                                          ----------       ----------       ----------       ------------
                                          $  102,651       $  450,418       $  415,349       $  1,291,448
                                          ==========       ==========       ==========       ============

  Average principal balance per loan
   originated and purchased               $       49.7     $       56.4     $       51.5     $         55.7

  Weighted average coupon:
    Core Products:
      Fixed rate loans                            10.1%            11.3%            10.2%              11.6%
      Variable rate loans                          9.2%            10.4%             9.1%              10.4%
    Sav*-A-Loan(R) Products                       12.7%            14.2%            12.9%              14.1%
    Discontinued Products                         --                9.1%             9.0%               9.5%

  Loans sold                              $     75,174     $    445,096     $    370,327     $    1,274,947

(1) Fixed and adjustable rate residential mortgage loans for refinancing, educational, home improvement and debt consolidation purposes and fixed adjustable rate purchase money loans.
(2) Loans generally made to homeowners with little or no equity in their property but who possess a favorable credit profile and debt-to-income ratio and who often use the proceeds from such loans to repay outstanding indebtedness as well as make home improvements. On November 13, 1998 the Company decided to suspend indefinitely originating and purchasing such products. There can be no assurance as to when, if ever, the Company will again originate or purchase such products.
(3) Discontinued in April 1998, includes jumbo loans, conventional home loans, Title I loans and loans on small multi-family and mixed-use properties.

      The following table sets forth selected portfolio data for the Company for the periods indicated:

                                           AS OF SEPTEMBER 30, 1998          AS OF DECEMBER 31, 1997
                                        DOLLARS IN       % OF SERVICED     DOLLARS IN    % OF SERVICED
                                        THOUSANDS           PORTFOLIO      THOUSANDS        PORTFOLIO
                                        ---------           ---------      ---------        ---------
Portfolio Data:
Serviced portfolio(1)                  $1,297,810(2)          100.0%      $2,231,519          100.0%
                                       ============           =====       ==========          =====

Delinquencies:
  30-59 days delinquent                $   55,319               4.3%      $   65,063            2.9%
  60-89 days delinquent                    21,746               1.7%          30,479            1.4%
  90 days or more delinquent               36,780               2.8%          27,808            1.3%
                                       ----------             -----       ----------          -----
Total delinquencies                    $  113,845               8.8%      $  123,350            5.6%
                                       ============           =====       ==========          =====

Defaults:
  Bankruptcies                         $   34,360               2.6%      $   25,131            1.1%
  Foreclosures                             74,961               5.8%         100,901            4.5%
                                       ----------             -----       ----------          -----
Total defaults                         $  109,321               8.4%      $  126,032            5.6%
                                       ============           =====       ==========          =====

REO property                           $   17,744               1.4%      $    8,549            0.4%
                                       ============           =====       ==========          =====
Charge-offs for the nine months
  months ended September 30,
  1998 the twelve months
  ended December 31, 1997              $   22,109               1.7%      $    4,734            0.2%
                                       ============           =====       ==========          =====

(1)   Excludes loans serviced pursuant to contract servicing agreements.
(2) Includes $605.5 million of loans (representing the Company's 1995-2, 1995-3, 1996-1, 1996-2, 1996-3 and 1996-4 home equity securitizations)
      serviced by Fairbanks under subservicing agreements entered into during the third quarter of 1998. The loans serviced under the Fairbanks subservicing agreements represent 46.7% of the Company's total servicing portfolio and 97.5% of the Company's home equity servicing portfolio. Under the terms of the subservicing agreements, Fairbanks as subservicer retains all rights, including the normal servicing fee and any ancillary income, and obligations of the servicer as provided for under the terms of the applicable securitizations and servicing agreements.

      The servicing portfolio decreased to $1.3 billion as of September 30, 1998 from $2.2 billion as of December 31, 1997, primarily as a result of the sale of the 1997-A, 1997-B and 1997-C securitizations and the associated servicing rights and the sale of loans through whole loan sales with servicing released during the first nine months of 1998. During the remainder of 1998, the Company anticipates continuing to sell substantially all of its loan production through whole loan sales with servicing released. As a result of such sales, as well as loan prepayments and defaults on existing loans, the Company anticipates that the size of the servicing portfolio will substantially decrease in the future.

IMPACT OF YEAR 2000

      Issues surrounding the Year 2000 arise out of the fact that many existing computer programs use only two digits to identify a year in the date field. With the approach of the Year 2000, computer hardware and software that are not made Year 2000 ready might interpret "00" as Year 1900 rather than Year 2000. The Year 2000 problem is not just a technology issue; it also involves the Company's customers, suppliers and third parties.

      The Company's information systems are networked and client server based. The Company believes that all of its information processing infrastructure, from desktop computers to the servers including the network, desktop and applications server operating systems are Year 2000 ready.

Although the Company believes it will not suffer any interruption of service or impairment of functionality, if such interruption or impairment were to occur, it could have a material adverse effect on the Company's results of operations and financial condition. There can be no assurance that such impairment or interruption will not occur.

      The Company's loan servicing computer operations are performed by CPI/Alltel ("CPI"). CPI provides the Company with quarterly updates regarding CPI's progress and schedule for Year 2000 readiness. If CPI is not Year 2000 ready by the end of the second quarter of 1999, the Company believes it will be able to transfer its servicing platform to a Year 2000 ready service provider, although no assurance can be given of such transfer. The failure to achieve such compliance or transfer of the servicing platform in a timely manner could have an adverse effect on the servicing operations conducted by the Company.

      The Company's loan origination system is not currently Year 2000 ready. The Company is currently reviewing these systems and the costs associated with remediating these systems to ensure Year 2000 readiness. The Company is currently reviewing contingency plans and in the event the above system is not Year 2000 ready, the Company believes that it will be able to purchase, install and implement a Year 2000 ready "off the shelf" origination system. The Company plans to complete a review such systems before the end of the first quarter of 1999. The Company's financial reporting systems are currently believed to be Year 2000 ready.

      The Company is currently reviewing the expected costs to complete its assessment of its Year 2000 readiness. The costs incurred to date have not been material; however, there can no assurances that such costs in the future will not be material. Even if the Company is Year 2000 ready, failures by significant third parties to address their Year 2000 readiness may disrupt the Company's operations and cause it to incur financial losses. These third parties include financial counterparties, telecommunications companies, vendors, and utilities.

RESULTS OF OPERATIONS

Three Months Ended September 30, 1998 Compared to Three Months Ended September 30, 1997

      During the three months ended September 30, 1998, the Company recorded negative revenues of $317,488 primarily as a result of the recording of a $7.8 million net unrealized loss on the Company's trading securities which are in the form of interest-only and residual mortgage securities. This represents a $25.1 million increase in revenues from the three months ended September 30, 1997 primarily as a result of a lower net unrealized loss of $7.8 million recorded on the Company's trading securities during the third quarter of 1998 as compared to an unrealized loss of $72.1 million for the same quarter in 1997.

      For the three months ended September 30, 1998, the Company recorded a gain on sale of loans totaling $2.2 million. This gain was due primarily to the sale of $75.2 million of whole loans at an average net premium received of 3.6% as compared to the average premium paid on such loans of 0.7%. Additionally, included in the gain on sale during the third quarter is approximately $347,000 of gain representing the profit participation realized during the quarter on $14.6 million of loans sold during the first quarter of 1998 into the Company's purchase facility. For the three months ended September 30, 1997, gain on sale of loans also included gain on securitization representing the fair value of the interest-only and residual certificates that the Company received upon the sale of loans through securitizations. During the third quarter of 1997, the Company recognized $20.1 million of gain on sale of loans representing a weighted average gain of 4.5% on $445.1 million of loans sold into securitizations. The Company expects that it will continue to sell the majority of loans through whole loan sales and therefore expects to continue to recognize lower net margins as compared to the margins recognized in 1997. The Company expects that gain on sale of loans will be further negatively impacted in the future as a result of its decision to suspend indefinitely the origination and purchase of its Sav*-A-Loan(R) products. The Company expects that such suspension will negatively impact the Company's originations and, therefore, in term reduce the volume of loan sales in future periods.

      In the third quarter of 1998, the Company recorded a unrealized loss on valuation of residuals of $7.8 million, consisting of a $5.5 million unrealized loss on its home equity residuals and $2.3 million on its Sav*-A-Loan(R) residuals. This unrealized loss was primarily a result of the Company increasing the weighted average discount rate used to value its residuals to 17% at September 30, 1998 from 15% at June 30, 1998 for both its home equity and Sav*-A-Loan(R) residuals. The increase in the discount rate reflects the changes in market conditions experienced in the mortgage-backed securities markets since the second quarter of 1998 (see "-- Liquidity Concerns"). In addition to the discount rate noted above, as of September 30, 1998 the assumptions used to value the Company's home equity residuals included a weighted average loss rate of 4.95% per annum and a weighted average constant prepayment speed of 34.8%. For the Company's Sav*-A-Loan(R) residuals, the Company used a weighted average loss rate of 3.3% and a weighted average constant prepayment speed of 16.8% for the periods ended September 30, 1998 and December 31, 1997.

      Interest income decreased $18.3 million or 82.4% to $3.9 million for the three months ended September 30, 1998 from $22.2 million for the comparable period in 1997. This decrease was due primarily to the cessation of the recognition of accreted interest on the Company's residuals in the second quarter of 1998 as a result of the devaluation of the residuals, as well as lower weighted average coupons on the loans originated during 1998. The Company expects that the interest income related to its securitizations will continue to be lower than interest recognized in the comparable periods in 1997. Additionally, the Company expects to record lower interest income due to expected lower weighted average coupons on the loans originated.

      Mortgage origination income decreased $797,182 or 57.3% to $593,325 for the three months ended September 30, 1998 from $1.4 million for the comparable period in 1997. This decrease was due primarily to a lower volume of loan originations for the three months ended September 30, 1998 as compared to the same period in 1997.

      Other income decreased $2.3 million or 74.2% to $728,270 for the three months ended September 30, 1998 from $3.1 million for the comparable period in 1997. This decrease was due primarily to decreased servicing income primarily due to the continued attrition of the loans that were sold with servicing retained prior to the Company's adoption of SFAS No. 122, "Accounting for Mortgage Servicing Rights." The Company expects that servicing revenues will be lower in the future as a result of the subservicing agreements entered into with Fairbanks.

      Total expenses decreased $7.1 million or 13.4% to $46.1 million for the three months ended September 30, 1998 from $53.2 million for the comparable period in 1997. This decrease was due primarily to decreased salaries and benefits due to a lower number of employees, decreased interest expense due to the discontinuance of the Company's interest rate management strategy, and decreased provision for loan losses due to a lower balance of mortgages held for investment resulting from lower originations for the three months ended September 30, 1998 as compared to the same period in 1997.

      Salaries and employee benefits decreased $3.7 million or 30.1% to $8.6 million for the three months ended September 30, 1998 from $12.3 million for the comparable period in 1997. This decrease was due primarily to decreased staffing levels to 471 employees at September 30, 1998, as compared to 916 employees as of September 30, 1997. This decrease was primarily a result of the Company's restructuring and streamlining efforts as well as employee attrition. The Company expects salaries and employee benefits to decrease in the future due to the recent reduction in staffing levels to 211 employees in October 1998 and expected additional reductions in staffing levels during the fourth quarter of 1998 as a result of the Company's decision to suspend indefinitely the origination and purchase of its Sav*-A-Loan(R) products.

      Interest expense decreased $3.0 million or 16.6% to $15.1 million for the three months ended September 30, 1998 from $18.1 million for the comparable period in 1997. This decrease was due primarily to the discontinuance during 1998 of the Company's interest rate management strategy.

      Selling and other expenses increased $6.8 million or 62.4% to $17.7 million for the three months ended September 30, 1998 from $10.9 million for the comparable period in 1997. This increase was due primarily to increased professional fees as a result of the Company's restructuring and streamlining efforts.

      Provision for loan losses decreased $7.3 million or 60.8% to $4.7 million for the three months ended September 30, 1998 from $12.0 million for the comparable period in 1997. For the three months ended September 30, 1998, the Company recorded a $3.1 million charge against the Company's Sav*-A-

Loan(R) mortgages included in the mortgage loans held for sale portfolio. This charge reflects the decreased market value of the Company's approximate $31.0 million of Sav*-A-Loan(R) mortgages with FICO scores of less than 640. While the Company believes that the $3.1 million charge is adequate based on current market conditions, there can be no assurance that future changes in market conditions or other factors will not require additional charges against the Company's Sav*-A-Loan(R) mortgage portfolio. (See "Liquidity Concerns"). In October 1998, the Company has adjusted its underwriting guidelines regarding its Sav*-A-Loan(R) mortgages to require a FICO score of above 640. During the third quarter, the Company recorded an additional $1.6 million writedown on its mortgages held for investment as compared to a $12.0 million writedown during the comparable period in 1997. This decrease was due primarily to a decreased balance of mortgages held for investment resulting from decreased loan production volume during the third quarter of 1998.

      For the three months ended September 30, 1998, the Company recorded an income tax provision of $166,067 representing the recognition of state taxes for the period as compared to an income tax benefit of $32.2 million recorded in the comparable period in 1997. The $32.2 million income tax benefit recorded in 1997 reflects the losses incurred during the third quarter of 1997.

      The Company recorded a net loss applicable to common stock of $54.8 million for the three months ended September 30, 1998 as compared to net loss applicable to common stock of $70.7 million for the three months ended September 30, 1997. This loss was due primarily to a $46.6 million loss from continuing operations as compared to a loss of $47.4 million from continuing operations for the three months ended September 30, 1997. The loss recorded for the three months ended September 30, 1998 was primarily due to decreased loan originations, a net unrealized loss on valuation of residuals of $7.8 million, as well as lower gain on sale of loans due to the Company's strategy of selling loans through whole loan sales instead of through securitizations. Additionally, the Company recorded a loss from discontinued operations $22.3 million during the third quarter of 1997. An increase in the liquidation preference of the preferred stock in lieu of dividends and default payments of $8.2 million was recorded during the third quarter of 1998 further increasing the net loss applicable to common stock.


NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1997

      During the first nine months of 1998, the Company recorded negative revenues of $12.1 million primarily as a result of the recording of a $26.3 million net unrealized loss on the Company's trading securities. This represents a $87.0 million decrease from the first nine months of 1997 primarily as a result of the lower gain recorded on its sale of loans.

      For the first nine months of 1998, the Company recorded a net gain on sale of loans totaling $926,772. This gain was primarily due to the sale of $370.3 million of whole loans at an average net premium received of 1.6% as compared to the average premium paid on such loans of 1.4%. For the nine months ended September 30, 1997, gain on sale of loans also included gain on securitization representing the fair value of the interest-only and residual certificates that the Company received upon the sale of loans through securitizations. During the first nine months of 1997, the Company recognized $81.8 million of gain on sale of loans representing a weighted average gain of 6.4% on $1.3 billion of loans sold into securitizations. The Company expects that it will continue to sell the majority of loans through whole loan sales and therefore expects to continue to recognize lower net margins as compared to the margins recognized in 1997. The Company expects that gain on sale of loans will be further negatively impacted in the future as a result of its decision to suspend indefinitely the origination and purchase of its Sav*-A-Loan(R) products. The Company expects that such suspension will negatively impact the Company's originations and, therefore, in term reduce the volume of loan sales in future periods.

      The unrealized loss on valuation of residuals of $26.3 million recorded for the nine months ended September 30, 1998 is a result of the Company increasing its discount rate, prepayment speed and loss assumptions used to calculate the value of the residuals, reflecting continued higher than expected losses and increased prepayment speeds experienced on its home equity and Sav*-A-Loan(R) securitized loans. As a result of a recent increase in the volume of liquidations, and corresponding losses experienced on such liquidations, the Company determined that the loss rates implied by the liquidation values at December 31, 1997, should be revised from 1.7% per annum to 4.95% per annum for home equity loans. Additionally, during the first nine months of 1998, the Company experienced an increase in the prepayment speeds on its home equity securitized loans and accordingly increased the prepayment speeds used to value the home equity residuals to 34.8% per annum at September 30, 1998 from 31.8% per annum at December 31, 1997. The $7.8 million loss on valuation of both the home equity and Sav*-A-Loan(R) residuals during the third quarter of 1998 resulted from the Company increasing its weighted average discount rate to 17% at September 30, 1998 from 15% at December 31, 1997. This increase in the discount rate reflects the changes in market conditions experienced in the mortgage-backed securities markets since the second quarter of 1998 (see "--Liquidity Concerns").

      Interest income decreased $46.3 million or 82.2% to $10.0 million for the nine months ended September 30, 1998 from $56.3 million for the comparable period in 1997. This decrease was due primarily to the cessation of the recognition of accreted interest on the Company's residuals in the second quarter of 1998 as a result of the devaluation of the residuals, as well as lower weighted average coupons on the loans originated in 1998. The Company expects that the interest income related to its securitizations will continue to be lower than interest recognized in the comparable periods in 1997. Additionally, the Company expects to record lower interest income due to expected lower weighted average coupons on the loans originated.

      Mortgage origination income decreased $1.6 million or 44.4% to $2.0 million for the nine months ended September 30, 1998 from $3.6 million for the comparable period in 1997. This decrease was due primarily to a lower volume of loan originations for the nine months ended September 30, 1998 as compared to the same period in 1997.

      Other income decreased $4.1 million or 77.4% to $1.2 million for the nine months ended September 30, 1998 from $5.3 million for the comparable period in 1997. This decrease was due primarily to decreased servicing income mainly due to the continued attrition of the loans that were sold with servicing retained prior to the Company's adoption of SFAS No. 122, "Accounting for Mortgage Servicing Rights." The Company expects that servicing revenues will be lower in the future as a result of the subservicing agreements entered into with Fairbanks.

      Total expenses decreased $5.1 million or 4.0% to $121.1 million for the nine months ended September 30, 1998 from $126.2 million for the comparable period in 1997. This decrease was due primarily to lower salaries and interest expense offset by increased other operating expenses relating to increased professional fees as well as $3.2 million of restructuring charges and $2.0 million relating to the settlement of a lawsuit.

      Salaries and employee benefits decreased $7.9 million or 23.4% to $25.9 million for the nine months ended September 30, 1998 from $33.8 million for the comparable period in 1997. This decrease was due primarily to decreased staffing levels to 471 employees at September 30, 1998 as compared to 916 employees as of September 30, 1997. This decrease was primarily a result of the Company's restructuring and streamlining efforts as well as employee attrition. The Company expects salaries and employee benefits to decrease in the future due to the recent reduction in staffing levels to 211 employees in October 1998 and expected additional staff reductions in staffing levels in the fourth quarter of 1998 as a result of the Company's decision to suspend indefinitely the origination and purchase of its Sav*-A-Loan(R) products.

      Interest expense decreased $10.5 million or 19.5% to $43.3 million for the nine months ended September 30, 1998 from $53.8 million for the comparable period in 1997. This decrease was due primarily to the discontinuance during 1998 of the Company's interest rate management strategy. In addition, during 1997 a charge of $4.7 million was recorded related to the inducement of the Convertible Debentures.

      Selling and other expenses increased $17.3 million or 64.8% to $44.0 million for the nine months ended September 30, 1998 from $26.7 million for the comparable period in 1997. This increase was due primarily to increased operating costs of $16.8 million or 70.0% to $40.8 million for the nine months ended September 30, 1998 from $24.0 million for the comparable period in 1997 from increased professional fees as a result of the Company's restructuring and streamlining efforts as well as a $2.0 million charge due to the settlement of a lawsuit.

      Provision for loan losses decreased $7.3 million or 60.8% to $4.7 million for the three months ended September 30, 1998 from $12.0 million for the comparable period in 1997. For the three months ended September 30, 1998, the Company recorded a $3.1 million charge against the Company's Sav*-A-Loan(R) mortgages included in the mortgage loans held for sale portfolio. This charge reflects the decreased market value of the Company's approximate $31.0 million of Sav*-A-Loan(R) mortgages with FICO scores of less than 640. In October 1998, the Company has adjusted its underwriting guidelines regarding its

Sav*-A-Loan(R) mortgages to require a FICO score of above 640. While the Company believes that the $3.1 million charge is adequate based on current market conditions, there can be no assurance that future changes in market conditions or other factors will not require additional charges against the Company's Sav*-A-Loan(R) mortgage portfolio. (See "Liquidity Concerns"). During the third quarter, the Company recorded an additional $1.6 million writedown on its mortgages held for investment as compared to a $12.0 million writedown during the comparable period in 1997. This decrease was due primarily to a decreased balance of mortgages held for investment resulting from decreased loan production volume during the third quarter of 1998.

      During the nine months ended September 30, 1998, the Company recorded a restructuring charge of $3.2 million. This charge was related to a restructuring plan that includes streamlining and downsizing the Company's operations. During the nine months ended September 30, 1998, the Company closed its branch operation in Virginia and significantly reduced its correspondent originations and exited its conventional lending business. Of the $3.2 million, $1.1 million represents severance payments made to 142 former employees and $2.1 million represents costs incurred with lease obligations and write-offs of assets no longer in service. As part of its restructuring plan that includes streamlining and downsizing its operations, on October 22, 1998, the Company reduced its workforce by 243 employees (24 of which will remain employed for up to ten weeks), representing 53.5% of its workforce, from 454 employees to 211 employees. In connection with this reduction, the Company has closed its branch operations in California and Illinois, while maintaining its offices in New York and Georgia. Accordingly, the Company anticipates that it will record a restructuring charge of approximately $8 million to $10 million in the fourth quarter of 1998. On November 13, 1998, the Company decided to suspend indefinitely the origination and purchase of its Sav*-A-Loan(R) products. As a result, the Company expects to further streamline and downsize its operations and reduce its workforce and will record an additional restructuring charge in the fourth quarter of 1998.

      For the nine months ended September 30, 1998, the Company recorded an income tax provision of $466,126 representing the recognition of state taxes for the period as compared to an income tax benefit of $18.9 million recorded in the comparable period in 1997. The $18.9 million income tax benefit recorded in 1997 reflects the losses incurred during the first nine months of 1997.

      The Company recorded a net loss applicable to common stock of $153.3 million for the nine months ended September 30, 1998 as compared to net loss applicable to common stock of $50.9 million for the nine months ended September 30, 1997. This loss was due primarily to a $133.6 million loss from continuing operations due to decreased loan originations, as well as decreased gain on sale of loans due to the Company's strategy of selling loans through whole loan sales instead of through securitizations. Additionally, the Company recorded a loss from discontinued operations of $16.4 million during the first nine months of 1997. An increase in the liquidation preference of the preferred stock in lieu of dividends and default payments of $19.7 million was recorded during the first nine months of 1998 further increasing the net loss applicable to common stock.

FINANCIAL CONDITION

September 30, 1998 Compared to December 31, 1997

      Cash and cash equivalents increased $22.2 million to $24.8 million at September 30, 1998 from $2.6 million at December 31, 1997. This increase was primarily due to the cash proceeds from the sale of CSC-UK.

      Mortgage servicing receivables decreased $2.0 million or 21.1% to $7.5 million at September 30, 1998 from $9.5 million at December 31, 1997. This decrease was primarily the result of the sale of the mortgage servicing receivables associated with the sale of the residuals in January 1998.

      Trading securities, which consist of interest-only and residual certificates, decreased $49.9 million or 39.4% to $76.6 million at September 30, 1998 from $126.5 million at December 31, 1997. This decrease was partially due to the Company's sale of residual certificates and related mortgage servicing receivables relating to certain of the Company's home equity loan products for net proceeds of $26.5 million during the first quarter of 1998 to enhance the Company's liquidity position. Additionally, the Company recorded a write-down of $26.3 million during the first nine months of 1998 primarily resulting from an increase in the expected loss rate used to value such residuals reflecting the Company's recent increase in losses on liquidation of non-performing loans in its home equity portfolio and Sav*-A-Loan(R) portfolios, as well as an increased weighted average discount rate reflecting the changes in market conditions experienced in the overall mortgage-backed securities market (see "-- Liquidity Concerns").

      Mortgage loans held for sale, net increased $30.8 million or 33.0% to $124.1 million at September 30, 1998 from $93.3 million at December 31, 1997. This increase was due primarily to the volume of loans originated exceeding the volume of loans sold during the first nine months of 1998.

      Mortgage loans held for investment, net decreased $1.5 million or 23.1% to $5.0 million at September 30, 1998 from $6.5 million at December 31, 1997. This decrease was due primarily to $449,013 of loans reclassified from mortgages held for investment, net to real estate owned, as well as $3.2 million of mortgage loans held for investment, net sold during the first nine months of 1998 at a price equated to the book value. This was partially offset by $2.7 million of loans reclassified from mortgages held for sale to mortgages held for investment, net due to the Company's inability to sell such loans. As a percentage of total assets, mortgage loans held for investment, net at September 30, 1998 and at December 31, 1997 was 1.6%.

      Investment in discontinued operations, net decreased by $59.4 million or 70.5% to $24.8 million at September 30, 1998 from $84.2 million at December 31, 1997. The decrease represented net cash proceeds from the sale of discontinued operations during the first nine months of 1998. The balance at September 30, 1998 primarily consisted of cash on hand in the discontinued operation of approximately $16.1 million and net receivables (net of liabilities) due of approximately $8.7 million. The Company expects to maintain a balance of cash on hand in the discontinued operation to cover existing and potential liabilities and costs until the dissolution of the existing legal entities of CSC-UK and its subsidiaries. Additionally, as of September 30, 1998, there were liabilities related to the discontinued operations of approximately $555,000 included in accounts payable and other liabilities.

      Income taxes receivable decreased $16.7 million or 90.8% to $1.7 million at September 30, 1998 from $18.4 million at December 31, 1997. This decrease was due primarily to the receipt of a $15.8 million tax refund offset by approximately $300,000 of state income taxes receivable recorded at September 30, 1998.

      Other assets increased $2.6 million or 9.5% to $29.9 million at September 30, 1998 from $27.3 million at December 31, 1997. This increase was due primarily to an increase in prepaid expenses and accounts receivable partially offset by decreases in accrued interest receivable and deferred debt issuance costs.

      Warehouse financing facilities outstanding increased $33.4 million or 43.1% to $110.9 million at September 30, 1998 from $77.5 million at December 31, 1997. This increase was due primarily to the volume of loans originated exceeding the volume of loans sold during the first nine months of 1998.

      Accounts payable and other liabilities increased $3.0 or 4.7% to $66.4 million at September 30, 1998 from $63.4 million at December 31, 1997. This increase was due primarily to the increased accrued interest payable relating to the Notes and Convertible Debentures, partially offset by decreased accrued liabilities relating to the UK Sale and decreased other accrued expenses.

      Allowance for losses increased $2.9 million or 63.0% to $7.5 million at September 30, 1998 from $4.6 million at December 31, 1997. This increase was due primarily to an increase in the expected losses on the Company's home equity loan pools and the costs associated with servicing such pools.

      Income taxes payable increased $1.7 million to $2.0 million at September 30, 1998 from $300,000 at December 31, 1997. This increase was due primarily to obligations related to alternative minimum taxes.

      The stockholders' deficit increased $133.7 million or 75.6% to a deficit of $310.5 million at September 30, 1998 as compared to a stockholders' deficit of $176.8 million at December 31, 1997. This increase in the deficit was the result of a net loss of $133.6 million for the nine months ended September 30, 1998.

LIQUIDITY AND CAPITAL RESOURCES

      The Company's business requires substantial cash to support its operating activities. The Company's principal cash requirements include the funding of loan production, payment of interest expenses, operating expenses and income taxes. The Company uses its cash flow from whole loan sales, loan origination fees, processing fees, net interest income and borrowings under its loan warehouse and purchase facilities to meet its working capital needs. There can be no assurance that existing lines of credit can be extended or refinanced or that funds generated from operations will be sufficient to satisfy obligations. In October 1997, the Company announced that it was exploring strategic alternatives for the Company's ability to continue as a going concern. In April 1998, the Company completed the UK Sale and received proceeds, at the time of the closing, of $83.8 million, net of closing costs and other fees. In addition, the Company will be required to restructure its balance sheet in the near term in order to meet its longer term liquidity needs. The Company has concluded that the best way to recapitalize the Company over the long-term and maximize the recovery of creditors and senior equity interest holders of the Company is through a prepackaged plan of reorganization for the Company and its wholly-owned subsidiary, CSC. The Company believes that its future success is dependent upon, among other things, confirmation of a plan of reorganization, which hearing is scheduled for November 13, 1998, (see "-- Chapter 11 Proceedings"), the successful sale of loans in the whole loan sales market, ability to access warehouse lines of credit and future profitable operations. No assurance can be given that the Company will be able to achieve these results. The implementation of any of these or other liquidity initiatives is likely to have a negative impact on the Company's profitability. The Company's liquidity is dependent upon its continued access to funding sources and can be negatively affected by a number of factors including conditions in the whole loan sale market and the Company's ability to sell certain assets. No assurances can be given as to such continued access or the occurrence of such factors.

      The Company has operated, and expects to continue to operate, on a negative cash flow basis. During the nine months ended September 30, 1998 and 1997, the Company used net cash of $72.6 million and $110.2 million from continuing operations, respectively. Additionally, in the nine months ended September 30, 1998 and 1997, the Company was provided $61.4 million and used $602,163, respectively, in investing activities. During 1997, the Company's sale of loans through securitizations resulted in a gain on sale of loans through securitizations recognized by the Company. The recognition of this gain on sale had a negative impact on the cash flow of the Company because significant costs are incurred upon closing of the transactions giving rise to such gain and the Company is required to pay income taxes on the gain on sale in the period recognized, although the Company does not receive the cash representing the gain until later periods as the related loans are repaid or otherwise collected. During the nine months ended September 30, 1998 and 1997, the Company received cash from financing activities of $33.4 million and $270.0 million, respectively. During the nine months ended September 30, 1997, the Company used net cash in discontinued operations of $108.7 million.

      The Company is required to comply with various operating covenants as defined in the Greenwich DIP Facility and CIT DIP Facility. The covenants include restrictions on, among other things, the ability to (i) modify, stay, vacation or amend the bankruptcy court order, (ii) create, incur, assume or suffer to exist any lien upon or with respect to any of the Company's properties, (iii) create, incur, assume, or suffer to exist any debt, (iv) wind up, liquidate or dissolve itself, reorganize, merge or consolidate with or into, or convey, sell, assign, transfer, lease or otherwise dispose of all or substantially all of their assets, (v) acquire all or substantially all of the assets or the business of any Person, (vi) create, incur, assume, or suffer to exist any obligation as lessee for the rental or hire of any real or personal property, (vii) sell, transfer, or otherwise dispose of any real or personal property to any Person and thereafter directly or indirectly leaseback the same or similar property, (viii) pay any dividends or other distributions, (ix) sell, lease, assign, transfer or otherwise dispose of any of the Company's now owned or hereafter acquired assets, (x) sell any mortgage loans on a recourse basis,
(xi) make any loan or advance to any Person, or purchase or otherwise acquire any capital stock, assets, obligations, or other securities of, make any capital contribution to, or otherwise invest in or acquire any interest in any Person, or participate as a partner or joint venturer with any other Person, (xii) engage in derivatives or hedging transactions, (xiii) assume, guarantee or become directly or contingently responsible for the obligations of another Person, (xiv) enter into transactions with any affiliate, (xv) use any part of the proceeds for the purpose of purchasing or carrying margin stock, (xvi) purchase any subwarehouse mortgage loan, (xvii) make bulk purchases of mortgage loans and (xvii) make any payments of principal or interest on account of any indebtedness or trade payable prior to the filing date with certain exceptions.

      In May 1998, Moody's lowered its rating of the Company's Notes to Ca from Caa3, as well as its ratings on the Company's Convertible Debentures to C from Ca. Also, in May 1998, S&P withdrew its CCC counterparty credit rating on the Company and placed its CCC rating on the Company's Notes on "CreditWatch". In June 1998, S&P further lowered its rating on the Company's Notes to D/default. These reductions in the ratings of the Company's debt increase the Company's borrowing costs.

Credit Facilities

      Greenwich Warehouse Facility. In January 1997, CSC entered into a secured warehouse credit facility with Greenwich Capital Financial Products, Inc., an affiliate of Greenwich Capital Markets, Inc. (referred to herein, including any affiliates as "Greenwich") to provide a $400.0 million warehouse facility under which CSC borrowed funds on a short-term basis to support the accumulation of loans prior to sale (as amended, the "Greenwich Facility"). Advances under the Greenwich Facility bore interest at a rate of LIBOR plus 150 basis points. The Greenwich Facility was guaranteed by the Company and was secured by the mortgage loans and related assets financed under the Greenwich Facility and by a pledge (on a pari passu basis with the CIT Facility of the capital stock of certain subsidiaries of CSC holding certain residual securities, as well as by a reserve fund (containing approximately $8.1 million as of July 31, 1998) to cover certain losses of Greenwich under a related whole loan sale agreement. This facility was scheduled to expire on December 31, 1997, at which time CSC and Greenwich entered into an extension agreement through October 8, 1998 (as amended, the "Extension Agreement"). The Extension Agreement provided for a maximum credit line of $150.0 million, subject to adjustment by Greenwich, at an interest rate of LIBOR plus 200 basis points (7.38% at September 30, 1998) and a fee of 0.25% of the aggregate principal balance of loans to be paid to Greenwich in connection with any sale or securitization or any other transfer to any third party of loans funded under this agreement. As of September 30, 1998, $96.7 million was outstanding under the Extension Agreement.

   Subsequent to the filing of the Petitions and pursuant to a final order of the Bankruptcy Court dated October 27, 1998 authorizing the Company to obtain post-petition financing, the Company paid Greenwich, as lender under the Greenwich Facility which had provided commitments aggregating approximately $150 million, approximately $99 million to extinguish Greenwich's prepetition security interest. The Greenwich Facility was replaced by the Greenwich DIP Facility with Greenwich that is guaranteed by the Company and is secured by substantially all of the assets of CSC and the capital stock of CSC, pari passu with the lien granted to CIT under the CIT DIP Facility. The Greenwich DIP Facility bears interest at a rate of LIBOR plus 2.75% and provides a $100.0 million commitment. The Greenwich DIP Facility terminates on the earlier of (i) the date that the chapter 11 case has been confirmed by an order of the Bankruptcy Court or (ii) March 1, 1999.

      CIT Warehouse Facility. On February 3, 1998, CSC entered into a revolving credit facility with the CIT Group/Equipment Financing, Inc. (as amended, the "CIT Facility") to finance CSC's origination and purchase of mortgage loans, the repayment of certain indebtedness and, subject to certain limitations, other general corporate purposes. The CIT Facility was guaranteed by the Company, and bore interest at the prime rate plus 50 basis points (8.75% at September 30, 1998). Pursuant to the CIT Facility, CSC had available a secured revolving credit line in an amount equal to the lesser of (i) $30.0 million or (ii) a commitment calculated as a percentage (generally 80% or 85%) of the mortgage loans securing the CIT Facility. The CIT Facility was also subject to sub-limits on the amount of certain varieties of mortgage loan products that may be used to secure advances thereunder. In addition, the CIT Facility was secured by the mortgage loans and related assets financed under the CIT Facility or self-funded by CSC, by a pledge of 65% of the capital stock of CSC-UK, by a pledge (on a pari passu basis with the Greenwich Facility) of the capital stock of certain subsidiaries of CSC holding certain residual securities and by certain other assets. As of September 30, 1998, the outstanding balance on the CIT Facility was $14.2 million.

   Subsequent to the filing of the Petitions and pursuant to an interim order of the Bankruptcy Court dated October 13, 1998 authorizing the Company to obtain post-petition financing, the Company paid CIT, as lender under the CIT Facility, which had provided commitments aggregating $30 million, approximately

$14 million to extinguish CIT's prepetition security interest. On October 27, 1998, a final order was granted by the Bankruptcy Court. The CIT Facility was replaced by the CIT DIP Facility with CIT and Nomura Asset Capital Corporation that is guaranteed by the Company and is secured by substantially all of the assets of CSC and the capital stock of CSC, pari passu with the lien granted to Greenwich under the Greenwich DIP Facility. The CIT DIP Facility bears interest at a rate of LIBOR plus 2.75% or the Prime Rate and provides a $150.0 million commitment. The CIT DIP Facility terminates on the earlier of (i) the date that the chapter 11 case has been confirmed by an order of the Bankruptcy Court or
(ii) March 1, 1999.


LOAN SALES

      The Company disposes of all of its loan production through whole loan sales where the Company receives a cash premium at the time of sale. In the first nine months of 1998 and in the years 1997, 1996 and 1995, the Company sold $370.3 million, $518.4 million, $73.5 million and $105.8 million, respectively, in whole loan sales, accounting for 100.0%, 31.7%, 5.6% and 24.8% of all loan sales in the respective periods. As a result of the Company's financial condition, the Company is currently unable to sell its loans through securitizations and expects to sell its loans only through whole loan sales during 1998.

      Historically, the Company used overcollateralization accounts as a means of providing credit enhancement for its securitizations. This mechanism slows the flow of cash to the Company and causes some or all of the amounts otherwise distributable to the Company as cash flow in excess of amounts payable as current interest and principal on the securities issued in its securitizations to be deposited in an overcollateralization account for application to cover certain losses or to be released to the Company later if not so used. This temporary or permanent redirection of such excess cash flows reduces the present value of such cash flows, which are the principal component of the gain on the sale of the securitized loans recognized by the Company in connection with each securitization.

      Prior to adopting a whole loan sales strategy for liquidity purposes, the Company derived a significant portion of its income by recognizing gains upon the sale of loans through securitizations based on the fair value of the interest-only and residual certificates that the Company receives upon the sale of loans through securitizations and on sales into loan purchase facilities. In loan sales through securitizations, the Company sells loans that it has originated or purchased to a trust for a cash purchase price and interests in such trust consisting of interest-only regular interest and the residual interest which are represented by the interest-only and residual certificates. The cash purchase price is raised through an offering by the trust of pass-through certificates representing regular interests in the trust. Following the securitization, the purchasers of the pass-through certificates receive that principal collected and the investor pass-through interest rate on the principal balance, while the Company recognizes as current revenue the fair value of the interest-only and residual certificates.

      Since it adopted SFAS No. 122, "Accounting for Mortgage Servicing Rights" in October 1995, the Company recognizes as an asset the capitalized value of mortgage servicing receivables based on their fair value. The fair value of these assets is determined based on various economic factors, including loan types, sizes, interest rates, dates of origination, terms and geographic locations. The Company also uses other available information applicable to the types of loans the Company originates and purchases (giving consideration to such risks as default and collection) such as reports on prepayment rates, interest rates, collateral value, economic forecasts and historical loss and prepayment rates of the portfolio under review. The Company estimates the expected cash flows that it will receive over the life of a portfolio of loans. These expected cash flows constitute the excess of the interest rate payable by the obligors of loans over the interest rate passed through to the purchaser, less applicable recurring fees and credit losses. The Company discounts the expected cash flows at a discount rate that it believes is consistent with the required risk-adjusted rate of return of an independent third party purchaser of the interest-only and residual certificates or mortgage servicing receivables. As of September 30, 1998, the Company's balance sheet reflected the fair value of interest-only and residual certificates and mortgage servicing receivables of $76.6 million and $7.5 million less an allowance for losses of $7.5 million, respectively.

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


CONVERTIBLE DEBENTURES

      In May 1996, the Company issued $143.8 million of 6% Convertible Subordinated Debentures due 2006 (the "Convertible Debentures"), convertible at any time prior to redemption of maturity, at the holder's option, into shares of the Company's Common Stock at a conversion price of $26.25, subject to adjustment. The Convertible Debentures may be redeemed, at the option of the Company, in whole or in part, at any time after May 15, 1999 at predetermined redemption prices together with accrued and unpaid interest to the date fixed for redemption. The coupon at 6% per annum, is payable semi-annually on each May 1 and November 1, having commenced November 1, 1996. The terms of the Indenture governing the Convertible Debentures do not limit the incurrence of additional indebtedness by the Company, nor do they limit the Company's ability to make payments such as dividends. The Company deferred the May 1, 1998 interest payment as part of its plan to reorganize the business. The continued deferral of the interest payment on the Convertible Debentures constitutes an "Event of Default" pursuant to the Indenture under which such securities were issued. As of October 6, 1998, due to the filing of the Petitions, the Company stopped accruing interest on the Convertible Debentures. As of November 6, 1998, there were $129.6 million of Convertible Debentures outstanding. If the Plan is confirmed by the Bankruptcy Court, holders of the Convertible Debentures will receive in exchange for all their claims, in the aggregate, 9.5% of the new common stock of the reorganized company and warrants to purchase additional common stock representing 5% of the new common stock of the reorganized company on a fully diluted basis, which warrants would be exercisable if and when the enterprise value of the reorganized company reached $300 million.


SENIOR NOTES

      In May 1997, the Company issued $300.0 million aggregate principal amount of 12-3/4% Senior Notes due 2004 in a private placement. Such notes are not redeemable prior to maturity except in limited circumstances. The coupon at 12-3/4% per annum, is payable semi-annually on each June 1 and December 1, having commenced December 1, 1997. In September 1997, the Company completed the exchange of such notes for a like principal amount of 12-3/4% Series A Senior Notes due 2004 (the "Notes") which have the same terms in all material respects, except for certain transfer restrictions and registration rights. In connection with its restructuring efforts, the Company determined to defer the June 1, 1998 interest payment on the Notes. The continued deferral of the interest payment on the Notes constitutes an "Event of Default" pursuant to the Indenture under which such securities were issued. As of October 6, 1998, due to the filing of the Petitions, the Company stopped accruing interest on the Notes. If the Plan is confirmed by the Bankruptcy Court, the holders of the Notes will receive in exchange for all of their claims, in the aggregate, 90.5% of the new common stock or the reorganized company and $75 million in initial principal amount of 10-year senior notes (on which interest could be paid in kind, at the reorganized company's option).


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

      In March, June and September 1998, the Company elected to add an amount equal to the dividend to the Liquidation Preference of the Series A Preferred Stock in lieu of payment of such dividend. In addition, amounts equal to 3% of the Liquidation Preference for each 30-day period (prorated for shorter periods) was added to the Liquidation Preference due to the delisting of the Company's Common Stock from the Nasdaq National Market on January 29, 1998 (as discussed below). As of September 30, 1998, the new Liquidation Preference varies up to $14,212 per share.

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

      As of November 6, 1998, an aggregate of 4,374 shares of the Series A Preferred Stock had been converted (626 shares remain outstanding) into an aggregate of 12,681,270 shares of Common Stock. As of November 6, 1998, all Series A Warrants were outstanding.

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

      In March, June and September 1998, the Company elected to add an amount equal to the dividend to the Liquidation Preference of the Series B Preferred Stock in lieu of payment of such dividend. In addition, amounts equal to 3% of the Liquidation Preference for each 30-day period (prorated for shorter periods) was added to the Liquidation Preference due to the delisting of the Company's Common Stock from the Nasdaq National Market on January 29, 1998. As of September 30, 1998, the new Liquidation Preference is $14,250 per share.

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

      As of November 6, 1998, an aggregate of 449 shares of Series B Preferred Stock had been converted (4,551 shares remain outstanding) into an aggregate of 21,470,375 shares of Common Stock. As of November 6, 1998, all Series B Warrants were outstanding.

      As of November 6, 1998, if all of the outstanding shares of the Series A Preferred Stock and Series B Preferred Stock were converted into Common Stock, the Company would not have sufficient authorized shares of Common Stock to satisfy such conversions.

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

      The Plan, if confirmed by the Bankruptcy Court, would provide that holders of the Series A Preferred Stock would receive in exchange for their interests in the Company, in the aggregate, 10.5% of the warrants to purchase common stock representing 10% of the new common stock of the reorganized company on a fully diluted basis, all of which warrants would be exercisable if and when the enterprise value of the reorganized company reached $430 million and the holders of Series B Preferred Stock will receive or retain no property.


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

      On December 5, 1997, the Eastern District plaintiffs filed a motion for appointment of lead plaintiffs and approval of co-lead counsel. On September 23, 1998, the court granted this motion. On March 25, 1998, the Company and its defendant officers and directors filed a motion with the federal Judicial Panel for Multidistrict Litigation ("JPML"), seeking consolidation of all current and future securities actions, including the New Jersey Action, for pre-trial purposes before Judge Sterling Johnson in the Eastern District. On June 12, 1998, the JPML granted this motion.

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

      On or about September 14, 1998, Elliott Associates, L.P. and Westgate International, L.P. filed a lawsuit against the Company and certain of its officers and directors in the United States District Court for the Southern District of New York. In the complaint, plaintiffs describe the lawsuit as "an action for securities fraud and breach of contract arising out of the private placement, in September 1997, of the Series B Preferred Stock of Cityscape." Plaintiffs allege violations of Section 10(b) of the Exchange Act (Count I);
Section 20(a) of the Exchange Act (Count II); and two breach of contract claims against the Company (Counts III and IV). Plaintiffs allege to have purchased a total of $20 million of such preferred stock. Plaintiffs seek unspecified damages, including pre-judgement interest, attorneys' fees, other expenses and court costs. The Company and its defendant officers and directors have moved to dismiss this action.

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


      In April 1996, CSC-UK acquired all of the outstanding capital stock of J&J Securities Limited ("J&J"), a London-based mortgage lender, in exchange for pound sterling 15.3 million ($23.3 million based on the Noon Buying Rate on the date of such acquisition) in cash and 548,000 shares of Common Stock valued at $9.8 million based upon the closing price of the Common Stock on the date of such acquisition less a discount for restrictions on the resale of such stock and incurred closing costs of $788,000 (the "J&J Acquisition").

      In June 1996, CSC-UK acquired all of the outstanding capital stock of Greyfriars Group Limited (formerly known as Heritable Finance Limited and referred to herein as "Greyfriars"), a mortgage lender based in Reading, England in exchange for pound sterling 41.8 million ($64.1 million based on the Noon Buying Rate on the date of such acquisition) in cash and 99,362 shares of Common Stock valued at $2.5 million based upon the closing price of the Common Stock on the date of such acquisition and incurred closing costs of $2.3 million (the "Greyfriars Acquisition").

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

      Pursuant to the UK Sale Agreement, Ocwen is required to pay certain sums to the Company. On August 5, 1998, the Company made formal demand on Ocwen for payment of those sums which arise (i) from the Final Portfolio Completion Statement and (ii) items deemed to be Excluded Assets, each as defined in the UK Sale Agreement. Ocwen has failed to pay the sums owed to the Company and, accordingly, on September 4, 1998, the Company commenced proceedings in the High Court of Justice, London for the recovery of those sums (the "Proceedings"). The Company pleads its claim on two alternative bases and claims the sum of $7.6 million on the first basis; alternatively $2.7 million on the second basis. The Company has applied for an order for summary judgement (the "Application") of the sums due and that Application is scheduled to be heard on December 11, 1998. Ocwen has informed the Company that they will defend the Proceedings and the Application and it is anticipated that they will outline the basis of their defense by late November 1998. Prior to the Company initiating the Proceedings, Ocwen informed the Company that it would be defending any proceedings commenced by the Company on the basis that any sums owed by Ocwen to the Company should be set off and extinguished against the sum which Ocwen claims is due or alternatively, is recoverable by it from the Company on the grounds of the Company's breach of warranty or misrepresentation. The sum which Ocwen claims is due to it from the Company is approximately $21.4 million. (the "Liabilities Figure") of which $5.7 million is being held by Ocwen in a bank account pursuant to the terms of the UK Sale Agreement. With respect to the Liabilities Figure, Ocwen claims that approximately $21.2 million relates to matters concerning the loans of Greyfriars, including the Company's alleged excessive charging to borrowers, alleged failure to notify borrowers of interest rate rises and alleged failure to advise borrowers of increased repayment. The Company denies that any sum is due Ocwen whether under the UK Sale Agreement or as a result of a breach of warranty or misrepresentation or otherwise. The Company believes that the total amount payable to Ocwen in respect to the Liabilities Figure is approximately $74,000. Pursuant to the UK Sale Agreement, the Company and Ocwen are required, in the event that they cannot agree upon the Liabilities Figure, to refer the matter to a firm of Chartered Accountants to make final determination on the matter. Arthur Andersen has been appointed as experts for the purpose of determining the Liabilities Figure, and the Company has now proposed the directions to be followed by it and Ocwen for the purpose of the determination. Although there can be no assurance of the outcome of the determination, the Company believes the Ocwen claim regarding the Liabilities Figure is without merit.

      In the normal course of business, aside from the matters discussed above, the Company is subject to various legal proceedings and claims, the resolution of which, in management's opinion, will not have a material adverse effect on the consolidated financial position or the results of operations of the Company.

ITEM 2. CHANGES IN SECURITIES

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

      The Company deferred the May 1, 1998 interest payment on its 6% Convertible Subordinated Debentures due 2006 (the "Convertible Debentures"). The continued deferral of the interest payment on the Convertible Debentures constitutes an "Event of Default" pursuant to the Indenture under which such securities were issued. The interest payment due on May 1, 1998 was in the amount of $3.9 million. The Company stopped accruing interest on the Convertible Debentures on October 6, 1998, the date the Company filed the Petitions in the Bankruptcy Court.

      The Company deferred the June 1, 1998 interest payment on its $300.0 million aggregate principal amount of 12-3/4% Series A Senior Notes due 2004 (the "Notes"). The continued deferral of the interest payment on the Notes constitutes an "Event of Default" pursuant to the Indenture under which such securities were issued. The interest payment due on June 1, 1998 was in the amount of $19.1 million. The Company stopped accruing interest on the Notes on October 6, 1998, the date the Company filed the Petitions in the Bankruptcy Court.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      On August 29, 1998, the Company and CSC distributed their Solicitation and Disclosure Statement dated August 28, 1998 and related materials (the "Disclosure Statement") to the holders as of

August 28, 1998 of the Company's Notes, Convertible Debentures, Series A Preferred Stock and Series B Preferred Stock. The Disclosure Statement was distributed in connection with the prepetition solicitation of votes with respect to a proposed restructuring of the Company and CSC, the terms of which are embodied in a joint prepackaged Chapter 11 Plan of Reorganization. The solicitation expired on September 30, 1998.

                                                     Accepting         Rejecting         Not Voting
                                                     ---------         ---------         ----------
Class A4 Senior Notes ($)                            $249,077,000      $ 11,167,000      $39,756,000
Class B4 Senior Notes Guarantee ($)                  $247,345,000      $ 11,152,000      $41,503,000
Class A6 Subordinated Debentures ($)                 $ 95,856,000      $  6,115,000      $27,649,000
Class A8 Series A Preferred Stock (# of shares)               549                 0               77
Class A10 Series B Preferred Stock (# of shares)            2,171             1,590              790

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

4.3               Certificate of Designation of 6% Convertible Preferred
                  Stock, Series A, incorporated by reference to Exhibit
                  4.1 to the Company's Form 8-K filed with the Commission on April 11, 1997.

4.4               Certificate of Designation of 6% Convertible Preferred Stock,
                  Series B, incorporated by reference to Exhibit 4.1 to the Company's Form 8-K filed with the Commission on September 17,
                  1997.

10.1*             Post-Petition Loan and Security Agreement, dated as of
                  October 12, 1998, between CSC and Greenwich Capital
                  Financial Products, Inc.

10.2*             Revolving Credit and Security Agreement dated as of
                  October 12, 1998, between the Company and The CIT
                  Group/Equipment Financing, Inc.

11.1*             Computation of Earnings Per Share

27.1*             Financial Data Schedule

99.1              Solicitation and Disclosure Statement dated August 28,
                  1998, incorporated by reference to Exhibit 99.1 to the Company's Form 8-K filed with the Commission on September 4,
                  1998.


---------------------------
*  Filed herewith

(b)  Reports on Form 8-K

1. Form 8-K dated September 4, 1998 reporting that the Company distributed their Solicitation and Disclosure Statement and related materials to the holders of the Company's Senior Notes, Convertible Debentures and Preferred Stock.
2. Form 8-K dated September 23, 1998 reporting that Elliott Associates, L.P. and Westgate International, L.P. filed a lawsuit against the Company and certain of its officers and directors.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       Cityscape Financial Corp.
                                       (Registrant)



Date:  November 16, 1998               By: /s/ Tim S. Ledwick
      -------------------                 -------------------------------------
                                               Tim S. Ledwick
                                       Title:  Vice President and
                                               Chief Financial Officer
                                       (as chief accounting officer and
                                       on behalf of the registrant)

                                EXHIBIT INDEX



EXHIBIT
NUMBER                            DESCRIPTION OF EXHIBIT
------                            ----------------------

10.1*             Post-Petition Loan and Security Agreement, dated as of
                  October 12, 1998, between CSC and Greenwich Capital
                  Financial Products, Inc.

10.2*             Revolving Credit and Security Agreement dated as of
                  October 12, 1998, between the Company and The CIT
                  Group/Equipment Financing, Inc.

11.1*             Computation of Earnings Per Share

27.1*             Financial Data Schedule




---------------------------
*  Filed herewith