Form 10-K405
period 1998-12-31
CITYSCAPE FINANCIAL CORP
filed 1999-04-01
CIK 866253

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

_X_ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 1998

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

         Yes  _X_          No ____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X].

As of March 22, 1999, the aggregate market value of the registrant's Common Stock held by nonaffiliates of the registrant was $295,224 based on the closing sales price of the registrant's Common Stock as reported on the National Quotation Bureau, Inc. OTC Bulletin Board on such date. For purposes of this calculation, shares owned by officers, directors and 5% stockholders known to the registrant have been deemed to be owned by affiliates. As of March 22, 1999, the number of shares of the registrant's Common Stock outstanding was 64,878,969.

DOCUMENTS INCORPORATED BY REFERENCE

None.

                                     PART I

ITEM 1.  BUSINESS

GENERAL(1)

     Cityscape Financial Corp. (the "Company") is a consumer finance company which, through its wholly-owned subsidiary, Cityscape Corp. ("CSC"), is in the business of selling and servicing mortgage loans secured primarily by one- to four-family residences. CSC is licensed or registered to do business in 44 states and the District of Columbia. Until the Company suspended indefinitely such business in November 1998, the Company also had been in the business of originating and purchasing such mortgage loans. The majority of the Company's loans were made to owners of single family residences who use the loan proceeds for such purposes as debt consolidation and financing of home improvements and educational expenditures, among others. The Company is currently operating under the protection of chapter 11 of title 11 of the United States Code (the "Bankruptcy Code"). No assurance can be given that the Company will emerge from bankruptcy or that its loan origination or purchase activities will resume.

     The Company's principal executive office and mailing address is 565 Taxter Road, Elmsford, New York 10523-2300 and its telephone number is (914) 592-6677.

CHAPTER 11 PROCEEDINGS

     The Company determined during 1998 that the best alternative for recapitalizing the Company over the long-term and maximizing the recovery of creditors and senior equity holders of the Company was through a prepackaged plan of reorganization for the Company and CSC, pursuant to the Bankruptcy Code. On October 6, 1998, the Company and CSC filed voluntary petitions (the "Petitions") in the United States Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court").

     During the second and third quarters of 1998, the Company engaged in negotiations, first, with holders of a majority of the Notes (as defined below) and, second, with holders of a majority of the Convertible Debentures (as defined below) on the terms of a plan of reorganization that both groups would find acceptable. Those negotiations had resulted in acceptance by both groups by the requisite majorities of the terms of a plan of reorganization (the "Original Plan"). The Company had then solicited acceptances of the Original Plan from the holders of its Notes, Convertible Debentures and Preferred Stock (as defined below). The Original Plan received the requisite approval from all classes except for the holders of the Company's Series B Preferred Stock (as defined below). Although the Company and other parties with an economic stake in the reorganization anticipated that the Original Plan would be confirmed at the originally scheduled confirmation hearing, the Original Plan was not confirmed due primarily to deteriorating market conditions and the Debtors' inability to obtain necessary post-reorganization loan warehouse financing to allow them to emerge from chapter 11. As a result, the Company has revised the Original Plan (the "Amended Plan").

     On November 17, 1998, the Company decided to suspend indefinitely all of its loan origination and purchase activities. The Company notified its brokers that it had ceased funding mortgage loans, other than loans that were in its origination pipeline for which it had issued commitments. The Company's


----------

(1) All references herein to "$" are United States dollars; all references to "(pound)" are to British Pounds Sterling. Unless otherwise specified, translation of amounts from British Pounds Sterling to United States dollars has been made herein using exchange rates at the end of the period for which the relevant statements are prepared for balance sheet items and the weighted average exchange rates for the relevant period for statement of operations items, each based on the noon buying rate in New York City for cable transfers in foreign currencies as certified for customs purposes by the Federal Reserve Bank of New York.

decision was based upon its determination, following discussions with potential lenders regarding post-reorganization loan warehouse financing, that adequate sources of such financing were not available. With no adequate sources of such financing, the Company determined that it was unable to continue to originate and purchase mortgage loans. On or about December 18, 1998, the Company funded the last of the mortgage loans for which it had issued commitments as of November 17, 1998.

     The Amended Plan provides for substantive consolidation of the assets of the Company and CSC and for distributions to creditors as summarized below. Estimated recoveries are based upon (i) principal and accrued and unpaid interest as of the chapter 11 petition date and (ii) an estimated, aggregate amount of allowed general unsecured claims of $10.0 million.

     In summary, the Amended Plan, if confirmed by the Bankruptcy Court, would provide that: (i) administrative claims, priority tax claims, bank claims, other secured claims and priority claims will be paid in full; (ii) holders of Notes would receive in exchange for all of their claims, in the aggregate 92.48% of the new common stock of the reorganized company (or 97.91% if the holders of the Convertible Debentures vote to reject the plan); (iii) holders of the Convertible Debentures would receive in exchange for all their claims, in the aggregate, 5.43% of the new common stock of the reorganized company (or 0% if the holders of the Convertible Debentures vote to reject the plan); (iv) holders of general unsecured claims would receive 2.09% of the new common stock of the reorganized company; and (v) existing Common Stock (as defined below), Preferred Stock and warrants of the Company would be extinguished and holders thereof would receive no distributions under the Amended Plan.

    The Company presently intends to seek confirmation of and to consummate the Amended Plan on or before May 31, 1999. There can be no assurance: (i) as to when, if ever, the Company's loan origination and purchase activities will resume; (ii) that the terms of the Company's plan of reorganization will not change; (iii) that the Bankruptcy Court will confirm such plan within the anticipated timeframe, if at all; or (iv) that such plan will consummated (even if it is confirmed). This summary of the Amended Plan is qualified in its entirety by reference to the Disclosure Statement dated March 26, 1999, filed as
Exhibit 99.2 hereto, and to the Amended Plan which is an exhibit thereto.

DOWNSIZING OF OPERATIONS

     US OPERATIONS

     During 1998, the Company significantly downsized its operations due to negative operating results, liquidity constraints and, as discussed above, the reorganization proceedings and indefinite suspension of its loan origination and purchase activities.

     In the US., the Company closed its branch operations in Georgia, Illinois, Virginia, California and New York and significantly reduced its number of employees, including servicing and corporate employees. In connection with its downsizing, the Company recorded a restructuring charge of $3.2 million in the first quarter of 1998. Of this amount, $1.1 million represented severance payments made to 142 former employees and $2.1 million represented costs incurred in connection with lease obligations and write-off of assets no longer in service. During the fourth quarter of 1998, the Company recorded reorganization items of $31.9 million. Of this amount, $3.9 million represents severance payments to 335 former employees, $5.3 million represents costs incurred in connection with lease obligations and write-offs of assets no longer in service, $10.7 million represents professional fees and other miscellaneous items related to the reorganization and $12.0 million represents the write-off of the deferred debt issuance costs related to the Notes and Convertible Debentures.

     UK OPERATIONS

     In the UK, the Company had commenced operations in May 1995 with the formation of City Mortgage Corporation Limited ("CSC-UK"), an English corporation that originated, sold and serviced loans in

England, Scotland and Wales in which the Company initially held a 50% interest and subsequently purchased the remaining 50%. CSC-UK had no operations and no predecessor operations prior to May 1995.

     As a result of liquidity constraints, the Company adopted a plan in March 1998 to sell the assets of CSC-UK. In April 1998, pursuant to an Agreement for the Sale and Purchase of the Business of CSC-UK and its Subsidiaries and the Entire Issued Share Capital of City Mortgage Receivables 7 Plc, dated March 31, 1998 (the "UK Sale Agreement"), the Company completed the sale to Ocwen Financial Corporation ("Ocwen") and Ocwen Asset Investment Corp. ("Ocwen Asset") of substantially all of the assets, and certain liabilities, of CSC-UK (the "UK Sale"). The sale did not include the assumption by Ocwen of all of CSC-UK's liabilities, and therefore, no assurances can be given that claims will not be made against the Company in the future arising out of its former UK operations. Such claims could have a material adverse effect on the Company's financial condition and results of operations. The UK Sale included the acquisition by Ocwen of CSC-UK's whole loan portfolio and loan origination and servicing businesses for a price of (pound)249.6 million, the acquisition by Ocwen Asset of CSC-UK's securitized loan residuals for a price of (pound)33.7 million and the assumption by Ocwen of (pound)7.2 million of CSC-UK's liabilities. The price paid by Ocwen was subject to adjustment to account for the actual balances on the closing date of the loan portfolio and the assumed liabilities. As a result of the sale, the Company received proceeds, at the time of the closing, of $83.8 million, net of closing costs and other fees. During 1998, the Company received an additional $4.5 million from Ocwen related to the loan portfolio adjustment. On February 15, 1999, the Company entered into a settlement agreement (subject to a condition precedent) with Ocwen whereby the Company will receive an additional $3.3 million plus accrued interest in settlement of the assumed liabilities at the date of sale.

CESSATION OF CERTAIN BUSINESSES OF COMPANY

     LOAN ORIGINATIONS AND PURCHASES

     On November 17, 1998, the Company decided to suspend indefinitely all of its loan origination and purchase activities. Previously, the Company originated loans through a network of independent mortgage brokers and purchased loans on a wholesale basis from selected financial institutions and mortgage bankers. The Company offered a wide range of loan products, including fixed and adjustable rate residential mortgage loans for refinancing, educational, home improvement and debt consolidation purposes and fixed and adjustable rate purchase money mortgage loans ("Core Products"). The Company also offered loans to homeowners with little or no equity in their property but who possessed a favorable credit profile and debt-to-income ratio and who often use the proceeds from such loans to repay outstanding indebtedness as well as make home improvements ("Sav*-A-Loans(R)"). Other loans that the Company had offered in the past include jumbo loans, conventional home loans, Title I loans (loans partially insured by the Federal Housing Administration (the "FHA"), an agency of the US Department of Housing and Urban Development ("HUD"), pursuant to the Title I credit and insurance program of the National Housing Act of 1934) and loans on small multi-family and mixed-use properties ("Other Products").

     The following table highlights certain selected information relating to the origination and purchase of loans by the Company during the periods shown.

                         LOAN ORIGINATIONS AND PURCHASES

                                                   YEAR ENDED DECEMBER 31,
                                            ------------------------------------
                                               1998         1997         1996
                                            ----------   ----------   ----------
                                                   (DOLLARS IN THOUSANDS)
Independent Mortgage Brokers:
   Core Products ........................   $  167,826   $  392,330   $  364,168
   Sav*-A-Loan(R)Products ...............      236,502      429,126       97,753
   Other Products .......................        4,336      164,367       86,321
                                            ------------------------------------
Total principal balance .................   $  408,664   $  985,823   $  548,242
   Number of loans ......................        8,031       17,850        9,173
   Average principal balance per loan ...   $     50.9   $     55.2   $     59.8

Correspondent Loan Acquisition
   Program:
   Core Products ........................   $   16,020   $  425,693   $  572,484
   Sav*-A-Loan(R)Products ...............       32,098      239,993       39,565
   Other Products .......................           --        3,523           --
   Bulk purchases (1) ...................           --           --      129,064
                                            ------------------------------------
   Total principal balance ..............   $   48,118   $  669,209   $  741,113
   Number of loans ......................          942       11,752       11,960
   Average principal balance per loan ...   $     51.1   $     56.9   $     62.0

Total Loan Originations and Purchases:
   Core Products ........................   $  183,846   $  818,023   $  936,652
   Sav*-A-Loan(R)Products ...............      268,600      669,119      137,318
   Other Products .......................        4,336      167,890       86,321
   Bulk purchases (1) ...................           --           --      129,064
                                            ------------------------------------
   Principal balance ....................   $  456,782   $1,655,032   $1,289,355
   Number of loans ......................        8,973       29,602       20,863
   Average principal balance per loan ...   $     50.9   $     55.9   $     61.8

----------
(1) Includes a one-time bulk purchase during 1996 of $129.1 million consisting of 2,259 loans with an average principal balance of $57,100.

     Independent Mortgage Brokers. During 1998, 1997 and 1996, $408.7 million (89.5%), $985.8 million (59.6%) and $548.2 million (42.5%), respectively, of the
Company's loan originations and purchases were sourced through the independent mortgage broker network. During 1998, 1997 and 1996, the single highest producing independent mortgage broker accounted for 3.0%, 1.1% and 1.9%, respectively, of the Company's production volume, and the ten highest producing independent mortgage brokers accounted for 9.7%, 5.3% and 7.8%, respectively, of the Company's loan production volume.

     Correspondent Loan Acquisition Program. The Company purchased loans on a flow basis through its Correspondent Loan Acquisition Program which are in the form of complete loan packages originated by loan correspondents. The Correspondent Loan Acquisition Program accounted for $48.1 million (10.5%), $669.2 million (40.4%) and $612.0 million (47.5%) of the Company's total loan origination and purchase volume for 1998, 1997 and 1996, respectively. No single financial institution or other mortgage banker in the Correspondent Loan Acquisition Program accounted for more than 0.9%, 2.8% or 7.4% of the Company's loan originations and purchases during 1998, 1997 or 1996, respectively.

     Geographic Distribution of Loans. Although the Company is licensed or registered in 44 states and the District of Columbia, it has concentrated its business in the eastern seaboard states and the midwest. For 1998,

Maryland contributed 10.1% of the Company's total loan production volume and for 1997 and 1996, New York contributed 14.9% and 17.7% of the Company's total loan production volume.

                  GEOGRAPHIC DISTRIBUTION OF LOAN ORIGINATIONS
                                  AND PURCHASES
                                                YEAR ENDED DECEMBER 31,
                                         -------------------------------------
STATES:                                  1998            1997            1996
-------                                  -----           -----           -----
Maryland .......................         10.1%           10.3%            7.0%
Illinois .......................          9.7             7.1            10.0
Florida ........................          8.7             6.0             2.0
New York .......................          8.3            14.9            17.7
Virginia .......................          6.9             5.6             4.6
Georgia ........................          6.8             6.3             4.9
California .....................          5.1             4.1             2.5
Pennsylvania ...................          4.9             5.7             8.4
North Carolina .................          4.1             3.4             1.9
South Carolina .................          4.0             3.4             3.8
Ohio ...........................          3.9             3.7             1.3
Indiana ........................          3.7             2.6             1.7
New Jersey .....................          2.6             7.5            10.9
Michigan .......................          2.3             4.5             5.8
All others .....................         18.9            14.9            17.5
                                        -----           -----           -----
   Total .......................        100.0%          100.0%          100.0%
                                        =====           =====           =====

     LOAN SALES THROUGH SECURITIZATIONS

     Prior to the fourth quarter of 1997, the Company sold substantially all of its loan production volume through securitizations. During 1998, 1997 and 1996, the Company sold $414.2 million, $1.6 billion and $1.3 billion of loans, representing 90.7%, 98.9%, and 99.1% of total originations and purchases during these periods, respectively. Of these loan sales, during 1997 and 1996, the Company sold $1.1 billion and $993.6 million, respectively, in securitizations.

     In the fourth quarter of 1997, the Company's strategy shifted from emphasizing the sale of its loan production volume through securitizations to the use of whole loan sales. This strategy was due to liquidity constraints, the Company's financial condition and its inability to access the capital markets. Accordingly, the Company did not sell any of its loan production volume through securitizations in 1998.

     In loan sales through securitizations, the Company sold its loans into a trust for a cash purchase price and interests in such trust consisting of interest-only regular interests and the residual interest which were represented by the interest-only and residual certificates. The Company retained no interest in the loans sold into such trust other than its interest as a holder of the interest-only and residual certificates issued by such trust. The cash purchase price was raised through an offering by the trust of pass-through certificates representing regular interests in the trust. Following the securitization, the purchasers of the pass-through certificates received the principal collected and the investor pass-through interest rate on the principal balance, while the Company recognized as current revenue the fair value of the interest-only and residual certificates. An interest-only certificate represents an interest in a trust with fixed terms that unconditionally entitles the holder to receive interest payments that are either fixed or derived from a formula. A residual certificate represents the interest in the trust which has no principal amount and does not unconditionally entitle the holder to receive payments. A holder of the residual certificate is entitled only to the remainder, if any, of the interest cash flow from the mortgage loans sold to the trust after payment of all other interests in such trust and as such bears the greatest degree of risk regarding the performance of such mortgage loans. Securitizations take the form of pass-through certificates which represent undivided beneficial ownership interests in a portfolio consisting of the Company's loans that the

Company has sold to a trust. The servicer of the loan portfolio remits the principal and part of the interest payments on such loans to the trust which in turn passes them to investors in the pass-through certificates. A portion of the Company's securitizations have also included the payment of pre-funded amounts.

     The Company recognized as current revenue the fair value of the interest-only and residual certificates and, in future periods, may adjust the value of such certificates to reflect the Company's estimate of the fair value of such certificates at such time. Fair value is determined based on various economic factors, including loan type, balance, interest rate, date of origination, term and geographic location. The Company also uses other available information such as reports on prepayment rates, collateral value, economic forecasts and historical default and prepayment rates of the portfolio under review, as well as actual valuations resulting from the sale of such certificates. The Company estimates the expected cash flows that it will receive over the life of a portfolio of loans. These expected cash flows constitute the excess of the interest rate payable by the obligors of loans over the interest rate paid on the related securities, less applicable fees and credit losses. The Company discounts the expected cash flows at a discount rate which it believes to be consistent with the required risk-adjusted rate of return to an independent third party purchaser of the interest-only and residual certificates. Realization of the value of these residual interests in cash is subject to the prepayment and loss characteristics of the underlying loans and to the timing and ultimate realization of the stream of cash flows associated with such loans.

     In a securitization, the Company purchased credit enhancements to the senior interest in the related trusts in the form of insurance policies provided by insurance companies. The pooling and servicing agreements that govern the distribution of cash flows from the loans included in the trusts require either
(i) the establishment of a reserve that may be funded with an initial cash deposit by the Company or (ii) the over-collateralization of the trust intended to result in receipts and collections on the loans that exceed the amounts required to be distributed to holders of senior interests. To the extent that borrowers default on the payment of principal or interest on the loans, losses will be paid out of the reserve account or will reduce the over-collateralization to the extent that funds are available and will result in a reduction in the value of the interest-only and residual certificates held by the Company.

     If payment defaults exceed the amount in the reserve account or the amount of over-collateralization, as applicable, the insurance policy maintained by the Company will pay any further losses experienced by holders of the senior interests in the related trust. The delinquency rates on the pool of loans sold in seven of the Company's securitizations have exceeded the permitted limits set forth in the related pooling and servicing agreements. As a result of the exceeded limits, the Company has been required to maintain in the related reserve account all funds that would have otherwise been paid to the Company with respect to the interest-only and residual certificates.

     In securitizations, the Company may be required either to repurchase or to replace loans which do not conform to the representations and warranties made by the Company in the pooling and servicing agreements entered into when the portfolios of loans are sold through a securitization. During 1998, 1997 and 1996, the Company repurchased 132 loans for $3.9 million, 63 loans for $5.4 million, and 73 loans for $4.7 million, respectively, primarily due to first month defaults that remain uncured for 90 days.

CURRENT BUSINESS OF COMPANY

     After the indefinite suspension of all loan origination and purchase activities in November 1998, the Company has been in the business of selling and servicing mortgage loans.

     WHOLE LOAN SALES

     Due to the Company's decision in the fourth quarter of 1997 to emphasize whole loan sales to better manage cash flow, all loans sold during 1998 ($414.2 million) were through whole loan sales. During 1997 and 1996, the Company sold $518.4 million (31.7%) and $283.9 million (22.2%) of its loan production volume in whole loan sales. The Company anticipates that the disposition of substantially all of its $123.3 million at December 31, 1998 in remaining unsold loans will be through whole loan sales. No assurance can be given, however, that the Company will be successful in selling its loans through whole loan sales or otherwise.

     Loans are generally sold in portfolios. Upon the profitable sale of a loan portfolio, the Company receives a "premium," representing a cash payment in excess of the par value of the loans (par value representing the unpaid balance of the loan amount given to the borrower) or in a few instances a "yield differential" whereby the Company receives a portion of the interest paid by the borrower for the life of the loan. Premiums on whole loan sales represented 0.7%, 4.5% and 1.6%, respectively, of the Company's total revenues (excluding net unrealized losses) and 100.0% ($128,024), 9.7% ($8.1 million) and 2.2% ($1.7 million), respectively, of the Company's total gain on sale of loans in 1998, 1997 and 1996. Recently due to deteriorating market conditions, a majority of the Company's loan portfolios have been sold for less than par value.

     The Company sells substantially all of its loan production volume to various institutional purchasers with customary representations and warranties covering loans sold. The Company, therefore, may be required to repurchase loans pursuant to its representations and warranties and may have to return a portion of the premium earned if a loan is prepaid during a limited period of time after sale, usually six months and not greater than one year. The Company typically repurchased a loan if a default occurs within the first month following the date the loan was originated or if the loan documentation is alleged to contain misrepresentations made by the borrower.

     LOAN SERVICING AND COLLECTIONS

     Loan servicing is the collection of payments due under a loan, the monitoring of the loan, the remitting of payments to the holder of the loan, furnishing reports to such holder and the enforcement of such holder's rights, including attempting to recover delinquencies and instituting loan foreclosures.

     In order to maximize the premium earned on the sale of loans through whole loan sales, beginning in the fourth quarter of 1997, the Company changed its prior policy and now releases its servicing rights on substantially all of the loan origination and purchase volume it sells through whole loan sales. The Company retained the servicing rights to none of the $414.2 million in loans it sold during 1998, 75.1% of the $1.6 billion in loans it sold during 1997, and 97.8% of the $1.3 billion in loans it sold during 1996. The Company expects that as a result of its selling loans through whole loan sales with servicing released as well as the indefinite suspension of all loan origination and purchase activities, the size of its managed servicing portfolio will decrease in the future. In addition, the Company is currently evaluating the potential transfer of such servicing and, should such transfer occur, will adjust its staffing accordingly.

     As of December 31, 1998, the Company was servicing 25,179 loans representing an aggregate of $1.2 billion. Revenue generated from loan servicing amounted to 4.4% (excluding $68.8 million of net unrealized losses), 0.9% (excluding $148.0 million of net unrealized losses), and 2.6% of total revenues for 1998, 1997 and 1996, respectively.

     In January 1998, the Company retained Ocwen Federal Bank FSB ("Ocwen FSB"), established in the management and resolution of underperforming loans, as a special loan servicer to sub-service the Company's 90-day-plus delinquent loans. The Company has the right to deliver non-performing loans to Ocwen FSB on an ongoing basis. In 1998, the Company transferred to Ocwen FSB 993 non-performing loans with an aggregate unpaid principal balance of $66.4 million.

     Due to the Company exceeding the delinquency rates permitted under the terms of the pooling and servicing agreements with respect to the Company's 1995-2, 1995-3, 1996-1, 1996-2, 1996-3 and 1996-4 home equity securitizations, during the third quarter of 1998 the Company entered into subservicing agreements with respect to such loans with Fairbanks Capital Corp. ("Fairbanks") and Ocwen FSB. As of December 31, 1998, the outstanding amount of such loans was $550.5 million or 45.7% of the Company's total servicing portfolio and 93.3% of the Company's home equity servicing portfolio. Under the terms of the subservicing agreements, Fairbanks and Ocwen FSB as subservicers retain all rights, including the normal servicing fee and any ancillary income, and obligations of the servicer as provided for under the terms of the applicable securitizations and servicing agreements. The Company expects to enter into a similar subservicing agreement for its 1995-1 home equity securitization which, as of December 31, 1998, had approximately $14.4 million of loans outstanding.

     The following table provides data on delinquency experience, real estate owned ("REO") properties and charge-offs for the Company's serviced portfolio (excluding loan balances under contract servicing agreements).

                                                                               AS OF DECEMBER 31,
                                              -------------------------------------------------------------------------------------
                                                        1998                          1997                          1996
                                              -------------------------     -------------------------     -------------------------
                                                                 % OF                         % OF                          % OF
                                              DOLLARS IN       SERVICED     DOLLARS IN      SERVICED      DOLLARS IN       SERVICED
                                               THOUSANDS      PORTFOLIO      THOUSANDS      PORTFOLIO      THOUSANDS      PORTFOLIO
                                              ----------     ----------     ----------     ----------     ----------     ----------
Serviced portfolio .......................    $1,204,044(1)       100.0%    $2,231,519          100.0%    $1,470,344          100.0%
                                              ==========     ==========     ==========     ==========     ==========     ==========
Delinquencies:
   30-59 days delinquent .................    $   42,706            3.6%    $   65,063            2.9%    $   54,733            3.7%
   60-89 days delinquent .................        17,129            1.4         30,479            1.4         19,733            1.4
   90 days or more delinquent ............        37,683            3.1         27,808            1.3         24,800            1.7
                                              ----------     ----------     ----------     ----------     ----------     ----------
      Total delinquencies ................    $   97,518            8.1%    $  123,350            5.6%    $   99,266            6.8%
                                              ==========     ==========     ==========     ==========     ==========     ==========
Defaults:
   Bankruptcies ..........................    $   35,076            2.9%    $   25,131            1.1%    $    4,269            0.3%
   Foreclosures ..........................        81,152            6.7        100,901            4.5         27,689            1.9
                                              ----------     ----------     ----------     ----------     ----------     ----------
      Total defaults .....................    $  116,228            9.6%    $  126,032            5.6%    $   31,958            2.2%
                                              ==========     ==========     ==========     ==========     ==========     ==========
REO property .............................    $   21,830            1.8%    $    8,549            0.4%    $    1,328            0.1%
                                              ==========     ==========     ==========     ==========     ==========     ==========
Charge-offs ..............................    $   32,344            2.7%    $    4,734            0.2%    $       36           --
                                              ==========     ==========     ==========     ==========     ==========     ==========


(1) Includes the subservicing of the Company's 1995-2, 1995-3, 1996-1, 1996-2, 1996-3 and 1996-4 home equity securitizations totaling $550.5 million.

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

BUSINESS STRATEGY

     If the Amended Plan is confirmed by the Bankruptcy Court, it is expected that the reorganized company will reenter the mortgage loan origination business at some time in the future, based on prevailing industry conditions and the general business climate. The Company presently intends to seek confirmation of and to consummate the Amended Plan on or before May 31, 1999. There can be no assurance: (i) as to when, if ever, the Company's loan origination and purchase activities will resume; (ii) that the terms of the Company's plan of reorganization will not change; (iii) that the Bankruptcy Court will confirm such plan within the anticipated timeframe, if at all; or (iv) that such plan will be consummated (even if it is confirmed).

COMPETITION

     Should the Company reenter the mortgage origination business at some time in the future, as a consumer finance company, the Company would face intense competition. The Company's bankruptcy petitions have caused the Company to be competitively disadvantaged. Traditional competitors in the financial services business include other mortgage banking companies, commercial banks, credit unions, thrift institutions, credit card issuers and finance companies. Many of these competitors in the consumer finance business are substantially larger and have considerably greater financial, technical and marketing resources than the Company will have if the Amended Plan is confirmed. Furthermore, certain large national finance companies and conforming mortgage originators adapted their conforming origination programs and allocate resources to the origination of non-conforming loans. In addition, certain of these larger mortgage companies and commercial banks also offer products similar to those that had been offered by the Company, targeting customers similar to those of the Company. Competition can take many forms including convenience in obtaining a loan, customer service, marketing and distribution channels, amount and term of the loan, and interest rates.

REGULATION

     The Company's business is subject to extensive regulation, supervision and licensing by federal, state and local governmental authorities and is subject to various laws and judicial and administrative decisions imposing requirements and restrictions on part or all of its operations. The Company's lending activities are subject to the Federal Truth-in-Lending Act and Regulation Z (including the Home Ownership and Equity Protection Act of 1994), the Federal Equal Credit Opportunity Act and Regulation B, as amended ("ECOA"), the Fair Credit Reporting Act of 1970, as amended, the Federal Real Estate Settlement Procedures Act ("RESPA"), and Regulation X, the Home Mortgage Disclosure Act, the Federal Debt Collection Practices Act and the National Housing Act of 1934, as well as other federal and state statutes and regulations affecting the Company's activities. The Company is also subject to the rules and regulations of, and examinations by, HUD and state regulatory authorities with respect to originating, processing, underwriting, selling, securitizing and servicing loans. These rules and regulations, among other things, impose licensing obligations on the Company, establish eligibility criteria for mortgage loans, prohibit discrimination, provide for inspections and appraisals of properties, require credit reports on loan applicants, regulate assessment, collection, foreclosure and claims handling, investment and interest payments on escrow balances and payment features, mandate certain disclosures and notices to borrowers and, in some cases, fix maximum interest rates, fees and mortgage loan amounts. Failure to comply with these requirements can lead to loss of approved status, termination or suspension of servicing contracts without compensation to the servicer, demands for indemnifications or mortgage loan repurchases, certain rights of rescission for mortgage loans, class action lawsuits and administrative enforcement actions.

     The Company believes that it is in compliance in all material respects with applicable federal and state laws and regulations.

ENVIRONMENTAL MATTERS

     To date, the Company has not been required to perform any investigation or cleanup activities, nor has it been subject to any environmental claims. There can be no assurance, however, that this will remain the case in the future.

     In the course of its business, the Company has acquired, and may acquire in the future, properties securing loans which are in default. Although the Company primarily lends to owners of residential properties, there is a risk that the Company could be required to investigate and clean up hazardous or toxic substances or chemical releases at such properties after acquisition by the Company, and may be held liable to a governmental entity or to third parties for property damage, personal injury and investigation and cleanup costs incurred by such parties in connection with the contamination. In addition, the owner or former owners of a contaminated site may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from such property. On all loan applications where the Company believed there may have existed, or an appraisal may have indicated, a possible environmental problem, the Company had required a Phase I Environmental Report.

EMPLOYEES

     As a result of the Company's reorganization efforts, the decision in the fourth quarter of 1998 to suspend indefinitely all of its loan originations and purchase activities and employee attrition, the Company's workforce has been reduced from 837 employees at December 31, 1997 to 70 employees as of December 31, 1998, all of whom were full-time employees. Of the Company's employees at December 31, 1998, 11.4% were in management, 48.6% were in administrative support and 40.0% were in servicing. None of the Company's employees is covered by a collective bargaining agreement. As of March 22, 1999, the Company's workforce was reduced to 54 employees. The Company considers its relations with its employees to be satisfactory.

     As a result of the difficult environment the Company has recently been operating in, the Company is experiencing an increase in the rate of attrition of its employees and an inability to attract, hire and retain qualified replacement employees. Further attrition or inability to hire employees may exacerbate the Company's difficult position which could have a material adverse effect on the Company's results of operations and financial condition. No assurance can be given that such attrition or inability to hire employees will not occur.

ITEM 2. PROPERTIES

     The Company's executive and administrative offices are located at 565 Taxter Road in Elmsford, New York, where the Company leases approximately 7,800 square feet of office space at an annual aggregate rent of approximately $137,000. The lease expires on December 31, 1999. The Company's servicing operations are located at 8 Skyline Drive, Hawthorne, New York, where the Company leases an additional 5,710 square feet of office space at an annual aggregate rent of approximately $103,000. This lease expires on June 30, 1999. The Company has rejected or intends to reject all other material property leases as part of its filings under the Bankruptcy Code.

ITEM 3. LEGAL PROCEEDINGS

     In the normal course of business, aside from the matters discussed below, the Company is subject to various legal proceedings and claims, the resolution of which, in management's opinion, will not have a material adverse effect on the consolidated financial position or the results of operations of the Company.

     Ceasar Action. On or about September 29, 1997, a putative class action lawsuit (the "Ceasar Action") was filed against the Company and two of its officers and directors in the United States District Court for the Eastern District of New York (the "Eastern District") on behalf of all purchasers of the Company's Common Stock during the period from April 1, 1997 through August 15, 1997. Between approximately October 14, 1997 and December 3, 1997, nine additional class action complaints were filed against the same defendants, as well as certain additional Company officers and directors. Four of these additional complaints were filed in the Eastern District and five were filed in the United States District Court for the Southern District of New York (the "Southern District"). On or about October 28, 1997, the plaintiff in the Ceasar Action filed an amended complaint naming three additional officers and directors as defendants. The amended complaint in the Ceasar Action also extended the proposed class period from November 4, 1996 through October 22, 1997. The longest proposed class period of any of the complaints is from April 1, 1996 through October 22, 1997. On or about February 2, 1998, an additional lawsuit brought on behalf of two individual investors, rather than on behalf of a putative class of investors, was filed against the Company and certain of its officers and directors in federal court in New Jersey (the "New Jersey Action").

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

     In December 1997, the Eastern District plaintiffs filed a motion for appointment of lead plaintiffs and approval of co-lead counsel. On September 23, 1998, the court granted this motion. On March 25, 1998, the Company and its defendant officers and directors filed a motion with the federal Judicial Panel for Multidistrict Litigation ("JPML"), seeking consolidation of all current and future securities actions, including the New Jersey Action, for pre-trial purposes before Judge Sterling Johnson in the Eastern District. On June 12, 1998, the JPML granted this motion.

     Simpson Action. In February 1998, a putative class action lawsuit (the "Simpson Action") was filed against the Company in the U.S. District Court for the Northern District of Mississippi (Greenville Division). The Simpson Action is a class action brought under the anti-kickback provisions of Section 8 of RESPA. The complaint alleges that, on November 19, 1997, plaintiff Laverne Simpson, through the services of Few Mortgage Group ("Few"), a mortgage broker, obtained refinancing for the mortgage on her residence in Greenville, Mississippi. Few secured financing for plaintiff through the Company. In connection with the financing, the Company is alleged to have paid a premium to Few in the amount of $1,280.00. Plaintiff claims that the payment was a referral fee and duplicative payment prohibited under Section 8 of RESPA. Plaintiff is seeking compensatory damages for the amounts "by which the interest rates and points charges were inflated." Plaintiff also claims to represent a class consisting of all other persons similarly situated, that is, persons (i) who secured mortgage financing from the Company through mortgage brokers from an unspecified period to date (claims under Section 8 of RESPA are governed by a one year statute of limitations) and (ii) whose mortgage brokers received a fee from the Company. Plaintiff is seeking to recover compensatory damages, on behalf of the putative class, which is alleged to be "numerous," for the amounts that "the interest rates and points charges were inflated" in connection with each class member's mortgage loan transaction. The Company answered the complaint and plaintiff has not yet moved for class certification. To date, there has not been a ruling on the merits of either plaintiff's individual claim or the claims of the putative class.

     Other Matters. In April 1998, the Company was named as a defendant in an Amended Complaint filed against 59 separate defendants in the Circuit Court for Baltimore City entitled Peaks v. A Home of Your Own, Inc. et al. This action is styled as a class action and alleges various causes of action (including Conspiracy to Defraud, Fraud, Violation of Maryland Consumer Protection Act and Unfair Trade Practices, Negligent Misrepresentation, and Negligence) against multiple parties relating to 89 allegedly fraudulent mortgages made on residential real estate in Baltimore, Maryland. The Company is alleged to have purchased at least eight of the loans (and may have purchased 15 of the loans) at issue in the Complaint. The Company has not yet been involved in any discovery and has yet to file its response. In August 1998, the plaintiff filed an amended complaint in which the class action allegations were dropped and instead the complaint was joined by 80 individual plaintiffs. The Company believes that eight of these plaintiffs may have claims that involve loans acquired by the Company. The Company has continued to monitor the proceedings and has participated informally in certain settlement discussion, but, as a result of the Company's chapter 11 proceedings, has not been required to file a response and has not been required to participate formally in any discovery.

     In September 1998, Elliott Associates, L.P. and Westgate International, L.P. filed a lawsuit against the Company and certain of its officers and directors in the the Southern District. In the complaint, plaintiffs describe the lawsuit as "an action for securities fraud and breach of contract arising out of the private placement, in September 1997, of the Series B Preferred Stock of Cityscape." Plaintiffs allege violations of Section 10(b) of the Exchange Act (Count I); Section 20(a) of the Exchange Act (Count II); and two breach of contract claims against the Company (Counts III and IV). Plaintiffs allege to have purchased a total of $20 million of such preferred stock. Plaintiffs seek unspecified damages, including pre-judgement interest, attorneys' fees, other expenses and court costs. The Company and its defendant officers and directors have moved to dismiss this action.

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

     In January 1998, the Company commenced a breach of contract action in the Southern District against Walsh Securities, Inc. ("Walsh"). The action alleges that Walsh breached certain obligations that it owed to the Company under an agreement whereby Walsh sold mortgage loans to the Company. The Company claims damages totaling in excess of $11.9 million. In March 1998, Walsh filed a motion to dismiss, or, alternatively, for summary judgment. In May 1998, the Company served papers that opposed Walsh's motion and moved for summary judgment on certain of the loans. In December 1998, Judge Stein of the Southern District denied Walsh's motion to dismiss, or, alternatively, for summary judgment with respect to all but 69 of the loans at issue in the litigation. With respect to those 69 loans, Judge Stein granted Walsh's motion and dismissed the loans from the litigation. At that time, Judge Stein also denied the Company's motion for summary judgment. On February 1, 1999, Judge Stein denied the Company's motion for reconsideration of that part of his December 1998 order which granted Walsh's motion to dismiss with respect to 69 of the loans at issue. The case has currently entered a pre-trial discovery phase.

     In April 1998, the Company filed an action in the US District Court for the District of Maryland against multiple parties entitled Cityscape Corp. vs. Global Mortgage Company, et al. The Company is in the process of serving the complaint on the defendants. To date, the Company has yet to receive any responsive pleadings. The complaint seeks damages of $4.0 million stemming from a series of 145 allegedly fraudulent residential mortgages which the Company previously acquired. The Company has previously reserved for losses against such loans.

     Regulatory Matters. In April and June 1996, CSC-UK acquired J&J Securities Limited (the "J&J Acquisition") and Greyfriars Group Limited (formerly known as Heritable Finance Limited) (the "Greyfriars Acquisition"), respectively. In October 1996, the Company received a request from the staff of the Securities and Exchange Commission (the "Commission") for additional information concerning the Company's voluntary restatement of its financial statements for the quarter ended June 30, 1996. The Company initially valued the mortgage loans in the J&J Acquisition and the Greyfriars Acquisition at the respective fair values which were estimated to approximate par (or historical book value). Upon the subsequent sale of the mortgage portfolios, the Company recognized the fair value of the mortgage servicing receivables retained and recorded a corresponding gain for the fair value of such mortgage servicing receivables. Upon subsequent review, the Company determined that the fair value of such mortgage servicing rights should have been included as part of the fair value of the mortgage loans acquired as a result of such acquisitions. The effect of this accounting change resulted in a reduction in reported earnings of $26.5 million. Additionally, as a result of this accounting change, the goodwill initially recorded in connection with such acquisitions was reduced resulting in a reduction of goodwill amortization of approximately $496,000 from the previously reported figure for the second quarter. On November 19, 1996, the Company announced that it had determined that certain additional adjustments relating to the J&J Acquisition and the Greyfriars Acquisition should be made to the financial statements for the quarter ended June 30, 1996. These adjustments reflect a change in the accounting treatment with respect to restructuring charges and deferred taxes recorded as a result of such acquisitions. This caused an increase in the amount of goodwill recorded which resulted in an increase of amortization expense as previously reported in the second quarter of 1996 of $170,692. The staff of the Commission has requested additional information from the Company in connection with the accounting related to the J&J Acquisition and the Greyfriars Acquisition. The Company is supplying such requested information. In mid-October 1997, the Commission authorized its staff to conduct a formal investigation which, to date, has continued to focus on the issues surrounding the restatement of the financial statements for the quarter ended June 30, 1996. The Company is continuing to cooperate fully in this matter.

     As a result of the Company's negative operating results, the Company received inquiries from the New York State Department of Banking regarding the Company's qualifications to continue to hold a mortgage banking license. In connection with such inquiries, the Company was fined $50,000 in 1998 and agreed to provide the banking department with specified operating information on a timely basis and to certain restrictions on its business. Although the Company believes it complies with its licensing requirements, no assurance can be given that additional inquiries by the banking department or similar regulatory bodies will not have an adverse effect on the licenses that the Company holds which in turn could have a negative effect on the Company's results of operations and financial condition.

     UK Sale Agreement. On September 4, 1998, CSC-UK commenced proceedings in the High Court of Justice, London against Ocwen for the payment of certain sums due under the UK Sale Agreement (the "Proceedings"). Although Ocwen initially informed CSC-UK that it would defend the Proceedings, Ocwen then satisfied CSC-UK's claim by paying CSC-UK (pound)1.7 million ($2.8 million) on November 24, 1998. Prior to CSC-UK initiating the Proceedings, Ocwen informed CSC-UK that it would defend the (then proposed) Proceedings on the basis that any sums owed by Ocwen to CSC-UK, should be set off or extinguished against a sum which Ocwen claimed was due or, alternatively, was recoverable by it from CSC-UK on the grounds of CSC-UK's breach of warranty or misrepresentation with respect to matters concerning loans of Greyfriars (the "Alleged Loan Liabilities"). With respect to the Alleged Loan Liabilities, Ocwen claimed that CSC-UK had excessively charged borrowers, failed to notify borrowers of interest rate rises and failed to advise borrowers of increased repayments. Ocwen claimed that these liabilities totaled approximately (pound)13.0 million ($21.2 million). Additionally, pursuant to the UK Sale Agreement, Ocwen held back a sum of (pound)3.5 million ($5.7 million) with respect to the purchase price, pending the determination of certain other figures under the UK Sale Agreement (the "Holdback"), which sum was paid into a Holdback account at the time of the UK Sale Agreement.

     On February 15, 1999, the Company, Ocwen and certain of their subsidiaries entered into a settlement agreement, in full and final settlement of all causes of action, claims, demands, liabilities, damages, costs, charges and expenses that the Company, CSC-UK and Ocwen and their respective subsidiaries may have against each other. Such claims include Ocwen's alleged claim against the Company and/or CSC-UK with respect to the Alleged Loan Liabilities. Under the settlement agreement, CSC-UK will be paid (pound)2.0 million ($3.3 million) plus interest from the Holdback account, and Ocwen will be paid the remaining (pound)1.5 million ($2.4 million) plus interest from the Holdback account. The above settlement is contemplated in the Company's recorded investment in discontinued operations at December 31, 1998.

     The approval of the Bankruptcy Court is a condition to the effectiveness of the settlement agreement. The Company will apply for the Bankruptcy Court's approval subject to Ocwen's agreement to the Company's request to substitute itself for the Company or its subsidiaries where appropriate, as the party to related legal proceedings with borrowers. It is contemplated that this issue will be resolved shortly.

     Chapter 11 Proceedings. On October 6, 1998, the Company and CSC filed the Petitions in the Bankruptcy Court. See "Chapter 11 Proceedings".

     In addition, the Company is party to various legal proceedings arising out of the ordinary course of its business. Management believes that none of these ordinary course actions, individually or in the aggregate, will have a material adverse affect on the results of operations or financial condition of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Effective with the opening of business on May 6, 1998, the Company's Common Stock began to trade on the National Quotation Bureau, Inc. OTC Bulletin Board (the "Pink Sheets"). From January 29, 1998 through May 1, 1998, the Company's Common Stock traded on the Nasdaq SmallCap Market under the symbol "CTYSC." Previously, the Company's Common Stock traded on the Nasdaq National Market under the symbol "CTYS." Currently, the Company's Common Stock is traded under the symbol "CYYSQ."

     The following table sets forth the range of high and low bid prices per share for the Common Stock for the periods indicated as reported by Nasdaq through May 1, 1998 and the range of high and low bid prices per share for the Common Stock for the periods indicated as reported in the Pink Sheets from May 6, 1998 (reflecting inter-dealer prices, without retail mark-up, mark-down or commission which may not represent actual transactions).

                                                          HIGH       LOW
                                                        -------    -------
     Year ended December 31, 1997:
       First quarter ................................   $ 31.50    $ 17.50
       Second quarter ...............................     20.00      11.50
       Third quarter ................................     19.00       8.63
       Fourth quarter ...............................     10.44       0.25
     Year ended December 31, 1998:
       First quarter ................................      0.97       0.50
       Second quarter (through May 1, 1998) .........      0.72       0.41
       Second quarter (from May 6, 1998) ............      0.34       0.03
       Third quarter ................................      0.17       0.02
       Fourth quarter ...............................      0.02       0.01

     As of March 22, 1999, there were 607 stockholders of record of the Company's Common Stock.

     The Company has never paid any cash dividends on its Common Stock and does not anticipate paying cash dividends in the foreseeable future. In addition, certain agreements to which the Company is a party restrict the Company's ability to pay dividends on common equity. The payment of dividends to the Company by its subsidiaries is and will continue to be restricted by or subject to, among other limitations, applicable provisions of laws of national and state governments, contractual provisions, the earnings of such subsidiaries and various business considerations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations".

ITEM 6. SELECTED FINANCIAL DATA

     The selected consolidated financial data set forth below as of December 31, 1998, 1997, 1996, 1995 and 1994 and for the years then ended have been derived from the consolidated financial statements of the Company, of which the balance sheet data at December 31, 1998 and 1997 and the operating results data for the years ended December 31, 1998, 1997 and 1996 have been derived from audited consolidated financial statements and notes thereto included in this Report. The Company's consolidated financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and the liquidation of liabilities and commitments in the normal course of business. The Petitions (see Note 2 to the Consolidated Financial Statements), related circumstances, significant losses form operations and a net capital deficiency at December 31, 1998 raise substantial doubt about the Company's ability to continue as a going concern. Because of the significance of the uncertainty of the Company to continue as a going concern, the independent auditors' report, included herein, does not express an opinion on the 1998 and 1997 financial statements. The following data should be read in conjunction with the Consolidated Financial Statements of the Company and Notes thereto and with "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this Report.

                                                                                   YEAR ENDED DECEMBER 31,
                                                           ------------------------------------------------------------------------
                                                              1998            1997            1996           1995          1994(1)
                                                           ---------       ---------       ---------      ---------       ---------
                                                                           (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
  Revenues:
    Gain on sale of loans ............................     $     128       $  83,365       $  76,820      $  26,305       $   5,691
     Net unrealized loss on valuation of
       residuals .....................................       (68,847)       (148,004)             --             --              --
    Mortgage origination income ......................         2,238           4,849           2,812          2,751           2,551
    Interest .........................................        14,363          73,520          24,535          6,110           1,900
    Other ............................................         1,454          20,302           3,681          1,306           1,032
                                                           ---------       ---------       ---------      ---------       ---------
         Total revenues ..............................       (50,664)         34,032         107,848         36,472          11,174
  Costs and expenses:
    Salaries and employee benefits ...................        28,744          41,089          26,288         10,861           4,280
    Other costs and expenses .........................       109,425         129,526          38,360         11,080           5,041
                                                           ---------       ---------       ---------      ---------       ---------
         Total costs and expenses ....................       138,169         170,615          64,648         21,941           9,321
  (Loss) earnings from continuing
    operations before extraordinary
    item, income taxes and
    reorganization items .............................      (188,833)       (136,583)         43,200         14,531           1,853
  Reorganization items ...............................        31,879              --              --             --              --
                                                           ---------       ---------       ---------      ---------       ---------
  (Loss) earnings from continuing
     operations before extraordinary item
     and income taxes ................................      (220,712)       (136,583)         43,200         14,531           1,853
  Income taxes (benefit) provision(2) ................            38         (18,077)         19,325          6,410           1,450
                                                           ---------       ---------       ---------      ---------       ---------
  (Loss) earnings from continuing
     operations before extraordinary item ............      (220,750)       (118,506)         23,875          8,121             403
  Discontinued operations:
  (Loss) earnings from discontinued
     operations, net of income tax
     (benefit) provision, net of
     extraordinary item, net of tax ..................            --        (245,906)         26,806          3,750              --
   Loss on disposal of discontinued
      operations .....................................            --         (49,940)             --             --              --
                                                           ---------       ---------       ---------      ---------       ---------
  (Loss) earnings before extraordinary
    item .............................................      (220,750)       (414,352)         50,681         11,871             403
  Extraordinary item (3) .............................            --              --              --           (296)             --
                                                           ---------       ---------       ---------      ---------       ---------
  Net (loss) earnings ................................      (220,750)       (414,352)         50,681         11,575             403
  Preferred stock dividends paid in
    common stock .....................................            --             905              --             --              --
  Preferred stock - increase in
    liquidation preference ...........................         6,278             917              --             --              --
  Preferred stock - default payments .................        14,049
  Preferred stock - beneficial discount ..............            --           2,725              --             --              --
                                                           ---------       ---------       ---------      ---------       ---------
  Net (loss) earnings applicable to
    common stock .....................................     $(241,077)      $(418,899)      $  50,681      $  11,575       $     403
                                                           =========       =========       =========      =========       =========

  Earnings (loss)  per
    common share (4):
  Basic:
    Continuing operations before
      extraordinary item .............................     $   (4.11)      $   (3.70)      $    0.81      $    0.38       $    0.02
    Discontinued operations ..........................            --           (7.40)           0.91           0.18              --
    Disposal of discontinued operations ..............            --           (1.50)             --             --              --
    Extraordinary item ...............................            --              --              --          (0.02)             --
                                                           ---------       ---------       ---------      ---------       ---------
    Net (loss) earnings ..............................     $   (4.11)      $  (12.60)      $    1.72      $    0.54       $    0.02
                                                           =========       =========       =========      =========       =========

  Diluted (5):
    Continuing operations before
      extraordinary item .............................     $   (4.11)      $   (3.70)      $    0.78      $    0.34       $    0.02
    Discontinued operations ..........................            --           (7.40)           0.88           0.16              --
    Disposal of discontinued operations ..............            --           (1.50)             --             --              --
    Extraordinary item ...............................            --              --              --          (0.01)             --
                                                           ---------       ---------       ---------      ---------       ---------
    Net (loss) earnings ..............................     $   (4.11)      $  (12.60)      $    1.66      $    0.49       $    0.02
                                                           =========       =========       =========      =========       =========

  Weighted average number of
Common shares:
    Basic ............................................        58,662          33,244          29,405         21,244          20,042
                                                           =========       =========       =========      =========       =========
    Diluted ..........................................        58,662          33,244          30,538         23,839          20,561
                                                           =========       =========       =========      =========       =========


                                                                                       DECEMBER 31,
                                                           ------------------------------------------------------------------------
                                                              1998            1997            1996           1995          1994(1)
                                                           ---------       ---------       ---------      ---------       ---------
                                                                                (DOLLARS IN THOUSANDS)
BALANCE SHEET DATA:
  Total assets .......................................     $ 209,338       $ 394,002       $ 663,841      $ 135,946       $  21,816
  Mortgage servicing receivables, net ................            --           4,969          40,068          3,436              --
  Trading securities(6) ..............................        33,661         126,476         103,200         15,571              --
  Mortgage loans held for sale, net ..................       123,346          93,290          88,127         73,852          16,681
  Investment in discontinued operations,
    net ..............................................        13,008          84,232         212,590         26,832              --
  Total debt(7) ......................................       105,969         507,099         335,479         72,942          16,100
  Liabilities subject to compromise ..................       477,424              --              --             --              --
  Total liabilities ..................................       606,913         570,827         525,009         78,849          18,030
  Total stockholders' equity (deficit) ...............      (397,575)       (176,825)        138,832         57,099           3,177


                                                                               YEAR ENDED DECEMBER 31,
                                                           ------------------------------------------------------------------------
                                                              1998            1997            1996           1995          1994(1)
                                                           ---------       ---------       ---------      ---------       ---------
                                                                               (DOLLARS IN THOUSANDS)
OPERATING STATISTICS:
Loan originations and purchases:
 Core Products .......................................     $ 183,846       $ 818,023       $1,065,716     $ 417,864       $ 154,410
   Sav*-A-Loan(R)Products ............................       268,600         669,119         137,318             --              --
   Other Products ....................................         4,336         167,890          86,321             --              --
                                                           ---------       ---------       ---------      ---------       ---------
      Total ..........................................     $ 456,782       $1,655,032      $1,289,355     $ 417,864       $ 154,410

Average principal balance per loan
   originated and purchased ..........................     $      51       $      56       $      62      $      70       $      77

Weighted average initial
   Loan-to-value ratio (8) ...........................          78.4%           73.6%           72.5%          66.4%           59.7%

Loan sales ...........................................     $ 414,167       $1,637,387      $1,270,897     $ 358,997       $ 138,041

Loans serviced (9) ...................................     $1,214,555      $2,590,479      $1,519,395     $ 386,720       $  56,340

Loans 30+ days past due as a
  percentage of serviced portfolio ...................          17.7%           11.2%            8.9%           3.9%            3.4%

Charge-offs ..........................................     $  32,344       $   4,734       $     167      $      52              --

----------
(1) Gives effect to the Company's purchase of the capital stock of CSC as if such purchase occurred on January 1, 1994. On April 27, 1994, the Company acquired all of the capital stock of CSC in an acquisition in which the shareholders of CSC acquired beneficial ownership of approximately 92% of the Company's Common Stock. The CSC Acquisition was accounted for as a reverse acquisition for financial reporting purposes with CSC being deemed to have acquired a 100% interest in the Company as of the date of the acquisition. From the date of its formation in 1988 through the date of the CSC Acquisition, the Company's activities were limited to
     (i) the sale of initial shares in connection with its organization, (ii) a registered public offering of securities and (iii) the pursuit of a combination, by merger or acquisition. The Company presently has no business operations other than those incidental to its ownership of all the capital stock of CSC.

(2) Includes a one-time charge of $680,000 related to the change in tax status in 1994 from an "S" corporation to a "C" corporation.

(3) Represents a loss, net of taxes, related to the early extinguishment of subordinated debentures in December 1995.

(4) Earnings per share figures for the effected periods reflect the 100% stock dividends paid in September 1995 and July 1996.

(5) For the years ended December 31, 1998 and 1997, the incremental shares from assumed conversions are not included in computing the diluted per share amounts because the effect would be antidilutive since an increase in the number of shares would reduce the amount of loss per share. Therefore, basic and diluted earnings per share figures are of equal amount.

(6) Represents the interest-only and residual mortgage certificates that the Company received upon loan sales through securitizations.

(7) Includes short-term borrowings due under warehouse facilities. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

(8)  Excludes the Company's Sav*-A-Loan(R) Products and Other Products.

(9) Includes contract servicing operations by the Company. See "Item 1-- Current Business of Company-- Loan Servicing and Collections."


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Consolidated Financial Statements of the Company and accompanying notes for the years ended December 31, 1998, 1997 and 1996. The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements which involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors including, but not limited to, the confirmation of the Amended Plan, the ability to access loan warehouse or purchase facilities in amounts, if at all, necessary to fund the Company's possible future loan production, the successful sale of loans in the whole loan sales market, legal proceedings and other matters, adverse economic conditions, competition and other risks detailed from time to time in the Company's Securities and Exchange Commission reports. The Company undertakes no obligation to release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of anticipated or unanticipated events.

GENERAL

     The Company is a consumer finance company which, through its wholly-owned subsidiary, CSC, is in the business of selling and servicing mortgage loans secured primarily by one- to four-family residences. CSC is licensed or registered to do business in 44 states and the District of Columbia. Until the Company indefinitely suspended such business in November 1998, the Company also had been in the business of originating and purchasing such mortgage loans. The majority of the Company's loans were made to owners of single family residences who use the loan proceeds for such purposes as debt consolidation and financing of home improvements and educational expenditures, among others. The Company is currently operating under the protection of the Bankruptcy Code. No assurance can be given that the Company will emerge from bankruptcy or that its loan origination or purchase activities will resume.

CHAPTER 11 PROCEEDINGS

     The Company determined during 1998 that the best alternative for recapitalizing the Company over the long-term and maximizing the recovery of creditors and senior equity holders of the Company was through a prepackaged plan of reorganization for the Company and CSC, pursuant to the Bankruptcy Code. On October 6, 1998, the Company and CSC filed the Petitions in the Bankruptcy Court. See "Item 1 - Chapter 11 Proceedings."

     The Company and CSC are currently operating their business as debtors-in-possession. In October 1998, the Bankruptcy Court entered final orders approving debtor-in-possession financing arrangements (see " - Liquidity and Capital Resources"). Under the Bankruptcy Code, the Company and CSC may elect to assume or reject real estate leases and other prepetition executory contracts, subject to Bankruptcy Court approval. Upon rejection, under Section 502 of the Bankruptcy Code, a lessor's claim for damages resulting from the rejection of a real property lease is limited to the rent to be received under such lease, without acceleration, for the greater of one year, or 15%, not to exceed three years, of the remaining term of the lease following the earlier of the date of the petitions or the date on which the property is returned to the landlord. On December 23, 1998, the Bankruptcy Court granted an order approving the rejection of certain executory contracts and real estate leases. The Company and CSC are continuing to review their remaining leases and executory contracts to determine which, if any additional leases and contracts, should be rejected.

     Liabilities subject to compromise as of December 31, 1998, pursuant to the Plan are summarized as follows:

     12 3/4% Senior Notes ...............................      $300,000,000
     6% Convertible Subordinated Debentures .............       129,620,000
     Accrued interest related to Senior Notes
       And Convertible Debentures .......................        39,771,220
     Accounts payable ...................................         8,033,138
                                                               ------------
     Total ..............................................      $477,424,358
                                                               ============

     Other potential consequences of reorganization under chapter 11 that have not been recorded, including the effect of the determination as to the disposition of executory contracts and leases as to which a final determination by the Bankruptcy Court as to rejection, had not yet been made. Pursuant to an order of the Bankruptcy Court signed in October 1998, prepetition amounts owed to trade creditors may be paid in the ordinary course of business.

     On November 17, 1998, the Company decided to suspend indefinitely all of its loan origination and purchase activities. The Company notified its brokers that it had ceased funding mortgage loans, other than loans that were in its origination pipeline for which it had issued commitments. The Company's decision was based upon its determination, following discussions with potential lenders regarding post-reorganization loan warehouse financing, that adequate sources of such financing were not available. With no adequate sources of such financing, the Company determined that it was unable to continue to originate and purchase mortgage loans. On or about December 18, 1998, the Company funded the last of the mortgage loans for which it had issued commitments as of November 17, 1998.

     The Amended Plan provides for substantive consolidation of the assets of the Company and CSC and for distributions to creditors. Estimated recoveries are based upon (i) principal and accrued and unpaid interest as of the chapter 11 petition date and (ii) an estimated, aggregate amount of allowed general unsecured claims of $10.0 million.

     In summary, the Amended Plan, if confirmed by the Bankruptcy Court, would provide that: (i) administrative claims, priority tax claims, bank claims, other secured claims and priority claims will be paid in full; (ii) holders of Notes would receive in exchange for all of their claims, in the aggregate 92.48% of the new common stock of the reorganized company (or 97.91% if the holders of the Convertible Debentures vote to reject the plan); (iii) holders of the Convertible Debentures would receive in exchange for all their claims, in the aggregate, 5.43% of the new common stock of the reorganized company (or 0% if the holders of the Convertible Debentures vote to reject the plan); (iv) holders of general unsecured claims would receive 2.09% of the new common stock of the reorganized company; and (v) existing Common Stock, Preferred Stock and warrants of the Company would be extinguished and holders thereof would receive no distributions under the Amended Plan.The Company presently intends to seek confirmation of and to consummate the Amended Plan on or before May 31, 1999. There can be no assurance: (i) as to when, if ever, the Company's loan origination and purchase activities will resume; (ii) that the terms of the Company's plan of reorganization will not change; (iii) that the Bankruptcy Court will confirm such plan within the anticipated timeframe, if at all; or (iv) that such plan will consummated (even if it is confirmed). This summary of the Amended Plan is qualified in its entirety by reference to the Disclosure Statement dated March 26, 1999, filed as Exhibit
99.2 hereto, and to the Amended Plan which is an exhibit thereto.

DOWNSIZING OF OPERATIONS

     US OPERATIONS

     During 1998, the Company significantly downsized its operations due to negative operating results, liquidity constraints and, as discussed above, the reorganization proceedings and indefinite suspension of its loan origination and purchase activities.

     In the US, the Company closed its branch operations in Georgia, Illinois, Virginia, California and New York and significantly reduced its number of employees, including servicing and corporate employees. In connection with its downsizing, the Company recorded a restructuring charge of $3.2 million in the first quarter of 1998. Of this amount, $1.1 million represented severance payments made to 142 former employees and $2.1 million represented costs incurred in connection with lease obligations and write-off of assets no longer in service. During the fourth quarter of 1998, the Company recorded reorganization items of $31.9 million. Of this amount, $3.9 million represents severance payments to 335 former employees, $5.3 million represents costs incurred in connection with lease obligations and write-offs of assets no longer in service, $10.7 million represents professional fees and other miscellaneous items related to the reorganization and $12.0 million represents the write-off of the deferred debt issuance costs related to the Notes and Convertible Debentures.

     UK OPERATIONS

     As a result of liquidity constraints, the Company adopted a plan in March 1998 to sell the assets of CSC-UK. In April 1998, pursuant to the UK Sale Agreement, the Company completed the UK Sale. As a result of the sale, the Company received proceeds, at the time of closing, of $83.8 million, net of closing costs and other fees. See "Item 1 - Downsizing of Operations - UK Operations."

     Accordingly, the operating results of CSC-UK and its subsidiaries have been segregated from continuing operations and reported as a separate line item on the Company's financial statements. In addition, net assets of CSC-UK have been reclassified on the Company's financial statements as investment in discontinued operations. The Company has restated its 1996 financial statements to present operating results of CSC-UK as a discontinued operation.

     As of December 31, 1998, the Company's net investment in discontinued operations totaled $13.0 million, representing cash on hand in the discontinued operation of approximately $9.1 million and net receivables (net of liabilities) due of approximately $3.9 million. The Company expects to maintain a balance of cash on hand in the discontinued operations to cover existing and potential liabilities and costs until dissolution of the existing legal entities of CSC-UK and its subsidiaries.

OVERVIEW OF PREVIOUS AND CURRENT BUSINESS

     The Company primarily generates revenue from gain on sale of loans recognized from premiums on loans sold through whole loan sales to institutional purchasers, interest earned on loans held for sale, excess mortgage servicing receivables and fees earned on loans serviced. Historically, the Company also recognized gain on sale of loans sold through securitizations and origination fees received as part of the loan application process. Recently, however, the Company decided to suspend indefinitely all of its loan origination and purchase activities. In addition, during 1998 the Company redirected its efforts to actively pursue the sale of its loans through whole loan sales with servicing released rather than through securitizations. By employing whole loan sales, the Company is better able to manage its cash flow as compared to disposition of loans through securitizations. Whole loan sales represented all of the Company's loan sales during 1998, but with the Company's prior emphasis on the sale of loans through securitizations, had represented 31.7% and 22.2%, respectively, of all loan sales in 1997 and 1996.

     Gain on Sale of Loans. Gain on sale of loans included the present value of the differential between the interest rate payable by an obligor on a loan over the interest rate passed through to the purchaser acquiring an interest in such loan, less applicable recurring fees, including the costs of credit enhancements and trustee fees. For the years ended 1997 and 1996, gain on sale of loans also included gain on securitization representing the fair value of the interest-only and residual certificates that the Company received upon the sale of loans through securitizations which are reflected as trading securities. During 1998, 1997 and 1996, gain on sale of loans constituted approximately 0.7% (excluding a net unrealized loss on valuation of residuals of $68.8 million), 45.8% (excluding a net unrealized loss on valuation of residuals of $148.0 million) and 71.2%, respectively, of total revenues.

     Loan Originations and Purchases. The following table highlights certain selected information relating to loans originated by the Company during the periods shown. As discussed above, on November 17, 1998, the Company decided to suspend indefinitely all of its loan origination and purchase activities.

                         LOAN ORIGINATION AND PURCHASES

                                             FOR THE YEAR ENDED DECEMBER 31,
                                         --------------------------------------
                                            1998          1997          1996
                                         ----------    ----------    ----------
                                                 (DOLLARS IN THOUSANDS)

Total originations and purchases .....   $  456,782    $1,655,032    $1,289,355
Weighted average interest rate:
   Core Products .....................          9.7%         11.2%         11.8%
   Sav*-A-Loan(R)Products ............         13.0%         14.0%         14.4%
   Other Products ....................          9.0%          9.0%         10.5%
   Bulk purchases ....................           --            --          12.0%
Overall weighted average interest rate         11.6%         12.0%         12.0%
Weighted average initial loan-to-value
   ratio(1) ..........................         78.4%         73.6%         72.5%
Percentage of loans secured by first
   mortgages:
   Core Products .....................         87.9%         91.7%         94.0%
   Sav*-A-Loan(R)Product .............          0.2%          1.4%          0.8%

----------
(1) Excludes the Company's Sav*-A-Loan(R) products and Other Products. The loan-to-value ratio of a loan secured by a first mortgage is determined by dividing the amount of the loan by the appraised value of the mortgaged property at origination. The loan-to-value ratio of a loan secured by a second mortgage is determined by taking the sum of the loans secured by the first and second mortgages and dividing by the appraised value of the mortgaged property at origination.

     The Company decreased its loan originations and purchases in 1998 to $456.8 million from $1.7 billion in 1997. This decrease was due to fluctuating market conditions, the Company's reorganization proceedings and the Company's decision to suspend indefinitely all loan origination and purchase activities during the fourth quarter of 1998. In addition, due to the factors mentioned above, the weighted average interest rates on loans originated in 1998 decreased to 11.6% from 12.0% in 1997 and the weighted average initial loan-to-value ratio increased to 78.4% in 1998 from 73.6% in 1997. See "Item 1 - Cessation of Certain Businesses of Company - Loan Originations and Purchases" for further discussion of the loan products and channels of the 1998 loan originations and purchases.

     Loan Sales. The Company sells virtually all of the loans it originated in loan sales through whole loan sales. See "Item 1-- Current Business of Company-- Whole Loan Sales". During 1998, 1997 and 1996, the Company sold $414.2 million, $1.6 billion and $1.3 billion of loans, respectively, of which $414.2 million, $518.4 million and $283.9 million, respectively, were sold in whole loan sales. Gains on the sale of loans through securitizations and into loan purchase facilities were $75.3 million and $75.1 million, or 41.3% and 69.6% of the Company's total revenues (excluding net unrealized losses) in 1997 and 1996, respectively. See "Item 1 Cessation of Certain Businesses of Company - Loan Sales Through Securitizations". Gains on whole loan sales represented 0.7%, 4.5% and 1.6% of the Company's total revenues (excluding net unrealized losses) in 1998, 1997 and 1996, respectively.

     During 1998, 1997 and 1996, gains on loan sales totaled $128,024 (less than 0.1% weighted average gain), $83.4 million (5.1% weighted average gain) and $76.8 million (6.0% weighted average gain), respectively. Recently, due to deteriorating market conditions, a majority of the Company's loan portfolios were sold for less than par value.

     Loan Servicing. In 1998, the Company sold the servicing rights to all of the loans it sold. In 1997 and 1996, the Company retained the servicing rights for approximately 75.1% and 97.8%, respectively, of the loans it sold. The Company anticipates that it will continue to sell whole loans on a servicing released basis. As of December 31, 1998, the Company was servicing 25,179 loans with an aggregate principal balance of $1.2 billion. Revenue generated from loan servicing amounted to 4.4% (excluding $68.8 million of net unrealized losses), 0.9% (excluding $148.0 million of net unrealized losses) and 2.6% of total revenues for 1998, 1997 and 1996, respectively. Due to the Company's decision to sell loans in the whole loan sale market with servicing released as well as the indefinite suspension of all loan origination and purchase activities, the Company anticipates that the size of the servicing portfolio will continue to decrease in the future. In addition, the Company is currently evaluating the potential transfer of such servicing and, should such transfer occur, will adjust its staffing accordingly. See "Item 1 - Current Business of Company - Loan Servicing and Collections" for further discussion of the Company's loan servicing portfolio.

     In January 1998, the Company retained Ocwen FSB, established in the management and resolution of underperforming loans, as a special loan servicer to sub-service the Company's 90-day-plus delinquent loans. The Company has the right to deliver non-performing loans to Ocwen on an ongoing basis. In 1998, the Company transferred to Ocwen FSB 993 non-performing loans with an aggregate unpaid principal balance of $66.4 million.

     Due to the Company exceeding the delinquency rates permitted under the terms of the pooling and servicing agreements with respect to the Company's 1995-2, 1995-3, 1996-1, 1996-2, 1996-3 and 1996-4 home equity securitizations, during the third quarter of 1998 the Company entered into subservicing agreements with respect to such loans with Fairbanks and Ocwen FSB. As of December 31, 1998, the outstanding amount of such loans was $550.5 million or 45.7% of the Company's total servicing portfolio and 93.3% of the Company's home equity servicing portfolio. Under the terms of the subservicing agreements, Fairbanks and Ocwen FSB as subservicers retain all rights, including the normal servicing fee and any ancillary income, and obligations of the servicer as provided for under the terms of the applicable securitizations and servicing agreements. The Company expects to enter into a similar subservicing agreement for its 1995-1 home equity securitization which, as of December 31, 1998, had approximately $14.4 million of loans outstanding.

BUSINESS STRATEGY

     If the Amended Plan is confirmed by the Bankruptcy Court, it is expected that the reorganized Company will reenter the mortgage loan origination business at some time in the future, based on prevailing industry conditions and the general business climate. The Company presently intends to seek confirmation and to consummate the Amended Plan on or before May 31, 1999. There can be no assurance: (i) as to when, if ever, the Company's loan origination and purchase activities will resume; (ii) that the terms of the Company's plan of reorganization will not change; (iii) that the Bankruptcy Court will confirm such plan within the anticipated timeframe, if at all; or (iv) that such plan will be consummated (even if it is confirmed).

RESULTS OF OPERATIONS

     YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

     During 1998, the Company recorded negative revenues of $50.7 million primarily as a result of the recording of a $68.8 million net unrealized loss on the Company's trading securities which are in the form of interest-only and residual mortgage certificates. This represents a $84.7 million decrease in revenues from 1997 primarily also as a result of decreased gain on sale of loans, interest income, and other income which included a $18.0 million gain on sale of available-for-sale securities during 1997.

     For 1998, the Company recorded a gain on sale of loans totaling $128,024. This gain was due primarily to the sale of $414.2 million of whole loans at an average net premium received of 0.81% as compared to the average premium paid on such loans of 0.78%. For 1997, gain on sale of loans also included gain on securitization representing the fair value of the interest-only and residual certificates that the Company received upon the sale of loans through securitizations. During 1997, the Company recognized $83.4 million of gain on sale of loans representing a weighted average gain of 5.1% on $1.6 billion of loans sold. The Company expects that it will continue to sell the majority of loans through whole loan sales and therefore expects to continue to recognize lower net margins as compared to the margins recognized in 1997. Due to the Company's decision to suspend indefinitely all origination and purchase activities, the Company expects that the volume of loans sales in the future will be reduced.

     During 1998, the Company recorded an unrealized loss on valuation of residuals of $68.8 million, consisting of a $42.9 million unrealized loss on its home equity residuals and $25.9 million on its Sav*-A-Loan(R) residuals. This unrealized loss was primarily a result of (i) the Company increasing the weighted average discount rate used to value its residuals to 20.0% at December 31, 1998 from 15.0% at December 31, 1997 for both its home equity and Sav*-A-Loan(R) residuals and (ii) an increase in the loss assumptions from 1.7% per annum at December 31, 1997 to 7.5% per annum at December 31, 1998 for its home equity securitizations and an increase from 3.1% per annum at December 31, 1997 to 4.5% per annum at December 31, 1998 for its Sav*-A-Loan(R) securitizations. As of December 31, 1998, the Company used a 30.0% per annum weighted average prepayment speed on its home equity securitizations and 16.8% per annum weighted average prepayment speed on its Sav*-A-Loan(R) securitizations. The increase in the discount rate reflects the changes in market conditions experienced in the mortgage-backed securities markets since the second quarter of 1998. See the Notes to Consolidated Financial Statements for further discussion of the Company's trading securities.

     Mortgage origination income decreased $2.6 million or 54.2% to $2.2 million for the year ended December 31, 1998 from $4.8 million for the comparable period in 1997. This decrease was due primarily to a lower volume of loan originations for the year ended December 31, 1998 as compared to the same period in 1997.

     Interest income decreased $59.1 million or 80.4% to $14.4 million for the year ended December 31, 1998 from $73.5 million for the comparable period in 1997. This decrease was due primarily to the cessation of the recognition of accreted interest on the Company's residuals in the second quarter of 1998 as a result of the devaluation of the residuals, as well as lower originations during 1998 and lower weighted average coupons on the loans originated in 1998.

     Other income decreased $18.8 million or 92.6% to $1.5 million in 1998 from $20.3 million in 1997. This decrease was due primarily to the inclusion in 1997 of $18.0 million of gain on the sale of IMC Mortgage Company ("IMC") Common Stock owned by the Company. Additionally, there was a decrease in servicing income of $820,378 or 50.0% to $819,910 during 1998 from $1.6 million in 1997, due primarily to the continued attrition of the loans that were sold with servicing retained prior to the Company's adoption of Statement of Financial Accounting Standards ("SFAS") No. 122, "Accounting for Mortgage Servicing Rights." The Company expects that servicing revenues will be lower in the future as a result of the subservicing agreements entered into with Fairbanks.

     Total expenses decreased $32.4 million or 19.0% to $138.2 million in 1998 from $170.6 million in 1997. This decrease was due primarily to lower salaries and interest expense offset by increased other operating expenses relating to increased professional fees as well as $3.2 million of restructuring charges and $2.0 million relating to the settlement of a lawsuit.

     Salaries and benefits decreased $12.4 million or 30.2% to $28.7 million in 1998 from $41.1 million in 1997. This decrease was due primarily to a reduction of staffing levels to 70 employees as of December 31, 1998 as compared to 837 employees as of December 31, 1997. This decrease in employees was primarily a result of the Company's reorganization efforts as well as employee attrition and the Company's decision to suspend indefinitely all loan origination and purchase activities.

     Interest expense decreased $24.3 million or 34.4% to $46.4 million in 1998 from $70.7 million in 1997. This decrease was due primarily to lower interest on warehouse facility borrowings due to a lower average balance of loans in inventory during 1998, the discontinuance in 1998 of the Company's interest rate management strategy which resulted in higher interest expense and offsetting interest income and in 1997 the recognition of $4.7 million in interest expense related to the inducement of the Convertible Debentures.

     Selling and other expenses increased $5.3 million or 11.5% to $51.5 million in 1998 from $46.2 million in 1997. This increase was due primarily to increased other operating expenses of $5.0 million or 11.9% to $47.1 million in 1998 from $42.1 million in 1997 resulting from increased professional fees as a result of the Company's restructuring and streamlining efforts as well as a $2.0 million charge due to the settlement of a lawsuit and increased foreclosure costs during 1998.

     Provision for loan losses of $8.3 million was recorded for the year ended December 31, 1998 as compared to $12.6 million for the year ended December 31, 1997. This decrease was due primarily to significantly lower originations in 1998 ($456.8 million) as compared to 1997 ($1.6 billion) resulting in a lower level of problem loans originated during 1998 and correspondingly in a lower loan loss provision. This was offset by the fact that a provision for losses was required against a higher portion of the loans held for sale resulting from the deterioration of the market for such loans.

     During 1998, the Company recorded a restructuring charge of $3.2 million. This charge was related to a restructuring plan that included streamlining and downsizing the Company's operations. During February 1998, the Company closed its branch operation in Virginia and significantly reduced its correspondent originations and exited its conventional lending business. Of the $3.2 million, $1.1 million represents severance payments made to 142 former employees and $2.1 million represents costs incurred with lease obligations and write-offs of assets no longer in service.

     In addition to the restructuring charges of $3.2 million, reorganization items of $31.9 million were recorded during 1998. As part of its reorganization plan and the Company's decision to indefinitely suspend its loan origination and purchase activities in November 1998, the Company reduced its workforce by 335 employees and closed its branch operations in California, Illinois, New York and Georgia, while maintaining corporate and servicing offices in New York. Of this amount, $3.9 million represents severance payments to 335 former employees, $5.3 million represents costs incurred in connection with lease obligations and write-offs of assets no longer in service, $10.7 million represents professional fees and other miscellaneous items related to the reorganization and $12.0 million represents the write-off of the deferred debt issuance costs related to the Notes and Convertible Debentures which are classified as liabilities subject to compromise at December 31, 1998.

     For the year ended December 31, 1998, the Company recorded an income tax provision of $38,267 as compared to an income tax benefit of $18.1 million for the comparable period in 1997. In 1997 the Company recorded a tax benefit of $18.1 million which represented the refunds claimed by the Company from the tax loss carrybacks generated as a result of the net operating losses. As a result of additional net operating losses recorded in 1998, the Company did not generate federal tax liability during this period. The Company's tax provision in 1998 reflects the state tax liabilities incurred. See the Notes to the Consolidated Financial Statements for further discussion of the Company's tax position.

     The Company recorded a net loss applicable to common stock of $241.1 million for the year ended December 31, 1998 as compared to net loss applicable to common stock of $418.9 million in 1997. This loss was due primarily to decreased loan originations which decreased gain on sale of loans without a corresponding decrease in expenses. In addition the Company's strategy of selling loans through whole loan sales instead of through securitizations decreased gain on sale of loans, as well as the recognition of unrealized losses on valuation of residuals of $68.8 million during 1998.

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

    During 1997, the Company recognized an unrealized loss on valuation of residuals of $148.0 million. This unrealized loss consists of $89.8 million of losses on its home equity residuals, $35.9 million on its Sav*-A-Loan(R) residuals and $22.3 million on its mortgage servicing receivables. At December 31, 1997, the Company determined the fair value of its home equity securitizations based upon the net realizable value as implied by the first quarter 1998 sale of its home equity residuals and recorded net unrealized losses of $89.8 million. The unrealized loss related to the Sav*-A-Loan(R) residuals reflects the Company's change in the assumptions used to value such residuals as follows: the discount rate was increased to 15% from 12%; constant prepayment speed was increased to 16.8% from 14% after the twelfth month; and the default rate was increased to a weighted average of 306 basis points per annum from a weighted average default rate of 175 basis points per annum. The Company valued its mortgage servicing receivables on a net realizable value assuming a liquidation price based upon the value implied by the servicing rights sold in conjunction with the January 1998 home equity residual sale.

     Mortgage origination income increased $2.0 million or 71.4% to $4.8 million in 1997 from $2.8 million in 1996. This increase was due primarily to higher originations during 1997 partially offset by lower fees earned on the Company's broker originations. It is anticipated that the Company's origination fees as a percentage of loans originated will continue to decrease in the future.

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

     Other income increased $16.6 million or 448.6% to $20.3 million in 1997 from $3.7 million in 1996. This increase was due primarily to the inclusion of $18.0 million of gain on the sale of IMC Common Stock owned by the Company. The increase was offset by the decrease in servicing income of $1.2 million or 42.9% to $1.6 million in 1997 from $2.8 million in 1996. The Company expects servicing income to continue to decrease in the future primarily due to the continued attrition of the loans that were sold with servicing retained prior to the Company's adoption of SFAS No. 122, "Accounting for Mortgage Servicing Rights."

     Total expenses increased $106.0 million or 164.1% to $170.6 million in 1997 from $64.6 million in 1996. This increase was due primarily to increased salaries, selling expenses and operating expenses related to increased loan origination and purchase volume during 1997. Excluding the net unrealized loss on valuation of residuals, total expenses as a percentage of total revenues increased to 93.7% in 1997 from 59.9% in 1996. As a result of streamlining efforts by the Company during the first quarter of 1998, the Company expects total expenses to decrease in the future.

     Salaries and benefits increased $14.8 million or 56.3% to $41.1 million in 1997 from $26.3 million in 1996. This increase was due primarily to increased staffing levels to 837 US employees at December 31, 1997 compared to 638 employees at December 31, 1996, with an average of 844 employees for the year of 1997. This increase in average employees resulted from the growth in loan production volume and geographic expansion and increased loans serviced. As a result of the Company's restructuring and streamlining efforts, the number of employees has decreased to 577 at March 15, 1998.

     Interest expense increased $53.4 million or 308.7% to $70.7 million in 1997 from $17.3 million in 1996. This increase was due primarily to increased interest expense related to $300.0 million of Notes issued in May 1997 as well as the increased balance of loans held pending sale during 1997, resulting from the increased loan production volume during 1997. Also included in interest expense for the year ended December 31, 1997 is a one-time charge of $4.7 million related to the $14.0 million induced conversion of the Convertible Debentures in April 1997.

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

     The Company recorded a loss from discontinued operations of $245.9 million for the year ended December 31, 1997 as compared to earnings from discontinued operations of $27.4 million for the year ended December 31, 1996. This loss from discontinued operations was due primarily to a valuation adjustment related to the Office of Fair Trading initiatives. See " - Downsizing - UK Operations."

     The Company adopted a plan in March 1998 to sell the assets of CSC-UK. As a result, the Company recorded a $49.9 million loss on disposal of discontinued operations.

     The Company recorded a net loss applicable to common stock of $418.9 million for the year ended December 31, 1997 as compared to net earnings applicable to common stock of $50.7 million in 1996. This loss was due primarily to the $148.0 million net unrealized loss on the valuation of residuals, the loss on the disposal of discontinued operations of $49.9 million, as well as the loss from discontinued operations of $240.9 million.

FINANCIAL CONDITION

     DECEMBER 31, 1998 COMPARED TO DECEMBER 31, 1997

     Cash and cash equivalents increased $15.8 million to $18.4 million at December 31, 1998 from $2.6 million at December 31, 1997. This increase was primarily due to the cash proceeds from the sale of CSC-UK.

     The Company did not have any recorded mortgage servicing receivables at December 31, 1998 as compared to $5.0 million at December 31, 1997. This decrease was due primarily to mortgage servicing receivables sold in conjunction with the sale of trading securities of $2.5 million, amortization of $1.8 million as well as a valuation adjustment of $0.7 million at December 31, 1998. This valuation adjustment was due to the Company determining that as a result of the chapter 11 proceedings and the likelihood that all servicing rights will be transferred to a servicer acceptable to the respective trustee on each of the securitizations, there was no value assigned to such servicing rights.

     Trading securities, which consist of interest-only and residual certificates, decreased $92.8 million or 73.4% to $33.7 million at December 31, 1998 from $126.5 million at December 31, 1997. This decrease was partially due to the Company's sale of residual certificates and related mortgage servicing receivables relating to certain of the Company's home equity loan products for net proceeds of $26.5 million ($24.0 million allocated to trading securities and $2.5 million allocated to mortgage servicing receivables) during the first quarter of 1998 to enhance the Company's liquidity position. Additionally, the Company recorded a write-down of $68.8 million during 1998 primarily resulting from an increase in the expected loss rate used to value such residuals reflecting the Company's recent increase in losses on liquidation of non-performing loans in its home equity portfolio and Sav*-A-Loan(R) portfolios, as well as an increased weighted average discount rate reflecting the changes in market conditions experienced in the overall mortgage-backed securities market.

     Mortgage loans held for sale, net increased $30.0 million or 32.2% to $123.3 million at December 31, 1998 from $93.3 million at December 31, 1997. This increase was due primarily to the volume of loans originated exceeding the volume of loans sold during 1998, as well as the reclassification of $4.8 million of mortgages held for investment, net at December 31, 1998 to mortgages held for sale, net.

     The Company did not have any mortgages held for investment, net at December 31, 1998 as compared to $6.5 million at December 31, 1997. This decrease was due primarily to $4.8 million of loans transferred to mortgages held for sale, net primarily due to the Company's decision to sell all mortgage loans.

     Investment in discontinued operations, net decreased $71.2 million or 84.6% to $13.0 million at December 31, 1998 from $84.2 million at December 31, 1997. This decrease primarily represented net cash proceeds from the sale of discontinued operations during 1998. The balance at December 31, 1998 primarily consisted of cash on hand of approximately $9.1 million and net receivables (net of liabilities) due of approximately $3.9 million. The Company expects to maintain a balance of cash on hand in the discontinued operations to cover existing and potential liabilities and costs until the dissolution of the existing legal entities of CSC-UK and its subsidiaries.

     Income taxes receivable decreased $16.8 million or 91.3% to $1.6 million at December 31, 1998 from $18.4 million at December 31, 1997. This decrease was due primarily to the receipt of a federal tax refund of $15.8 million and state tax refunds of $1.0 million.

     Other assets decreased $17.7 million or 53.2% to $15.6 million at December 31, 1998 from $33.3 million at December 31, 1997. This decrease was due primarily to the elimination of deferred debt issuance costs of $13.5 million at December 31, 1997, as well as a write-off of $3.8 million of equipment and leasehold improvements during 1998.

     Warehouse financing facilities outstanding increased $28.5 million or 36.8% to $106.0 million at December 31, 1998 from $77.5 million at December 31, 1997. This increase was due primarily to the volume of loans originated exceeding the volume of loans sold during 1998.

     Accounts payable and other liabilities decreased $40.2 million or 63.1% to $23.5 million at December 31, 1998 from $63.7 million at December 31, 1997. This decrease was due primarily to $39.8 million of accrued interest payable on the Notes and Convertible Debentures and $8.0 million of other accounts payable were reclassified as liabilities subject to compromise as required by SOP 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code".

     The Company recorded $477.4 million of liabilities subject to compromise at December 31, 1998 as required by SOP 90-7. This consists of $300.0 million of Notes, $129.6 million of Convertible Debentures, $39.8 million of accrued interest payable on the Notes and Convertible Debentures and $8.0 million of accounts payable. See "Chapter 11 Proceedings."

     The stockholders' deficit increased $220.8 million or 124.9% to a deficit of $397.6 million at December 31, 1998 as compared to a stockholders' deficit of $176.8 million at December 31, 1997. This increase in the deficit was the result of a net loss of $220.8 million for the year ended December 31, 1998.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's business requires substantial cash to support its operating activities. The Company's principal cash requirements includes the payment of interest expenses, operating expenses and income taxes and prior to the indefinite suspension of its loan origination and purchase activities, the funding of loan production. The Company uses its cash flow from the sale of assets, whole loan sales, net interest income and borrowings under its loan warehouse and purchase facilities to meet its working capital needs. There can be no assurance that funds generated from operations will be sufficient to satisfy such obligations. The Company's liquidity is dependent upon favorable conditions in the whole loan sale market and the Company's ability to sell certain assets. The Company's liquidity in the future is dependent upon its ability to access funding sources. No assurances can be given as to such access or the occurrence of such conditions.

     The Company has operated, and expects to continue to operate, on a negative cash flow basis. During 1998, 1997 and 1996, the Company used net cash of $86.9 million, $124.7 million and $105.9 million from continuing operations, respectively. Additionally, in the years ended 1998 and 1997, the Company was provided $74.2 million and $30.2 million, respectively, from investing activities. In 1996, the Company used $3.5 million in investing activities. In April 1998, CSC-UK completed the UK Sale and received proceeds, at the time of the closing of $83.8 million, net of closing costs and other fees.

     During 1997 and 1996, the Company's sale of loans through securitizations resulted in a gain on sale of loans through securitizations recognized by the Company. The recognition of this gain on sale has a negative impact on the cash flow of the Company because significant costs are incurred upon closing of the transactions giving rise to such gain and the Company is required to pay income taxes on the gain on sale in the period recognized, although the Company does not receive the cash representing the gain until later periods as the related loans are repaid or otherwise collected. During 1998, 1997 and 1996, the Company received from financing activities $28.5 million, $273.9 million and $255.5 million, respectively. In addition, during 1997 and 1996, the Company used net cash in discontinued operations of $177.3 million and $149.3 million, respectively.

     The Company is required to comply with various operating covenants as defined in the Greenwich DIP Facility (as defined below) and CIT DIP Facility (as defined below). The covenants include restrictions on, among other things, the ability to (i) modify, stay, vacate or amend the bankruptcy court orders approving such facilities, (ii) create, incur, assume or suffer to exist any lien upon or with respect to any of the Company's properties, (iii) create, incur, assume, or suffer to exist any debt, (iv) wind up, liquidate or dissolve itself, reorganize, merger or consolidate with or into, or convey, sell, assign, transfer, lease or otherwise dispose of all or substantially all of its assets,
(v) acquire all or substantially all of the assets or the business of any Person, (vi) create, incur, assume, or suffer to exist any obligation as lessee for the rental or hire of any real or personal property, (vii) sell, transfer, or otherwise dispose of any real or personal property to any Person and therefore directly or indirectly leaseback the same or similar property, (viii) pay any dividends or other distributions, (ix) sell, lease, assign, transfer or otherwise dispose of any of the Company's now owned or hereafter acquired assets, (x) sell any mortgage loans on a recourse basis, (xi) make any loan or advance to any Person, or purchase or otherwise acquire any capital stock, assets, obligations, or other securities of, make any capital contribution to, or otherwise invest in or acquire any interest in any Person, or participate as a partner or joint venturer with any other Person, (xii) engage in derivatives or hedging transactions, (xiii) assume, guarantee or become directly or contingently responsible for the obligations of another Person, (xiv) enter into transactions with any affiliate, (xv) use any part of the proceeds for the purpose of purchasing or carrying margin stock, (xvi) purchase any subwarehouse mortgage loan, (xvii) make bulk purchase of mortgage loans and (xviii) make any payments of principal or interest on account of any indebtedness or trade payable prior to the filing date with certain exceptions.

CREDIT FACILITIES

     Greenwich Warehouse Facility. Prior to the filing of the Petitions, Greenwich Capital Financial Products, Inc., an affiliate of Greenwich Capital Markets, Inc. (referred to herein, including any affiliates as "Greenwich") provided a warehouse credit facility under which CSC borrowed funds on a short-term basis to the support accumulation of loans by CSC prior to sale (the "Greenwich Facility"). Subsequent to the filing of the Petitions and pursuant to an order of the Bankruptcy Court dated October 27, 1998, the Company and CSC obtained a $100 million post-petition warehouse facility from Greenwich (the "Greenwich DIP Facility") which repaid in full amounts due under the Greenwich Facility. The Greenwich DIP Facility is secured by substantially all of the assets of CSC and the capital stock of CSC and is guaranteed by the Company. The relative priority of the Greenwich DIP Facility and the CIT/Nomura DIP Facility (as defined below) in the assets of CSC and the Company is determined under an intercreditor agreement between Greenwich and CIT and Nomura (each as defined below), The Greenwich DIP Facility originally bore interest at an interest rate of LIBOR plus 2.75% (7.8% on December 31, 1998). The Greenwich DIP Facility was scheduled to terminate on February 28, 1999; however, the parties agreed by amendment to the Greenwich DIP Facility (the "Greenwich DIP Facility Amendment") to extend the termination of such facility until April 30, 1999. The Greenwich DIP Facility Amendment was approved by an order of the Bankruptcy Court dated March 24, 1999. Under the Greenwich DIP Facility Amendment, the interest rate was changed to the prime rate plus 2.50%. As of February 28, 1999, $18.9 million was outstanding under the Greenwich DIP Facility.

     CIT Warehouse Facility. Prior to the filing of the Petitions, The CIT Group/Equipment Financing, Inc. ("CIT") provided a warehouse credit facility under which CSC borrowed funds on a short-term basis to support the accumulation of loans by CSC prior to sale (the "CIT Facility"). Subsequent to the filing of the Petitions and pursuant to an order of the Bankruptcy Court dated October 27, 1998, the Company and CSC obtained a $150 million post-petition warehouse facility (the "CIT/Nomura DIP Facility") from CIT and Nomura Asset Capital Corporation ("Nomura") which repaid in full amounts due under the CIT Facility. The CIT/Nomura DIP Facility is secured by substantially all of the assets of CSC and the capital stock of CSC and is guaranteed by the Company. The CIT/Nomura DIP Facility originally bore interest at an interest rate of LIBOR plus 2.75% or the prime rate (7.75% on December 31, 1998). The CIT/Nomura DIP Facility was scheduled to terminate on February 28, 1999; however, the parties agreed by amendment to the CIT/Nomura DIP Facility (the "CIT/Nomura DIP Facility Amendment") to extend the termination of such facility until March 31, 1999, subject to further extension on a weekly basis upon written notice to CIT and Nomura. The CIT/Nomura DIP Facility Amendment was approved by an order of the Bankruptcy Court dated March 24, 1999. Under the CIT/Nomura DIP Facility Amendment, the interest rate was changed to the prime rate plus 2.00%. As of February 28, 1999, $14.9 million was outstanding under the CIT/Nomura DIP Facility.

    LOAN SALES

     Beginning in the fourth quarter of 1997, the Company disposes of all of its loan production through whole loan sales where the Company receives a cash premium at the time of a profitable sale. During 1998, 1997 and 1996, the Company sold $414.2 million, $518.4 million and $283.9 million, respectively, in whole loan sales, accounting for 100.0%, 31.7% and 22.2% of all loan sales in the respective periods. As a result of the Company's financial condition, the Company is currently unable to sell its loans through securitizations and expects to sell its loans only through whole loan sales during 1999.

     Historically, the Company used overcollateralization accounts as a means of providing credit enhancement for its securitizations. This mechanism slows the flow of cash to the Company and causes some or all of the amounts otherwise distributable to the Company as cash flow in excess of amounts payable as current interest and principal on the securities issued in its securitizations to be deposited in an overcollateralization account for application to cover certain losses or to be released to the Company later if not so used. This temporary or permanent redirection of such excess cash flows reduces the present value of such cash flows, which are the principal component of the gain on the sale of the securitized loans recognized by the Company in connection with each securitization. See "--Overview of Previous and Current Business -- Loan Sales."

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

     Since it adopted SFAS No. 122, "Accounting for Mortgage Servicing Rights" in October 1995, the Company recognized as an asset the capitalized value of mortgage servicing rights (including normal servicing and other ancillary fees) as a mortgage servicing receivable based on their fair values. The fair value of these assets is determined based on various economic factors, including loan types, sizes, interest rates, dates of origination, terms and geographic locations. The Company also uses other available information applicable to the types of loans the Company originated and purchased (giving consideration to such risks as default and collection) such as reports on prepayment rates, interest rates, collateral value, economic forecasts and historical default and prepayment rates of the portfolio under review. The Company estimates the expected cash flows that it will receive over the life of a portfolio of loans. These expected cash flows constitute the excess of the interest rate payable by the obligors of loans over the interest rate passed through to the purchaser, less applicable recurring fees and credit losses. The Company discounts the expected cash flows at a discount rate that it believes is consistent with the required risk-adjusted rate of return to an independent third party purchaser of the interest-only and residual certificates or mortgage servicing receivables. As of December 31, 1998, the Company's balance sheet reflected the fair value of interest-only and residual certificates of $33.7 million.

     During 1998, the Company determined that as a result of the chapter 11 proceedings and the likelihood that all servicing rights will be transferred to a servicer acceptable to the trustee on the securitization, there is no value assigned to such servicing rights. Accordingly, during the fourth quarter the Company wrote down the value of the mortgage servicing receivables and the corresponding allowance for losses to zero. Accordingly, the Company will account for any future servicing revenues as income when collected and costs as expenses when incurred.

     Realization of the value of interest-only and residual certificates and mortgage servicing receivables in cash is subject to the prepayment and loss characteristics of the underlying loans and to the timing and ultimate realization of the stream of cash flows associated with such loans. If actual experience differs from the assumptions used in the determination of the asset value, future cash flows and earnings could be negatively affected and the Company could be required to write down the value of its interest-only and residual certificates. In addition, if prevailing interest rates rose, the required discount rate might also rise, resulting in impairment of the value of the interest-only and residual certificates. See "Item 1 - Cessation of Certain Businesses of Company -- Loan Sales Through Securitizations."

     SALE OF RESIDUAL CERTIFICATES AND MORTGAGE SERVICING RECEIVABLES

     In order to enhance the Company's liquidity position, in January 1998, the Company sold residual certificates and associated mortgage servicing receivables relating to certain of the Company's home equity loan products for net proceeds of $26.5 million (which equated to book value at December 31, 1997).

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

     Since May 1, 1998, the Company has deferred the interest payments on the Convertible Debentures as part of its plan to reorganize the business. The continued deferral of the interest payment on the Convertible Debentures constitutes an "Event of Default" pursuant to the Indenture under which such securities were issued. As of October 6, 1998, due to the filing of the Petitions, the Company stopped accruing interest on the Convertible Debentures. At December 31, 1998, there were $129.6 million of Convertible Debentures outstanding and they are included in the classification liabilities subject to compromise on the Statement of Financial Condition.

     SENIOR NOTES

     In May 1997, the Company issued $300.0 million aggregate principal amount of 12 3/4% Senior Notes due September 1, 2004 in a private placement. Such Notes are not redeemable prior to maturity except in limited circumstances. The coupon at 12 3/4% per annum, is payable semi-annually on each June 1 and December 1 which commenced December 1, 1997. In September 1997, the Company completed the exchange of such Notes for a like principal amount of 12 3/4% Series A Senior Notes due 2004 (the "Notes") which have the same terms as the Notes in all material respects, except for certain transfer restrictions and registration rights.

     Since June 1, 1998, the Company has deferred the interest payments on the Notes as part of its plan to reorganize the business. The continued deferral of the interest payment on the Notes constitutes an "Event of Default" pursuant to the Indenture under which such securities were issued. As of October 6, 1998, due to the filing of the Petitions, the Company stopped accruing interest on the Notes. At December 31, 1998, the Notes are included in the classification liabilities subject to compromise on the Statement of Financial Condition.

     CONVERTIBLE PREFERRED STOCK

     In April 1997, the Company completed the private placement of 5,000 shares of 6% Convertible Preferred Stock, Series A (the "Series A Preferred Stock"), with an initial liquidation preference (the "Liquidation Preference") of $10,000 per share, and related five-year warrants (the "Series A Warrants") to purchase 500,000 shares of Common Stock with an exercise price of $20.625 per share. Dividends on the Series A Preferred Stock are cumulative at the rate of 6% of the Liquidation Preference per annum payable quarterly. Dividends are payable, at the option of the Company, (i) in cash, (ii) in shares of Common Stock valued at the closing price on the day immediately preceding the dividend payment date or (iii) by increasing the Liquidation Preference in an amount equal to and in lieu of the cash dividend payment.

     During 1998, the Company elected to add an amount equal to the dividend to the Liquidation Preference of the Series A Preferred Stock in lieu of payment of such dividend. In addition, amounts equal to 3% of the Liquidation Preference for each 30-day period (prorated for shorter periods) was added to the Liquidation Preference due to the delisting of the Company's Common Stock from the Nasdaq National Market on January 29, 1998 (as discussed below). As of October 6, 1998, due to the filing of the Petitions, the Company stopped accruing and paying dividends on the Series A Preferred Stock. As of October 6, 1998, the Liquidation Preference varies up to $14,298 per share.

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

     As of December 31, 1998, an aggregate of 4,374 shares of the Series A Preferred Stock had been converted (626 shares remain outstanding) into an aggregate of 12,681,270 shares of Common Stock. As of December 31, 1998, all Series A Warrants were outstanding.

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

     During 1998, the Company elected to add an amount equal to the dividend to the Liquidation Preference of the Series B Preferred Stock in lieu of payment of such dividend. In addition, amounts equal to 3% of the Liquidation Preference for each 30-day period (prorated for shorter periods) was added to the Liquidation Preference due to the delisting of the Company's Common Stock from the Nasdaq National Market on January 29, 1998. As of October 6, 1998, due to the filing of the Petitions, the Company stopped accruing and paying dividends on the Series B Preferred Stock. As of October 6, 1998, the Liquidation Preference is $14,335 per share.

     The Series B Preferred Stock is redeemable at the option of the Company at a redemption price equal to 120% of the Liquidation Preference under certain circumstances. In addition, the Series B Preferred Stock is redeemable at a redemption price equal to 125% of the Liquidation Preference upon notice of, or the announcement of the Company's intent to engage in a change of control event. The Series B Preferred Stock is convertible into shares of Common Stock, subject to certain redemption rights and restrictions, at a conversion price equal to the lowest daily sales price of the Common Stock during the four consecutive trading days immediately preceding such conversion, discounted up to 4% and subject to certain adjustments.

     As of December 31, 1998, an aggregate of 449 shares of Series B Preferred Stock had been converted (4,551 shares remain outstanding) into an aggregate of 21,470,375 shares of Common Stock. As of December 31, 1998, all Series B Warrants were outstanding.

     As of December 31, 1998, if all of the outstanding shares of the Series A Preferred Stock and those shares of the Series B Preferred Stock not subject to conversion restrictions, were converted into Common Stock, the Company would not have sufficient authorized shares of Common Stock to satisfy all of these conversions.

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

ACCOUNTING CONSIDERATIONS

     In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities and is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company has not completed its analysis of SFAS No. 133.

     In October 1998, the FASB issued SFAS No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise." SFAS No. 134 requires that after the securitization of mortgage loans held for sale, an entity engaged in mortgage banking activities classify the resulting mortgage-backed securities or other retained interests based on its ability and intent to sell or hold those investments. SFAS No. 134 is effective for the first fiscal quarter beginning after December 15, 1998. The Company intends to continue to classify its interests in mortgage backed securities as trading securities and therefore believes that SFAS No. 134 will not have an impact on its financial reporting.

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

     As previously discussed, on October 6, 1998, the Company filed a bankruptcy case under chapter 11 of the Bankruptcy Code. As a result of changes in circumstances, including fluctuating market conditions and the Company's inability to obtain the necessary financing, on November 17, 1998, the Company suspended indefinitely all of its loan origination and purchase activities. Therefore, the Company no longer needs software that relates to the origination and purchase of mortgage loans. Should the Company resume origination and purchase activity, the Company believes that it will be able to purchase, install and implement a Year 2000 ready "off the shelf" origination system, although there can be no assurance that the Company will be able to obtain and implement such system.

     The Company's loan servicing computer operations are performed by CPI/Alltel. CPI/Alltel provides the Company with quarterly updates regarding its progress and schedule for Year 2000 readiness. CPI/Alltel has publicly announced that it will be Year 2000 ready by year-end. If CPI/Alltel is not Year 2000 ready by the end of the second quarter of 1999, the Company believes it will be able to transfer its servicing platform to a Year 2000 ready service provider, although no assurance can be given of such transfer. The failure to achieve such compliance or transfer of the servicing platform in a timely manner could have an adverse effect on the servicing operations conducted by the Company.

     The Company uses Oracle General Ledger System for accounting purposes. Oracle states that it is Year 2000 ready. The Company is in the process of implementing a new accounting and financial reporting system which is stated to be Year 2000 ready.

     The costs incurred to date by the Company regarding its Year 2000 readiness have not been material; however, there can be no assurances that such costs in the future will not be material. Even if the Company is Year 2000 ready, failures by significant third parties to address their Year 2000 readiness may disrupt the Company's operations and cause it to incur financial losses. These third parties include financial counterparties, subservicers, telecommunications companies, vendors, and utilities.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Market risk is the risk of loss arising from adverse changes in market prices and interest rates. The Company's market risk arises from interest rate risk inherent in its financial instruments. The Company is not currently subject to foreign currency exchange risk or commodity price risk. The Company does not make use of off-balance sheet derivative instruments to control interest rate risk.

     The interests that the Company received upon loan sales through its securitizations are in the form of interest-only and residual certificates which are classified as trading securities. Trading securities do not have a stated maturity or amortization period. The expected amount of the cash flow as well as the timing is dependent on the performance of the underlying collateral supporting each securitization. The actual cash flow of these instruments could vary substantially if the performance is different from the Company's assumptions. The Company generally develops its assumptions by analyzing past portfolio performance, current loan characteristics and current market conditions. The Company currently values the trading securities using a weighted average discount rate of 20%.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEX TO FINANCIAL STATEMENTS

                                                                           Page
                                                                           ----
Cityscape Financial Corp. Financial Statements:

   Report of Independent Auditors by KPMG LLP                                38

   Consolidated Statements of Financial Condition at
       December 31, 1998 and 1997                                            39

   Consolidated Statements of Operations for the years ended
       December 31, 1998, 1997 and 1996                                      40

   Consolidated Statements of Stockholders' Equity (Deficit)
       for the years ended December 31, 1998, 1997 and 1996                  41

   Consolidated Statements of Cash Flows for the years ended
       December 31, 1998, 1997 and 1996                                      42

   Notes to Consolidated Financial Statements                             43-71

INDEPENDENT AUDITORS' REPORT

The Board of Directors
Cityscape Financial Corp.:

     We have audited the accompanying consolidated statements of financial condition of Cityscape Financial Corp. and Subsidiary - Debtor-in-Possession as of October 6, 1998 (the "Company") as of December 31, 1998 and 1997 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the years in the three-year period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, based on our audits, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations, changes in stockholders' equity and cash flows of the Company for the year ended December 31, 1996 in conformity with generally accepted accounting principles.

     The accompanying 1998, 1997 and 1996 consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered significant net losses for the years ended December 31, 1998 and 1997, and has a net capital deficiency as of December 31, 1998 and 1997. At December 31, 1998 and 1997, these circumstances and the Petitions and related circumstances discussed in Notes 2 and 4 raise substantial doubt about the entity's ability to continue as a going concern. Management's plans in regard to these matters are described in Note 2. The 1998 and 1997 financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     Because of the significance of the uncertainty discussed in the preceding paragraph, we are unable to express, and we do not express, an opinion on the accompanying 1998 and 1997 financial statements.





New York, New York                                  KPMG LLP
March 31, 1999

                           CITYSCAPE FINANCIAL CORP.
                  (DEBTOR-IN-POSSESSION AS OF OCTOBER 6, 1998)
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                           DECEMBER 31,
                                                  -----------------------------
                                                       1998            1997
                                                  -------------   -------------
ASSETS
  Cash and cash equivalents                       $  18,405,426   $   2,594,163
  Cash held in escrow                                 3,768,695      24,207,517
  Mortgage servicing receivables, net                        --       4,969,162
  Trading securities                                 33,660,930     126,475,656
  Mortgage loans held for sale, net                 123,345,783      93,290,024
  Mortgages held for investment, net                         --       6,530,737
  Investment in discontinued operations, net         13,008,401      84,232,000
  Income taxes receivable                             1,550,107      18,376,574
  Other assets                                       15,598,619      33,325,976
                                                  -------------   -------------
Total assets                                      $ 209,337,961   $ 394,001,809
                                                  =============   =============

LIABILITIES
  Warehouse financing facilities                  $ 105,969,355   $  77,479,007
  Accounts payable and other liabilities             23,519,199      63,727,810
  Senior notes                                               --     300,000,000
  Convertible subordinated debentures                        --     129,620,000
  Liabilities subject to compromise                 477,424,358              --
                                                  -------------   -------------
Total liabilities                                   606,912,912     570,826,817
                                                  -------------   -------------
STOCKHOLDERS' DEFICIT
  Preferred stock, $.01 par value, 10,000,000
    shares authorized; 5,177 shares issued and
    outstanding; Liquidation Preference - Series
    A Preferred Stock, $7,460,511; Series B
    Preferred Stock, $65,239,541 at December 31,
    1998; 5,295 shares issued and outstanding;
    Liquidation Preference - Series A Preferred
    Stock, $6,820,000; Series B Preferred Stock,
    $47,046,745 at December 31, 1997                         52              53
  Common stock, $.01 par value; 100,000,000
    shares authorized; 64,948,969 and 47,648,738
    issued at December 31, 1998 and 1997,
    respectively                                        649,489         476,487
  Treasury stock, 70,000 shares at
     December 31, 1998 and 1997, at cost               (175,000)       (175,000)
  Additional paid-in capital                        175,304,103     175,477,104
  Accumulated deficit                              (573,353,595)   (352,603,652)
                                                  -------------   -------------
Total stockholders' deficit                        (397,574,951)   (176,825,008)
                                                  -------------   -------------

COMMITMENTS AND CONTINGENCIES
Total liabilities and stockholders' deficit       $ 209,337,961   $ 394,001,809
                                                  =============   =============


          See accompanying notes to consolidated financial statements.

                                                 CITYSCAPE FINANCIAL CORP.
                                        (DEBTOR-IN-POSSESSION AS OF OCTOBER 6, 1998)
                                           CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                           FOR THE YEAR ENDED DECEMBER 31,
                                                                                ----------------------------------------------------
                                                                                     1998               1997                1996
                                                                                -------------       -------------       ------------
REVENUES
  Gain on sale of loans                                                         $     128,024       $  83,365,502       $ 76,820,290
  Net unrealized loss on valuation of residuals                                   (68,846,790)       (148,004,447)                --
  Interest                                                                         14,362,900          73,520,473         24,535,115
  Mortgage origination income                                                       2,238,078           4,848,613          2,811,534
  Other                                                                             1,454,148          20,301,883          3,680,938
                                                                                -------------       -------------       ------------
Total revenues                                                                    (50,663,640)         34,032,024        107,847,877
                                                                                -------------       -------------       ------------

EXPENSES
  Salaries and employee benefits                                                   28,744,183          41,088,956         26,287,642
  Interest expense                                                                 46,438,779          70,689,198         17,279,836
  Selling expenses                                                                  4,423,984           4,136,812          2,337,544
  Other operating expenses                                                         47,060,545          42,085,275         18,210,714
  Provision for loan losses                                                         8,267,267          12,614,269            532,396
  Restructuring charge                                                              3,233,760                  --                 --
                                                                                -------------       -------------       ------------
Total expenses                                                                    138,168,518         170,614,510         64,648,132
                                                                                -------------       -------------       ------------

  (Loss) earnings from continuing operations before
    income taxes and reorganization items                                        (188,832,158)       (136,582,486)        43,199,745
  Reorganization items                                                             31,879,518                  --                 --
                                                                                -------------       -------------       ------------
  (Loss) earnings from continuing operations before
    income taxes                                                                 (220,711,676)       (136,582,486)        43,199,745
  Income tax provision (benefit)                                                       38,267         (18,076,574)        19,324,460
                                                                                -------------       -------------       ------------
  (Loss) earnings from continuing operations                                     (220,749,943)       (118,505,912)        23,875,285
DISCONTINUED OPERATIONS:
  (Loss) earnings from discontinued operations, net of income tax (benefit)
    provision of ($37,188,000) and $15,102,974 in 1997 and 1996, and net of
    extraordinary item of $425,000 in 1997                                                 --        (245,906,000)        26,805,597
  Loss on disposal of discontinued operations                                              --         (49,939,996)                --
                                                                                -------------       -------------       ------------
NET (LOSS) EARNINGS                                                              (220,749,943)       (414,351,908)        50,680,882
Preferred stock dividends paid in common stock                                             --             904,531                 --
Preferred stock - increase in liquidation preference                                6,278,214             917,530                 --
Preferred stock - default payments                                                 14,048,722                  --                 --
Preferred stock - beneficial discount                                                      --           2,725,000                 --
                                                                                -------------       -------------       ------------
NET (LOSS) EARNINGS APPLICABLE TO COMMON STOCK                                  $(241,076,879)      $(418,898,969)      $ 50,680,882
                                                                                =============       =============       ============

EARNINGS (LOSS) PER COMMON SHARE:
  Basic
    (Loss) earnings from continuing operations                                  $       (4.11)      $       (3.70)      $       0.81
    (Loss) earnings from discontinued operations                                           --               (7.40)              0.91
    Loss on disposal of discontinued operations                                            --               (1.50)                --
                                                                                -------------       -------------       ------------
  Net (loss) earnings                                                           $       (4.11)      $      (12.60)      $       1.72
                                                                                =============       =============       ============

  DILUTED(1)
    (Loss) earnings from continuing operations                                  $       (4.11)      $       (3.70)      $       0.78
    (Loss) earnings from discontinued operations                                           --               (7.40)              0.88
    Loss on disposal of discontinued operations                                            --               (1.50)                --
                                                                                -------------       -------------       ------------
  Net (loss) earnings                                                           $       (4.11)      $      (12.60)      $       1.66
                                                                                =============       =============       ============

  WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
    Basic                                                                          58,661,544          33,244,212         29,404,557
                                                                                =============       =============       ============
    Diluted                                                                        58,661,544(1)       33,244,212(1)      30,537,991
                                                                                =============       =============       ============


(1) For the years ended December 31, 1998 and 1997, the incremental shares from assumed conversions are not included in computing the diluted per share amounts because their effect would be antidilutive since an increase in the number of shares would reduce the amount of loss per share. Therefore, basic and diluted EPS figures are the same amount.

          See accompanying notes to consolidated financial statements.

                            CITYSCAPE FINANCIAL CORP.
                  (DEBTOR-IN-POSSESSION AS OF OCTOBER 6, 1998)
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


                                                           PREFERRED SHARES               COMMON SHARES
                                                     -----------------------------  -----------------------------    ADDITIONAL
                                                        NUMBER                          NUMBER                        PAID-IN
                                                      OF SHARES        AMOUNT         OF SHARES        AMOUNT         CAPITAL
                                                    -------------   -------------   -------------   -------------  -------------
Balance at December 31, 1995                                   --   $          --      28,900,732   $     289,007  $  44,838,143
  Comprehensive income:
    Net earnings                                               --              --              --              --             --
    Other comprehensive income, net of taxes
      Unrealized gain on available-for-sale
        securities                                             --              --              --              --             --
      Foreign currency translation adjustment                  --              --              --              --             --
    Other comprehensive income                                 --              --              --              --             --
  Comprehensive income                                         --              --              --              --             --
  Issuance of common stock                                     --              --         101,039           1,010        672,246
  J & J Acquisition                                            --              --         548,000           5,480      9,789,164
  Greyfriars Acquisition                                       --              --          99,362             994      2,483,056
                                                    -------------   -------------   -------------   -------------  -------------
Balance at December 31, 1996                                   --              --      29,649,133         296,491     57,782,609
  Comprehensive loss:
    Net loss                                                   --              --              --              --             --
    Other comprehensive loss, net of taxes                     --              --              --              --             --
      Unrealized loss on available-for-sale
        securities                                             --              --              --              --             --
      Foreign currency translation adjustment                  --              --              --              --             --
    Other comprehensive loss                                   --              --              --              --             --
  Comprehensive loss:                                          --              --              --              --             --
  Issuance of common stock                                     --              --         204,288           2,043        829,864
  Induced conversion of convertible
    subordinated debentures                                    --              --         876,040           8,760     18,170,749
  Issuance of preferred stock                              10,000             100              --              --     97,958,497
  Conversion of preferred stock                            (4,705)            (47)     16,851,414         168,514       (168,467)
  Preferred stock dividends paid in  common stock              --              --          67,863             679        903,852
  Purchase of treasury stock                                   --              --              --              --             --
                                                    -------------   -------------   -------------   -------------  -------------
Balance at December 31, 1997                                5,295              53      47,578,738         476,487    175,477,104
  Comprehensive loss:
    Net loss                                                   --              --              --              --             --
  Comprehensive loss:                                          --              --              --              --             --
  Conversion of preferred stock                              (118)             (1)     17,300,231         173,002       (173,001)
                                                    =============   =============   =============   =============  =============
Balance at December 31, 1998                                5,177   $          52      64,878,969   $     649,489  $ 175,304,103
                                                    =============   =============   =============   =============  =============
                                                                      RETAINED
                                                                      EARNINGS
                                                     UNREALIZED     (ACCUMULATED   Comprehensive      TREASURY
                                                        GAIN           DEFICIT)     Income(Loss)        STOCK           TOTAL
                                                    -------------   -------------   -------------   -------------   -------------
Balance at December 31, 1995                                        $  11,971,905                                  $  57,099,055
  Comprehensive income
    Net earnings                                               --      50,680,882  $  50,680,882              --      50,680,882
    Other comprehensive income, net of taxes
      Unrealized gain on available-for-sale
        securities                                      8,328,950              --      8,328,950              --       8,328,950
      Foreign currency translation adjustment                  --       9,77l,356      9,771,356              --       9,771,356
                                                                                   -------------
    Other comprehensive income                                                        18,100,306
                                                                                   -------------
  Comprehensive income                                                             $  68,781,188
                                                                                   =============
  Issuance of common stock                                     --              --                             --         673,256
  J & J Acquisition                                            --              --                             --       9,794,644
  Greyfriars Acquisition                                       --              --                             --       2,484,050
                                                    -------------   -------------  -------------   -------------   -------------
Balance at December 31, 1996                            8,328,950      72,424,143                             --     138,832,193
  Comprehensive loss:
    Net loss                                                   --    (414,351,908) $(414,351,908)             --    (414,351,908)
    Other comprehensive loss, net of taxes
      Unrealized loss on available-for-sale
        securities                                     (8,328,950)             --     (8,328,950)             --      (8,328,950)
      Foreign currency translation adjustment                  --      (9,771,356)    (9,771,356)             --      (9,771,356)
                                                                                   -------------
    Other comprehensive loss                                                         (18,100,306)
                                                                                   -------------
  Comprehensive loss                                                               $(432,452,214)
                                                                                   =============
  Issuance of common stock                                     --              --                             --         831,907
  Induced conversion of convertible
    subordinated debentures                                    --              --                             --      18,179,509
  Issuance of preferred stock                                  --              --                             --      97,958,597
  Conversion of preferred stock                                --              --                             --              --
  Preferred stock dividends paid in  common stock              --        (904,531)                            --              --
  Purchase of treasury stock                                   --              --                       (175,000)       (175,000)
                                                    -------------   -------------                  -------------   -------------
Balance at December 31, 1997                                   --    (352,603,652)                      (175,000)   (176,825,008)
  Comprehensive loss                                           --    (220,749,943) $(220,749,943)             --    (220,749,943)
    Net loss
                                                                                   -------------
  Comprehensive loss                                                               $(220,749,943)
                                                                                   =============
  Conversion of preferred stock                                --              --                             --              --
                                                    =============   =============                  =============   =============
Balance at December 31, 1998                        $          --   $(573,353,595)                 $    (175,000)  $(397,574,951)
                                                    =============   =============                  =============   =============

          See accompanying notes to consolidated financial statements.

                                                           CITYSCAPE FINANCIAL CORP.
                                                  (DEBTOR-IN-POSSESSION AS OF OCTOBER 6, 1998)
                                                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                           FOR THE YEAR ENDED DECEMBER 31,
                                                                                ---------------------------------------------------
                                                                                      1998              1997              1996
                                                                                ---------------   ---------------   ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  (Loss) earnings from continuing operations                                    $  (220,749,943)  $  (118,505,912)  $    23,875,285
    Adjustments to reconcile net earnings from continuing
     operations to net cash used in continuing operations:
     Depreciation and amortization                                                    6,019,520         2,846,394         3,110,200
     Income taxes payable                                                            16,737,913       (27,527,673)        5,251,091
     Earnings from partnership interest                                                      --                --          (753,663)
     Unrealized gain on securities                                                           --                --          (429,688)
     Decrease (increase) in mortgage servicing receivables                            4,969,162        35,098,537       (34,500,974)
     Decrease (increase) in trading securities                                       92,814,726       (23,275,720)      (87,628,481)
     Provision for losses                                                             8,267,267        12,614,269         7,931,660
     Net purchases of securities under agreement to resell                                   --       154,176,608      (153,796,920)
     (Repayment of ) proceeds from securities sold but not yet purchased                     --      (152,862,526)      152,862,526
     Proceeds from sale of mortgages                                                414,167,300     1,637,387,344     1,270,897,455
     Mortgage origination funds disbursed                                          (460,300,178)   (1,655,191,573)   (1,289,354,776)
     Accrued interest payable on senior notes and convertible debentures             39,771,220         4,483,700                --
     Accrued reorganization charges                                                   8,521,475                --                --
     Other, net                                                                       2,881,472         6,085,062        (3,340,867)
                                                                                ---------------   ---------------   ---------------
Net cash used in continuing operating activities                                    (86,900,066)     (124,671,490)     (105,877,152)
                                                                                ---------------   ---------------   ---------------
Net cash used in discontinued operating activities                                           --      (177,259,754)     (149,317,683)
                                                                                ---------------   ---------------   ---------------
Net cash  used in operating activities                                              (86,900,066)     (301,931,244)     (255,194,835)
                                                                                ---------------   ---------------   ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Sale of discontinued operations, net                                               71,223,599                --                --
  Proceeds from equipment sale & lease-back financing                                        --         1,776,283                --
  Purchases of equipment                                                                     --        (5,134,122)       (4,578,368)
  Proceeds from sale of mortgages held for investment                                 2,997,382        15,248,227                --
  Proceeds from sale of available-for-sale securities                                        --        18,288,999                --
  Net distributions from partnership                                                         --                --         1,099,488
                                                                                ---------------   ---------------   ---------------
Net cash provided by (used in) investing activities                                  74,220,981        30,179,387        (3,478,880)
                                                                                ---------------   ---------------   ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in warehouse facility                                                     28,490,348         5,216,716            91,745
  (Decrease) increase in standby financing facility                                          --        (7,966,292)        7,194,931
  Proceeds from notes and loan payable                                                       --        49,000,000       144,520,719
  Repayment of notes and loans payable                                                       --      (161,405,843)      (33,000,000)
  Proceeds from issuance of preferred stock                                                  --        98,249,950                --
  Proceeds from issuance of convertible subordinated debentures                              --                --       136,060,800
  Net proceeds from issuance of common stock                                                 --           221,296           653,256
  Purchase of treasury stock                                                                 --          (175,000)               --
  Net proceeds from issuance of senior notes                                                 --       290,758,908                --
                                                                                ---------------   ---------------   ---------------
Net cash provided by financing activities                                            28,490,348       273,899,735       255,521,451
                                                                                ---------------   ---------------   ---------------

Net increase (decrease) in cash and cash equivalents                                 15,811,263         2,147,878        (3,152,264)
  Cash and cash equivalents at beginning of the year                                  2,594,163           446,285         3,598,549
                                                                                ---------------   ---------------   ---------------
  CASH AND CASH EQUIVALENTS AT END OF THE YEAR                                  $    18,405,426   $     2,594,163   $       446,285
                                                                                ===============   ===============   ===============

Supplemental disclosure of cash flow information:
  Income taxes paid during the year:
     Continuing operations                                                      $         1,303   $     5,904,507   $    14,699,560
     Discontinued operations                                                                 --           767,335         5,012,017
  Interest paid during the year:
     Continuing operations                                                      $     9,051,343   $    57,194,601   $    11,625,526
     Discontinued operations                                                                 --           867,394         1,231,438


          See accompanying notes to consolidated financial statements.

1. ORGANIZATION

     Cityscape Financial Corp. (the "Company") is a consumer finance company which, through its wholly-owned subsidiary Cityscape Corp. ("CSC"), in the business of selling and servicing mortgage loans secured primarily by one- to four-family residences. CSC is licensed or registered to do business in 44 states and the District of Columbia. Until the Company suspended indefinitely such business in November 1998, the Company also had been in the business of originating and purchasing mortgage loans. The majority of the Company's loans were made to owners of single family residences who use the loan proceeds for such purposes as debt consolidation and financing of home improvements and educational expenditures, among others. The Company is currently operating under the protection of chapter 11 of title 11 of the United States Code (the "Bankruptcy Code").

2. CHAPTER 11 PROCEEDINGS

     The Company determined during 1998 that the best alternative for recapitalizing the Company over the long-term and maximizing the recovery of creditors and senior equity holders of the Company was through a prepackaged plan of reorganization for the Company and CSC, pursuant to the Bankruptcy Code. On October 6, 1998, the Company and CSC filed voluntary petitions (the "Petitions") in the United States Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court").

     During the second and third quarters of 1998, the Company engaged in negotiations, first, with holders of a majority of the Notes (as defined below) and, second, with holders of a majority of the Convertible Debentures (as defined below) on the terms of a plan of reorganization that both groups would find acceptable. Those negotiations had resulted in acceptance by both groups by the requisite majorities of the terms of a plan of reorganization (the "Original Plan"). The Company had then solicited acceptances of the Original Plan from the holders of its Notes, Convertible Debentures and Preferred Stock (as defined below). The Original Plan received the requisite approval from all classes except for the holders of the Company's Series B Preferred Stock (as defined below). Although the Debtors and other parties with an economic stake in the reorganization anticipated that the Original Plan would be confirmed at the originally scheduled confirmation hearing, the Original Plan was not confirmed due primarily to deteriorating market conditions and the Debtors' inability to obtain necessary post reorganization warehouse financing to allow them to emerge from chapter 11. As a result, the Debtors have revised the Original Plan (the "Amended Plan").

     On November 17, 1998, the Company decided to suspend indefinitely all of its loan origination and purchase activities. The Company notified its brokers that it had ceased funding mortgage loans, other than loans that were in its origination pipeline for which it had issued commitments. The Company's decision was due to its determination, following discussions with potential lenders regarding post-reorganization loan warehouse financing, that adequate sources of such financing were not available. With no adequate sources of such financing, the Company determined that it was unable to continue to originate and purchase mortgage loans. On or about December 18, 1998, the Company funded the last of the mortgage loans for which it had issued commitments as of November 17, 1998.

     The Amended Plan provides for substantive consolidation of the assets of the Company and CSC and for distributions to creditors as summarized below. Estimated recoveries are based upon (i) principal and accrued and unpaid interest as of the chapter 11 petition date and (ii) an estimated, aggregate amount of allowed general unsecured claims of $10.0 million. In summary, the Amended Plan, if confirmed by the Bankruptcy Court, would provide that: (i) administrative claims, priority tax claims, bank claims, other secured claims and priority claims will be paid in full; (ii) holders of Notes would receive in exchange for all of their claims, in the aggregate 92.48% of the new common stock of the reorganized company (or 97.91% if the holders of the Convertible Debentures vote to reject the plan); (iii) holders of the Convertible Debentures would receive in exchange for all their claims, in the aggregate, 5.43% of the new common stock of the reorganized company (or 0% if the holders of the Convertible Debentures vote to reject the plan); (iv) holders of general unsecured claims would receive 2.09% of the new common stock of the reorganized company; and (v) existing Common Stock (as defined below), Preferred Stock and warrants of the Company would be extinguished and holders thereof would receive no distributions under the Amended Plan. The Company presently intends to seek confirmation of and to consummate the Amended Plan on or before May 31, 1999. There can be no assurance: (i) as to when, if ever, the Company's loan origination and purchase activities will resume; (ii) that the terms of the Company's plan of reorganization will not change; (iii) that the Bankruptcy Court will confirm such plan within the anticipated timeframe, if at all; or
(iv) that such plan will be consummated (even if it is confirmed).

     The Company and CSC are currently operating their business as debtors-in-possession. In October 1998, the Bankruptcy Court entered a final order approving debtor-in-possession financing arrangements (see Note 10). Under the Bankruptcy Code, the Company and CSC may elect to assume or reject real estate leases and other prepetition executory contracts, subject to Bankruptcy Court approval. Upon rejection, under Section 502 of the Bankruptcy Code, a lessor's claim for damages resulting from the rejection of a real property lease is limited to the rent to be received under such lease, without acceleration, for the greater of one year, or 15%, not to exceed three years, of the remaining term of the lease following the earlier of the date of the Petitions or the date on which the property is returned to the landlord. On December 23, 1998, the Bankruptcy Court granted an order approving the rejection of certain executory contracts and real estate leases. The Company and CSC are continuing to review their remaining leases and executory contracts to determine which, if any additional leases and contracts, should be rejected.

     Liabilities subject to compromise as of December 31, 1998, pursuant to the Plan are summarized as follows:

     12 3/4% Senior Notes                                      $300,000,000
     6% Convertible Subordinated Debentures                     129,620,000
     Accrued interest related to Senior Notes
       and Convertible Debentures                                39,771,220
     Accounts payable                                             8,033,138
                                                               ------------
     Total                                                     $477,424,358
                                                               ============

     Other potential consequences of reorganization under chapter 11 that have not been recorded, including the effect of the determination as to the disposition of executory contracts and leases as to which a final determination by the Bankruptcy Court as to rejection, had not yet been made. Pursuant to an order of the Bankruptcy Court signed in October 1998, prepetition amounts owed to trade creditors may be paid in the ordinary course of business.

     In connection with the Company's restructuring efforts, the Company deferred and continues to defer the interest payments on its Notes and Convertible Debentures since June 1, 1998 and May 1, 1998, respectively. The continued deferral of the interest payments on the Notes and Convertible Debentures constitutes an "Event of Default" pursuant to the respective Indenture under which the securities were issued. The Company stopped accruing interest on the Notes and Convertible Debentures on October 6, 1998, the date the Company filed the Petitions in the Bankruptcy Court.

3. THE CSC-UK SALE; DISCONTINUED OPERATIONS

     The Company commenced operations in the United Kingdom in May 1995 with the formation of City Mortgage Corporation Limited ("CSC-UK"), an English corporation that originated, sold and serviced loans in England, Scotland and Wales in which the Company initially held a 50% interest and subsequently purchased the remaining 50%. CSC-UK had no operations and no predecessor operations prior to May 1995. In April 1998, the Company sold all of the assets, and certain liabilities, of CSC-UK.

     As a result of liquidity constraints, the Company adopted a plan in March 1998, prior to the issuance of its 1997 financial statements, to sell the assets of CSC-UK. In April 1998, pursuant to an Agreement for the Sale and Purchase of the Business of CSC-UK and its Subsidiaries and the Entire Issued Share Capital of City Mortgage Receivables 7 Plc, dated March 31, 1998 (the "UK Sale Agreement"), the Company completed the sale to Ocwen Financial Corporation ("Ocwen") and Ocwen Asset Investment

Corp. ("Ocwen Asset") of substantially all of the assets, and certain liabilities, of CSC-UK (the "UK Sale"). The sale did not include the assumption by Ocwen of all of CSC-UK's liabilities, and therefore, no assurances can be given that claims will not be made against the Company in the future arising out of its former UK operations. Such claims could have a material adverse effect on the Company's financial condition and results of operations. The UK Sale included the acquisition by Ocwen of CSC-UK's whole loan portfolio and loan origination and servicing businesses for a price of (pound)249.6 million, the acquisition by Ocwen Asset of CSC-UK's securitized loan residuals for a price of (pound)33.7 million and the assumption by Ocwen of (pound)7.2 million of CSC-UK's liabilities. The price paid by Ocwen was subject to adjustment to account for the actual balances on the closing date of the loan portfolio and the assumed liabilities. As a result of the sale, the Company received proceeds, at the time of the closing, of $83.8 million, net of closing costs and other fees. During 1998, the Company received an additional $4.5 million from Ocwen related to the loan portfolio adjustments. On February 15, 1999, the Company entered into a settlement agreement (subject to a condition precedent) with Ocwen whereby the Company will receive an additional $3.3 million plus accrued interest in settlement of the assumed liabilities at the date of sale.

     Accordingly, the operating results of CSC-UK and its subsidiaries have been segregated from continuing operations and reported as a separate line item on the Company's financial statements. In addition, net assets of CSC-UK have been reclassified on the Company's financial statements as investment in discontinued operations. The Company has restated its 1996 financial statements to present the operating results of CSC-UK as a discontinued operation.

     Summarized financial information for the discontinued operations is as follows:


                                                       1997           1996
                                                 -------------------------------
SUMMARIZED STATEMENTS OF OPERATIONS:
  Revenues
    Gain on sale of loans                        $   27,797,000    $ 79,432,000
    Servicing receivables                          (106,153,000)             --
    Interest income                                  18,811,000      12,333,000
    Other income                                     21,444,000       7,167,000
                                                 -------------------------------
                                                    (38,101,000)     98,932,000
  Expenses
    Interest expense                                 26,599,000       7,564,334
    Write-off and amoritization of goodwill          58,185,000       3,775,176
    Write-off and amoritzation of prepaid
         commitment fees                             35,245,000       1,800,000
    Other operating expenses                        125,389,000      43,883,919
                                                 -------------------------------
    (Loss) earnings before income taxes and
         extraordinary item                        (283,519,000)     41,908,571
    Gain on extinguishment of debt, net of taxes        425,000              --
                                                 -------------------------------
    (Loss) earnings before income taxes            (283,094,000)     41,908,571
    Income tax (benefit) provision                  (37,188,000)     15,102,974
                                                 -------------------------------
(Loss) earnings from discontinued operations     $ (245,906,000)   $ 26,805,597
                                                 ===============================


     As of December 31, 1998, the Company's net investment in discontinued operations totaled $13.0 million, representing cash on hand in the discontinued operation of approximately $9.1 million and net receivables (net of liabilities) due of approximately $3.9 million. The Company expects to maintain a balance of cash on hand in the discontinued operation to cover existing and potential liabilities and costs until the dissolution of the existing legal entities of CSC-UK and its subsidiaries.

4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

     The Company's consolidated financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and the liquidation of liabilities and commitments in the normal course of business. The Petitions (see Note 2), related circumstances, significant losses from operations and net capital deficiency at December 31, 1998 raise substantial doubt about the Company's ability to continue as a going concern. The appropriateness of using the going concern basis is dependent upon, among other things, confirmation of a plan of reorganization, the successful sale of loans in the whole loan sales market, the ability to access warehouse lines of credit and future profitable operations. While under the protection of chapter 11, the Company may sell or otherwise dispose of assets, and liquidate or settle liabilities, for amounts other than those reflected in the accompanying consolidated financial statements. The accompanying consolidated financial statements reflect adjustments resulting from the adoption of the American Institute of Certified Public Accountants Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" ("SOP 90-7") with respect to financial reporting requirements during reorganization proceedings and do not include any adjustments in the event the Amended Plan is not confirmed. Should the Amended Plan (as defined in Note 2) be confirmed, the Company will adopt fresh-start accounting in accordance with SOP 90-7. The consolidated financial statements do not include any adjustments relating to the Company's ability to continue as a going concern.

Principles of Consolidation

     The consolidated financial statements of the Company include the accounts of CSC and its wholly-owned subsidiaries. The Company has reclassified its 1996 financial statements to present the operating results of CSC-UK as a discontinued operation as discussed in Note 3. All significant intercompany balances and transactions have been eliminated in consolidation.

Revenue Recognition

     On January 1, 1997, the Company prospectively adopted Statement of Financial Accounting Standards ("SFAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities."

     Gains and losses on sale of mortgage loans are recognized when mortgage loans are sold to investors. The Company primarily sells loans on a non-recourse basis, at a price above the face value of the loan. Gain on the sale of loans is recorded on the settlement date. Included in gain on sale of loans for years prior to 1998 is the present value of the differential between the interest rate payable by an obligor on a loan over the interest rate passed through to the purchaser acquiring an interest in such loan, less applicable recurring fees including the costs of credit enhancements and trustee fees.

     For the years prior to 1998, included in the gain on sale of loans is gain on securitizations representing the fair value of the interest-only and residual certificates received by the Company which are reflected as trading securities. Gain on sales from securitization represents the difference between the proceeds received from the trust plus the fair value of the interest-only and residual certificates less the carrying value of the loans sold. Fair value of these certificates is determined based on various economic factors, including loan types, sizes, interest rates, dates of origination, terms and geographic locations. The Company also uses other available information such as reports on collateral value, economic forecasts and historical default and prepayment rates of the portfolio under review. Beginning in the fourth quarter of 1997, the Company began selling its loans on a whole loan sale basis with servicing released.

     Interest income includes income from mortgage loans held for sale and mortgage loans held for investment, in each case, calculated using the interest method and recognized on an accrual basis. The Company defers the accrual of interest when a loan becomes 90 days delinquent.

Valuation of Residuals

     In initially valuing its trading securities and mortgage servicing receivables, the Company established an allowance for expected losses and calculated that allowance on the basis of historical experience and management's best estimate of future credit losses likely to be incurred. In the case where the securitization of loans results in the retention by the Company of interest-only and/or residual certificates, such allowance is embodied in the fair value of such certificates. In the case where the sale of loans into a loan purchase facility results in the retention of mortgage servicing rights, such allowance was reported in the liability section of the statement of financial condition. The amount of this provision is reviewed quarterly and adjustments are made if actual experience or other factors indicate management's estimate of losses should be revised. While the Company retains a substantial amount of risk of default on the loan portfolios that it sells, such risk had been substantially reduced through the sales of loans through securitization.

     Through the Company's loan sales through securitizations and loan purchase facilities, the Company has provided investors with a variety of additional forms of credit enhancements. In certain securitizations, the Company purchases credit enhancements to the senior interest in the related securitization trusts in the form of insurance policies provided by insurance companies. The pooling and servicing agreements that govern the distribution of cash flows from the loans included in the securitization trusts require either (i) the establishment of a reserve that may be funded with an initial cash deposit by the Company or
(ii) the over-collateralization of the securitization trust intended to result in receipts and collections on the loans that exceed the amounts required to be distributed to holders of senior interests. To the extent that borrowers default on the payment of principal or interest on the loans, losses will reduce the over-collateralization to the extent that funds are available and will result in a reduction in the value of the interest-only and residual certificates held by the Company.

     Although the Company believes it has made reasonable estimates of the fair value of the interest-only and residual certificates and mortgage servicing receivables likely to be realized, the rate of prepayment and the amount of defaults utilized by the Company are estimates and actual experience may vary, and has varied from its estimates (See Note 6). The fair value of the interest-only and residual certificates and mortgage servicing receivables recorded by the Company upon the sale of loans through securitizations will have been overstated if prepayments or losses are greater than anticipated. Higher than anticipated rates of loan prepayments or losses would require the Company to write down the fair value of the interest-only and residual certificates, adversely impacting earnings. Similarly, if delinquencies, liquidations or interest rates were to be greater than was initially assumed, the fair value of the interest-only and residual certificates would be negatively impacted which would have an adverse effect on income for the period in which such events occurred. The Company reviews these factors and, if necessary, adjusts the remaining asset to the fair value of the interest-only and residual certificates, pursuant to SFAS No. 115. Should the estimated average loan life assumed for this purpose be shorter than the actual life, the amount of cash actually received over the lives of the loans would exceed the gain previously recognized at the time the loans were sold through securitizations and would result in additional income.

Cash and Cash Equivalents

     Cash and cash equivalents consist of cash on hand and money market funds. Such funds are deemed to be cash equivalents for purposes of the statements of cash flows.

Mortgage Servicing Rights

     The Company recognizes as separate assets the rights to service mortgage loans for others, however those servicing rights are acquired. On a quarterly basis the Company assesses capitalized mortgage servicing rights for impairment based on the current fair value of those rights. Mortgage servicing rights are amortized in proportion to and over the period of the estimated net servicing income. See Note 5.

Mortgage Loans Held for Sale, Net

     Mortgage loans held for sale, net, are reported at the lower of cost or market value, determined on an aggregate basis. Market value is determined by current investor yield requirements and credit quality of the loans in accordance with SFAS No. 65 "Accounting for Certain Mortgage Banking Activities."

Mortgage Loans Held for Investment, Net

     As required by SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," the Company measures impairment based on observable market prices for the similar loans or on the fair value of the collateral of the loan if the loan is collateral dependent. An allowance for loan losses is maintained if the measure of the impaired loan is less than its recorded value.

Real Estate Owned, Net

     Real estate owned consists of real estate acquired through foreclosure or deed-in-lieu of foreclosure on defaulted loan receivables. These properties are carried at the lower of fair value less estimated selling costs or the acquisition cost of the properties.

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

Deferred Debt Issuance Costs

     The Company capitalizes costs incurred related to the issuance of long-term debt. These costs are deferred and amortized on a straight-line basis over the life of the related debt and recognized as a component of interest expense. With the adoption of SOP 90-7, unamortized deferred debt issuance costs related to liabilities subject to compromise were written-off and included in reorganization items on the Statement of Operations. See Note 19.

Liabilities Subject to Compromise

     In accordance with SOP 90-7, the Company classifies all prepetition liabilities that will be impaired by the plan as liabilities subject to compromise.

Income Taxes

     The Company accounts for income taxes under the asset and liability method. Under this method deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement and tax reporting bases of existing assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax laws. Deferred tax liabilities and assets are adjusted for the effect of a change in tax laws or rates.

Earnings Per Share

     Effective December 15, 1997, the Company adopted SFAS No. 128, "Earnings per Share". Basic earnings per share ("EPS") is computed by dividing net earnings applicable to Common Stock by the weighted average number of Common Stock outstanding during the period. Diluted EPS is based on the net earnings applicable to Common Stock adjusted to add back the effect of assumed conversions (e.g., after-tax interest expense of convertible debt) divided by the weighted average number of Common Stock outstanding during the period plus the dilutive potential Common Stock that were outstanding during the period.

     For the years ended December 31, 1998 and 1997, the Company has a net loss applicable to Common Stock. Including potential Common Stock in the denominator of a diluted EPS calculation would be antidilutive since an increase in the number of shares outstanding would reduce the amount of loss per share. Thus, there is no difference between basic and diluted EPS for these periods.

Reclassifications

     Certain amounts in the statements have been reclassified to conform to the 1998 classifications.

Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principals requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change relate to the valuation of the interest-only and residual certificates included in trading securities, the valuation of mortgage servicing receivables and mortgage loans held for sale, net, restructuring charges and reorganization charges.

New Accounting Pronouncements

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities and is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company has not completed its analysis of SFAS No. 133.

     In October 1998, the FASB issued SFAS No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise." SFAS No. 134 requires that after the securitization of mortgage loans held for sale, an entity engaged in mortgage banking activities classify the resulting mortgage-backed securities or other retained interests based on its ability and intent to sell or hold those investments. SFAS No. 134 is effective for the first fiscal quarter beginning after December 15, 1998. The Company intends to continue to classify its interests in mortgage backed securities as trading securities and therefore believes that SFAS No. 134 will not have an impact on its financial reporting.

5. MORTGAGE SERVICING RECEIVABLES

     The mortgage servicing receivables represent the unamortized net present value of the mortgage servicing rights retained by the Company taking into account several factors including industry practices. The amount is amortized over the estimated lives of the underlying receivables sold.

     Effective October 1, 1995, the Company adopted SFAS No. 122 "Accounting for Mortgage Servicing Rights." This statement changed the methodology used to measure impairments of mortgage servicing receivables. The new accounting methodology, as amended by SFAS No. 125, measures the asset's impairment on a disaggregate basis based on the predominant risk characteristic of the portfolio and discounts the asset's estimated future cash flow using a current market rate. The Company has determined the predominant risk characteristics to be interest rate risk and prepayment risk. On a quarterly basis, the Company reviews the mortgage servicing receivables for impairment.

     At December 31, 1997, mortgage servicing receivables consist of the following:

                                                                    1997
                                                                 ----------
     Mortgage servicing receivables                              $9,524,535
     Less:  valuation allowance                                   4,555,373
                                                                 ----------
     Mortgage servicing receivables, net                         $4,969,162
                                                                 ==========

     The activity in the mortgage servicing receivables for the years ended December 31, 1998 and 1997 is summarized as follows:


                                                 1998             1997
                                             -----------------------------

     Balance, beginning of year              $  9,524,535     $ 50,130,313
     Additions from operations                         --       19,583,586
     Valuation adjustments                     (4,899,271)     (22,266,661)
     Securitizations                                   --      (34,571,269)
     Sales                                     (2,783,274)              --
     Amortization                              (1,841,990)      (3,351,434)
                                             -----------------------------
     Balance, end of year                    $         --     $  9,524,535
                                             =============================



     As a result of the Company's liquidity concerns, the Company sold trading securities during the first quarter of 1998 for net proceeds of $26.5 million. Included in the sale of the trading securities were the mortgage servicing rights. Accordingly, at December 31, 1997, the Company valued its mortgage servicing receivable on a net realizable value assuming a liquidation of such assets and recognized an impairment to the value of the mortgage servicing receivables of $22.3 million. During 1997, $34.6 million of mortgage servicing receivables were transferred to trading securities reflecting the Company's securitization of its excess servicing rights on a pool of mortgage loans resulting in the Company recording interest-only and residual certificates.

     During 1998, the Company determined that as a result of the chapter 11 proceedings and the likelihood that all servicing rights will be transferred to a servicer acceptable to the respective trustee on each of the securitizations, there is no value assigned to such servicing rights. Accordingly, during the fourth quarter, the Company wrote down the value of the mortgage servicing receivables and the corresponding allowance for losses to zero. Accordingly, the Company will account for any future servicing revenues as income when collected and costs as expenses when incurred.

6. TRADING SECURITIES

     The interests that the Company received upon loan sales through its securitizations are in the form of interest-only and residual certificates which are classified as trading securities. The Company's trading securities are comprised of interests in home equity mortgage loans and "Sav*-A-Loan(R)" mortgage loans (loans generally made to homeowners with little or no equity in their property but who possess a favorable credit profile and debt-to-income ratio and who often use the proceeds from such loans to repay outstanding indebtedness as well as make home improvements).

     During the years ended December 31, 1997 and 1996, the Company sold $1.1 billion and $993.6 million of its loan origination and purchase volume in various securitizations. During the year ended

December 31, 1998, all of the Company's loan sales were through whole loan sales. In loan sales through securitizations, the Company sells loans that it has originated or purchased to a real estate trust for a cash purchase price and interests in such trusts which are represented by the interest-only and residual certificates. The cash purchase price is raised through an offering of pass-through certificates by the trust.

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

     The table below summarizes the value of the Company's trading securities by product type:

                                               1998                1997
                                           --------------------------------
     Home Equity                           $  6,490,461        $ 75,216,390
     Sav*-A-Loan (R)                         27,170,469          51,259,266
                                           --------------------------------
       Total                               $ 33,660,930        $126,475,656
                                           ================================

     The key assumptions used to value the Company's trading securities at December 31, 1998 and 1997 are as follows:

                                              1998        1997        1996
                                            --------------------------------
     HOME EQUITY
       Discount Rate                          20.0%       15.0%       10.0%
       Constant Prepayment Rate               30.0%       31.8%       24.0%
       Loss Rate per Annum                     7.5%        1.7%        0.5%
     SAV*-A-LOAN(R)
       Discount Rate                          20.0%       15.0%        N/A
       Constant Prepayment Rate               16.8%       16.8%        N/A
       Loss Rate per Annum                     4.5%        3.1%        N/A


     At December 31, 1997, the Company determined the fair value of its home equity securitizations based upon the net realizable value as implied by the first quarter 1998 sale of three of its home equity residuals. Accordingly, the Company recorded net unrealized losses of $89.8 million during 1997 related to its home equity securitizations.

     The unrealized loss of $35.9 million recorded during 1997 related to the Sav*-A-Loan(R) residuals reflects the Company's change in the assumptions used to value such residuals as follows: discount rate increased to 15% from 12%, constant prepayment speed increased to 16.8% from 14% after the twelfth month, and the annual default rate increased from a weighted average loss rate of 1.75% per annum to a weighted average loss rate of 3.06% per annum.

     During 1998, the Company recorded an unrealized loss on valuation of residuals of $68.8 million consisting of a $18.9 million unrealized loss on its home equity residuals and $25.9 million on its Sav*-A-Loan(R) residuals. This unrealized loss was primarily a result of the Company increasing the discount rate to 20% at December 31, 1998 from 15% at December 31, 1997 and increasing the loss assumptions to 7.5% per annum at December 31, 1998 on its home equity securitizations from 1.7% atDecember 31, 1998, as well as increasing the loss assumptions on its Sav*-A-Loan residuals to 4.5% per annum at December 31, 1998 from 3.1% at December 31, 1998. The increased discount rate reflects the erosion and turmoil in the subprime mortgage market experienced during 1998 and corresponding lack of liquidity in the marketplace. The Company's loss experience through increased liquidation efforts indicates higher loss levels than previously anticipated requiring the corresponding increase in loss assumptions. The Company reduced the constant prepayment rate on its home equity securitizations to 30% per annum from 31.8% per annum reflecting the slower speeds experienced over the last half of 1998.

7. MORTGAGE LOANS HELD FOR SALE, NET

     The following table summarizes the carrying values of the Company's mortgage loans held for sale at December 31, 1998 and 1997:

                                               1998                1997
                                           --------------------------------
     Home Equity                           $ 27,762,311        $ 40,992,381
     Sav*-A-Loan (R)                         95,583,472          52,297,643
                                           --------------------------------
                                           $123,345,783        $ 93,290,024
                                           ================================

     Substantially all of the mortgages are pledged as collateral for the Company's warehouse financing facilities. Mortgage loans held for sale, net are reported at the lower of cost or market value, determined on an aggregate basis. There was no allowance for market losses on mortgage loans held for sale at December 31, 1997.

     Included in mortgages held for sale at December 31, 1998 is $4.8 million of loans formerly classified as mortgages held for investment (representing $13.6 million in principal value net of $8.8 million of reserves). The Company reclassified these loans due to its decision to sell all of its mortgage loans as part of its reorganization. During 1998, the Company recorded a $7.1 million valuation allowance against its mortgages held for sale that were not formerly classified as mortgages held for investment.

8. MORTGAGE LOANS HELD FOR INVESTMENT, NET

     The following table summarizes the carrying values of the Company's mortgage loans held for investment, net, at December 31, 1997:

                                                                  1997
                                                              ------------
     Mortgage loans held for investment                       $ 11,906,032
     Allowance for loan losses                                  (5,375,295)
                                                              ------------
     Mortgage loans held for investment, net                  $  6,530,737
                                                              ============


     During 1997, the allowance for loan losses was increased by provisions through the Consolidated Statements of Operations of $12.6 million and decreased by charge-offs of $7.3 million. During 1998, $4.8 million of mortgages held for investment, net were reclassified as mortgages held for sale due to the Company's decision to sell all mortgages held. See Note 7 .

9. OTHER ASSETS

     Other assets at December 31, 1998 and 1997 consist of the following:

                                                      1998         1997
                                                   ------------------------
     Prepaid expenses                              $ 1,234,741  $   548,952
     Deferred debt issuance costs                           --   13,509,074
     Accrued interest receivable                       802,104    1,175,234
     Accounts receivable                             3,425,931    6,297,270
     Premiums due on sales                             994,335    2,072,457
     Servicing advances, net of allowance            8,405,999    2,600,776
     Equipment and leasehold improvements, net          38,686    6,058,206
     Real estate owned, net                             26,160      328,064
     Other                                             670,663      735,943
                                                   ------------------------
     Total                                         $15,598,619  $33,325,976
                                                   ========================

     Deferred debt issuance costs represent the deferred expenses for the Convertible Debentures (see Note 12), issued in May 1996, and the Senior Notes (see Note 11) which were issued in May 1997. At December 31, 1998, deferred debt issuance costs of $12.0 million were written off and included as reorganization items on the Statement of Operations for the year ended December 31, 1998 as required by SOP 90-7.

     Equipment and leasehold improvements of $3.8 million were also written-off at December 31, 1998 primarily due to the Company's deteriorating business and ultimate decision to suspend its origination and purchase activities which resulted in the rejection of several capital leases, the closing of four offices and a significant reduction in staffing levels (see Note 19).

10. FINANCING FACILITIES AND LOAN PURCHASE AGREEMENTS

     Greenwich Warehouse Facility. In January 1997, CSC entered into a secured warehouse credit facility with Greenwich Capital Financial Products, Inc., an affiliate of Greenwich Capital Markets, Inc. (referred to herein, including any affiliates as "Greenwich") to provide a $400.0 million warehouse facility under which CSC borrowed funds on a short-term basis to support the accumulation of loans prior to sale (as amended, the "Greenwich Facility"). Advances under the Greenwich Facility bore interest at a rate of LIBOR plus 150 basis points. The Greenwich Facility was guaranteed by the Company and was secured by the mortgage loans and related assets financed under the Greenwich Facility and by a pledge (on a pari passu basis with the CIT Facility) of the capital stock of certain subsidiaries of CSC holding certain residual securities, as well as by a reserve fund (containing approximately $8.8 million as of December 31, 1998) to cover certain losses of Greenwich under a related whole loan sale agreement. This facility was scheduled to expire on December 31, 1997, at which time CSC and Greenwich entered into an extension agreement through October 8, 1998 (as amended, the "Extension Agreement"). The Extension Agreement provided for a maximum credit line of $150.0 million, subject to adjustment by Greenwich, at an interest rate of LIBOR plus 200 basis points and a fee of 0.25% of the aggregate principal balance of loans to be paid to Greenwich in connection with any sale or securitization or any other transfer to any third party of loans funded under this agreement.

     Subsequent to the filing of the Petitions and pursuant to an order of the Bankruptcy Court dated October 27, 1998, the Company and CSC obtained a $100 million post-petition warehouse facility from Greenwich (the "Greenwich DIP Facility") which repaid in full amounts due under the Greenwich Facility. The Greenwich DIP Facility is secured by substantially all of the assets of CSC and the capital stock of CSC and is guaranteed by the Company. The relative priority of the Greenwich DIP Facility and the CIT/Nomura DIP Facility (as defined below) in the assets of CSC and the Company is determined under an intercreditor agreement between Greenwich and CIT and Nomura (each as defined below), The Greenwich DIP Facility originally bore interest at an interest rate of LIBOR plus 2.75% (7.8% on December 31, 1998).

The Greenwich DIP Facility was scheduled to terminate on February 28, 1999; however, the parties agreed by amendment to the Greenwich DIP Facility (the "Greenwich DIP Facility Amendment") to extend the termination of such facility until April 30, 1999. The Greenwich DIP Facility Amendment was approved by an order of the Bankruptcy Court dated March 24, 1999. Under the Greenwich DIP Facility Amendment, the interest rate was changed to the prime rate plus 2.50%. As of December 31, 1998, $73.4 million was outstanding under the Greenwich DIP Facility.

     CIT Warehouse Facility. On February 3, 1998, CSC entered into a revolving credit facility with the CIT Group/Equipment Financing, Inc. ("CIT") to finance CSC's origination and purchase of mortgage loans, the repayment of certain indebtedness and, subject to certain limitations, other general corporate purposes (as amended, the "CIT Facility"). The CIT Facility was guaranteed by the Company, and bore interest at the prime rate plus 50 basis points. Pursuant to the CIT Facility, CSC had available a secured revolving credit line in an amount equal to the lesser of (i) $30.0 million or (ii) a commitment calculated as a percentage (generally 80% or 85%) of the mortgage loans securing the CIT Facility. The CIT Facility was also subject to sub-limits on the amount of certain varieties of mortgage loan products that may be used to secure advances thereunder. In addition, the CIT Facility was secured by the mortgage loans and related assets financed under the CIT Facility or self-funded by CSC, by a pledge of 65% of the capital stock of CSC-UK, by a pledge (on a pari passu basis with the Greenwich Facility) of the capital stock of certain subsidiaries of CSC holding certain residual securities and by certain other assets.

     Subsequent to the filing of the Petitions and pursuant to an order of the Bankruptcy Court dated October 27, 1998, the Company and CSC obtained a $150 million post-petition warehouse facility (the "CIT/Nomura DIP Facility") from CIT and Nomura Asset Capital Corporation ("Nomura") which repaid in full amounts due under the CIT Facility. The CIT/Nomura DIP Facility is secured by substantially all of the assets of CSC and the capital stock of CSC and is guaranteed by the Company. The CIT/Nomura DIP Facility originally bore interest at an interest rate of LIBOR plus 2.75% or the prime rate (7.75% on December 31, 1998). The CIT/Nomura DIP Facility was scheduled to terminate on February 28, 1999; however, the parties agreed by amendment to the CIT/Nomura DIP Facility (the "CIT/Nomura DIP Facility Amendment") to extend the termination of such facility until March 31, 1999, subject to further extension on a weekly basis upon written notice to CIT and Nomura. The CIT/Nomura DIP Facility Amendment was approved by an order of the Bankruptcy Court dated March 24, 1999. Under the CIT/Normura DIP Facility Amendment, the interest rate was changed to the prime rate plus 2.00%. As of December 31, 1998, $32.6 million was outstanding under the CIT/Nomura DIP Facility.

     The carrying amount of the financing facilities is considered to be a reasonable estimate of fair value.

11. SENIOR NOTES

     In May 1997, the Company issued $300.0 million aggregate principal amount of 12 3/4% Senior Notes due September 1, 2004 in a private placement. Such Notes are not redeemable prior to maturity except in limited circumstances. The coupon at 12 3/4% per annum, is payable semi-annually on each June 1 and December 1 which commenced December 1, 1997. In September 1997, the Company completed the exchange of such Notes for a like principal amount of 12 3/4% Series A Senior Notes due 2004 (the "Notes") which have the same terms as the Notes in all material respects, except for certain transfer restrictions and registration rights.

     In connection with its restructuring efforts, the Company determined to defer the June 1, 1998 interest payment on the Notes. The continued deferral of the interest payment on the Notes constitutes an "Event of Default" pursuant to the Indenture under which such securities were issued. As of October 6, 1998, due to the filing of the Petitions (see Note 2), the Company stopped accruing interest on the Notes.

     At December 31, 1998, the Notes are included in the classification liabilities subject to compromise on the Statement of Financial Condition.

12. CONVERTIBLE SUBORDINATED DEBENTURES

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

     In April 1997, the Company induced the conversion of $14.0 million aggregate principal amount of its Convertible Debentures resulting in the issuance upon conversion of 533,332 shares of the Common Stock (at a conversion price of $26.25 per share) pursuant to the terms of the Convertible Debentures. To induce conversion, the Company issued an additional 342,708 shares of Common Stock and paid the holders of the induced Convertible Debentures $420,000 in cash. In the second quarter of 1997, these transactions resulted in the reduction of Convertible Debentures by $14.0 million, a charge to interest expense of $4.7 million related to the fair market value of the 342,708 inducement shares ($4.3 million) and the cash payment and an increase in stockholders' equity of $18.2 million due to the issuance of the conversion shares and the inducement shares. The net effect of these transactions was an increase of $13.6 million to stockholders' equity in the second quarter of 1997. During 1997, an aggregate of $14.1 million of Convertible Debentures had been converted into Common Stock, including the induced conversion described above. During 1998, there were no conversions of Convertible Debentures into Common Stock.

     The Company deferred the May 1, 1998 interest payment as part of its plan to reorganize the business. The continued deferral of the interest payment on the Convertible Debentures constitutes an "Event of Default" pursuant to the Indenture under which such securities were issued. As of October 6, 1998, due to the filing of the Petitions (see Note 2), the Company stopped accruing interest on the Convertible Debentures. As of December 31, 1998, there were $129.6 million of Convertible Debentures outstanding.

     At December 31, 1998, the Convertible Debentures are included in the classification liabilities subject to compromise on the Statement of Financial Condition.

13. CONVERTIBLE PREFERRED STOCK

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

     During 1998, the Company elected to add an amount equal to the dividend to the Liquidation Preference of the Series A Preferred Stock in lieu of payment of such dividend. In addition, amounts equal to 3% of the Liquidation Preference for each 30-day period (prorated for shorter periods) was added to the Liquidation Preference due to the delisting of the Company's Common Stock from the Nasdaq National Market on January 29, 1998 (as discussed below). As of October 6, 1998, due to the filing of the Petitions (see Note 2), the Company stopped paying and accruing dividends on the Series A Preferred Stock. As of October 6, 1998, the Liquidation Preference varies up to $14,198 per share.

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

     As of December 31, 1997 and 1998, an aggregate of 4,328 and 4,374 shares of the Series A Preferred Stock had been converted (672 and 626 shares remain outstanding) into an aggregate of 10,570,119 and 12,681,270 shares of Common Stock, respectively. As of December 31, 1997 and 1998, all Series A Warrants were outstanding.

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

     During 1998, the Company elected to add an amount equal to the dividend to the Liquidation Preference of the Series B Preferred Stock in lieu of payment of such dividend. In addition, amounts equal to 3% of the Liquidation Preference for each 30-day period (prorated for shorter periods) was added to the Liquidation Preference due to the delisting of the Company's Common Stock from the Nasdaq National Market on January 29, 1998. As of October 6, 1998, due to the filing of the Petitions (see Note 2), the Company stopped paying and accruing dividends on the Series B Preferred Stock. As of October 6, 1998, the Liquidation Preference is $14,335 per share.

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

     As of December 31, 1997 and 1998, an aggregate of 377 and 449 shares of Series B Preferred Stock had been converted (4,623 and 4,551 shares remain outstanding) into an aggregate of 6,281,295 and 21,470,375 shares of Common Stock, respectively. As of December 31, 1997 and 1998, all Series B Warrants were outstanding.

     As of December 31, 1997 and 1998, if all of the outstanding shares of the Series A Preferred Stock and those shares of the Series B Preferred Stock not subject to conversion restrictions, were converted into Common Stock, the Company would not have sufficient authorized shares of Common Stock to satisfy all of these conversions.

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

14.  STOCKHOLDERS' EQUITY (DEFICIT)

     During April and June 1996, the Company issued 274,000 (548,000 after giving effect to the 1996 Dividend as discussed below) and 49,681 (99,362 after giving effect to the 1996 Dividend as discussed below) shares of Common Stock, respectively, in exchange for all of the capital stock of J&J Securities Limited and Greyfriars Group Limited resulting in an increase of $12.3 million to Stockholders' equity.

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

     In April 1997, the Company induced the conversion of $14.0 million aggregate principal amount of its Convertible Debentures resulting in the issuance of 876,040 shares of Common Stock (see Note 13). The net result of this transaction was an increase of $18.2 million to Stockholders' equity.

     In April and September 1997, the Company issued 5,000 shares, respectively, (10,000 shares in total) of Preferred Stock (see Note 13). The net result of these transactions was an increase of $98.0 million to

Stockholders' equity. During 1997, 4,705 shares of Preferred Stock were converted into 16,851,414 shares of Common Stock. In addition, 67,863 shares of Common Stock were issued as preferred stock dividends.

     During 1997, the Company purchased 70,000 shares of Common Stock which resulted in a decrease in Stockholders' equity of $175,000.

     During 1998, 118 shares of Preferred Stock were converted into 17,300,231 shares of Common Stock. There was no change to Stockholders' equity due to these transactions.

15. EMPLOYEE BENEFIT PLANS

     The Company has a defined contribution plan (401(k)) for all eligible employees. Contributions to the plan are in the form of employee salary deferrals which may be subject to an employer matching contribution up to a specified limit at the discretion of the Company. In addition, the Company may make a discretionary annual profit sharing contribution on behalf of its employees. The Company's contribution to the plan amounted to $155,011 and $87,126 for the years ended December 31, 1997 and 1996, respectively. The Company made no contribution to the plan for the year ended December 31, 1998.

     If the Amended Plan is confirmed by the Bankruptcy Court as contemplated, the following employee stock plans will be inoperative going forward. However, set forth below are the terms and payouts of such plans as of December 31, 1998.

The Stock Purchase Plan

     Effective December 1994, the Board of Directors adopted, and the stockholders of the Company approved, the Company's 1995 Employee Stock Purchase Plan (the "Stock Purchase Plan"). The Stock Purchase Plan permits eligible employees of the Company to purchase Common Stock through payroll deductions of up to ten percent of their base salary, up to a maximum of $25,000 in fair market value of the stock (determined at the time such option is granted) for all purchase periods ending within any calendar year. The price of Common Stock purchased under the Stock Purchase Plan will be 85% of the lower of the fair market value of a share of Common Stock on the commencement date or the termination date of the relevant offering period as determined by the bid price listed on the National Quotation Bureau, Inc. OTC Bulletin Board or the Nasdaq National Market System, as applicable. The Stock Purchase Plan was suspended indefinitely after the plan period ended December 31, 1997.

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

16. OTHER INCOME

     Other income includes the following for the years ended December 31, 1998, 1997 and 1996:

                                          1998         1997         1996
                                      -------------------------------------
     Servicing income                 $   819,910  $ 1,640,288  $ 2,791,348
     Gain on sale of
       available-for-sale securities           --   17,957,258           --
     Other income                         634,238      704,337      889,590
                                      -------------------------------------
                                      $ 1,454,148  $20,301,883  $ 3,680,938
                                      =====================================

     Gain on sale of available-for-sale securities represent the pre-tax gain on the sale of 1,090,910 shares (after giving effect to a February 1997 100% stock dividend) of IMC Mortgage Company, including its predecessor Industry Mortgage Company, L.P., ("IMC") during 1997. Prior to IMC's conversion to corporate form, the Company recorded its investment under the equity method of accounting and as such recognized earnings from partnership interest of $753,663 in 1996.

17. OTHER OPERATING EXPENSES

     Other operating expenses include the following for the years ended December 31, 1998, 1997 and 1996:


                                          1998         1997         1996
                                      -------------------------------------
     Professional fees                $13,259,811  $12,272,453  $ 5,754,908
     Travel and entertainment           1,464,732    2,656,336    2,069,164
     Telephone                          1,316,613    2,055,482    1,335,232
     Foreclosure costs                  6,511,805    3,266,222      161,490
     Occupancy                          2,707,517    2,476,794    1,186,797
     Office  and computer supplies      1,390,062    2,560,059    1,186,447
     Temporary help                     1,478,732    1,267,265      437,150
     Equipment leasing                  1,993,722    1,386,113      416,397
     Depreciation                       3,495,258    1,361,670      553,941
     Settlement expense                 2,040,000           --           --
     Subservicer fees                   1,196,617           --           --
     Other                             10,205,676   12,782,881    5,109,188
                                      -------------------------------------
     Total                            $47,060,545  $42,085,275  $18,210,714
                                      =====================================

18. RESTRUCTURING CHARGE

     In February 1998, the Company announced that it begun implementing a restructuring plan that includes streamlining and downsizing its operations. The Company closed its branch operations in Virginia and significantly reduced its correspondent originations for the foreseeable future and exited its conventional lending business. Accordingly, in the first quarter of 1998, the Company recorded a restructuring charge of $3.2 million. Of this amount, $1.1 million represented severance payments made to 142 former employees and $2.1 million represented costs incurred in connection with lease obligations and write-off of assets no longer in service.

19. REORGANIZATION ITEMS

     Reorganization items for the year ended December 31, 1998 are detailed below:

     Professional fees                                          $ 7,716,294
     Severance                                                    3,896,393
     Lease rejections/leasehold improvements                      5,338,000
     Deferred debt issuance costs                                12,012,011
     Other reorganization items                                   2,916,820
                                                                -----------
                                                                $31,879,518
                                                                ===========

     On October 22, 1998, the Company reduced its workforce by 243 employees, from 454 employees to 211 employees. In connection with this reduction, the Company closed its branch operations in California and Illinois, while maintaining its offices in New York and Georgia. On November 17, 1998, the Company decided to suspend indefinitely all of its loan origination and purchase activities. The Company notified its brokers that it had ceased funding mortgage loans, other than loans that were in its origination pipeline for which it had issued commitments. The Company's decision was due to its determination, following discussions with potential lenders regarding post-reorganization loan warehouse financing, that adequate sources of such financing were not available. With no adequate sources of such financing, the Company determined that it was unable to continue loan origination and purchase activities and closed branch operations in New York and Georgia and reduced its workforce by 92 additional employees, including corporate and servicing employees. Accordingly, the Company recorded a reorganization charge of $31.9 million during the fourth quarter of 1998.

20. INCOME TAXES

     The provision (benefit) for income taxes from continuing operations for the years ended December 31, 1998, 1997 and 1996 are comprised of the following:

                                     1998           1997           1996
                                 ------------------------------------------
     Current
       Federal                   $         --   $(14,558,408)  $ 13,436,306
       State                           38,267        300,000      3,638,803
                                 ------------------------------------------
                                       38,267    (14,258,408)    17,075,109
                                 ------------------------------------------
     Deferred
       Federal                             --     (3,818,166)     1,999,996
       State                               --             --        249,355
                                 ------------------------------------------
                                           --     (3,818,166)     2,249,351
                                 ------------------------------------------
     Provision (benefit)
       for income taxes
       from continuing
       operations                $     38,267   $(18,076,574)  $ 19,324,460
                                 ==========================================


The reconciliation of income tax computed at the US federal statutory tax rate to the effective income tax rate for the years ended December 31, 1998, 1997 and 1996 is as follows:

                                                  1998      1997      1996
                                                 -------------------------
     Federal income tax at statutory rate        (35.0%)   (35.0%)    35.0%
     State and local taxes, net of
       federal tax benefit                          --        --       5.5%
     Unrecognized deferred tax asset              35.0%     19.3%       --
     Other, net                                     --       2.5%      4.2%
                                                 -------------------------
                                                    --     (13.2%)    44.7%
                                                 =========================


     Deferred income taxes included in the Consolidated Statements of Financial Condition reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax reporting purposes primarily resulting from the use of the cash basis for tax reporting purposes.

     Deferred taxes as of December 31, 1998, 1997 and 1996 are as follows:

                                        1998            1997            1996
                                   ---------------------------------------------

Gross deferred tax assets          $ 161,146,951   $  69,914,468   $  10,293,342
Less:  valuation allowance          (101,058,388)    (26,376,554)             --
                                   ---------------------------------------------
Net deferred assets                   60,088,563      43,537,914      10,293,342
                                   ---------------------------------------------
Deferred tax liabilities              60,088,563      43,537,914      14,111,508
                                   ---------------------------------------------
Net deferred tax liabilities       $          --   $          --   $   3,818,166
                                   =============================================

     The major components of the gross deferred tax assets and the gross deferred tax liabilities are the net operating loss and the book versus tax differences relating to the gain on sale of loans.

     In accordance with the provisions of Internal Revenue Code Section 382, utilization of the Company's net operating loss carryforwards could be limited in years following a change in the Company's ownership. In general, a change in ownership occurs if a shareholder's (or the combined group of the shareholders each owning less than 5%) ownership increases 50 percentage points over a three year period. The net operating loss limitation is computed by applying a percentage (approximately 5%, as determined by the Internal Revenue Code) to the value of the Company on the date of the change. The Section 382 limitation limits the use of the net operating loss carryforward as computed on the date of the change in ownership. Net operating losses incurred after the date of the change of ownership are not limited unless another change in ownership occurs. A change in ownership occurred in October of 1997 primarily as a result of conversions of the Company's Series A Preferred Stock into the Company's Common Stock. Additionally, it is expected that a change in ownership will occur upon the Company's emergence from bankruptcy. Accordingly, the Company's use of pre-ownership change net operating losses and certain other tax attributes (if any), to the extent remaining after the reduction thereof as a result of the cancellation of indebtedness of the Company, will be limited and generally will not exceed each year the product of the long-term tax-exempt rate and the value of the Company's stock increased to reflect the cancellation of indebtedness pursuant to the Amended Plan.

21. (LOSS) EARNINGS PER SHARE

     The reconciliation of the numerators and denominators of the basic and diluted EPS computations for the years ended December 31, 1998, 1997 and 1996 is as follows:

                                                    INCOME          SHARES     PER SHARE
1998                                              (NUMERATOR)   (DENOMINATOR)    AMOUNT
---------------------------------------------   --------------- -------------  ---------
Earnings (loss) from continuing operations      $ (220,749,943)
Less:  Preferred stock dividends                    20,326,936
                                                ---------------
BASIC EPS
Earnings (loss) applicable to Common Stock        (241,076,879)   58,661,544    $ (4.11)
                                                                                ========
EFFECT OF DILUTIVE SECURITIES
Stock options                                                -             -
Warrants                                                     -             -
Convertible preferred stock                                  -             -
Convertible Debentures                                       -             -
                                                ---------------  ------------
DILUTED EPS
Earnings (loss) applicable to Common Stock +
  assumed conversions                           $ (241,076,879)   58,661,544    $ (4.11)
                                                ===============  ============   ========

1997
---------------------------------------------
Earnings (loss) from continuing operations      $ (118,505,912)
Less:  Preferred stock dividends                     4,547,061
                                                ---------------
BASIC EPS
Earnings (loss) applicable to Common Stock        (123,052,973)   33,244,212    $ (3.70)
                                                                                ========
EFFECT OF DILUTIVE SECURITIES
Stock options                                                -             -
Warrants                                                     -             -
Convertible preferred stock                                  -             -
Convertible Debentures                                       -             -
                                                ---------------  ------------
DILUTED EPS
Earnings (loss) applicable to Common Stock +
  assumed conversions                           $ (123,052,973)   33,244,212    $ (3.70)
                                                ===============  ============   ========

1996
---------------------------------------------
Earnings (loss) from continuing operations         $23,875,285
BASIC EPS
Earnings (loss) applicable to Common Stock          23,875,285    29,404,557      $0.81
                                                                                ========
EFFECT OF DILUTIVE SECURITIES
Stock options                                                -     1,133,434
Convertible Debentures                                       -             -
                                                ---------------  ------------
DILUTED EPS
Earnings (loss) applicable to Common Stock +
  assumed conversions                              $23,875,285    30,537,991      $0.78
                                                ===============  ============   ========


     For the years ended December 31, 1998 and 1997, the incremental shares from assumed conversions are not included in computing the diluted per share amounts because their effect would be antidilutive since an increase in the number of shares would reduce the amount of loss per share. Securities outstanding at December 31, 1998 that could potentially dilute basic EPS in the future are as follows: Convertible Debentures; stock options; Series A Preferred Stock; Series B Preferred Stock; Series A Warrants; and Series B Warrants. However, if the Amended Plan is confirmed by the Bankruptcy Court as contemplated, the Series A Preferred Stock, the Series B Preferred Stock, Series A Warrants and Series B Warrants would receive no distributions. For the year ended December 31, 1996, the effect of the Convertible Debentures is antidilutive and is not included in the computation of diluted EPS.

22. COMMITMENTS AND CONTINGENCIES

Leases

     Since the filing of the Petitions in the Bankruptcy Court, the Company has undertaken a comprehensive review and evaluation of their various unexpired, nonresidential real property leases and various executory contracts. Based on this review and due to substantial downsizing of the Company's business, the Company has rejected four leases of non-residential real property and six leases relating to equipment, maintenance and information systems software. A charge of $5.3 million relating to the rejection of these leases and other leases it intends on rejecting is included in reorganization items on the Statement of Operations for the year ended December 31, 1998.

     Rent expense for office space amounted to $2.5 million, $2.3 million and $1.1 million for the years ended December 31, 1998, 1997 and 1996, respectively.

Litigation

     In the normal course of business, aside from the matters discussed below, the Company is subject to various legal proceedings and claims, the resolution of which, in management's opinion, will not have a material adverse effect on the consolidated financial position or the results of operations of the Company.

     Ceasar Action. On or about September 29, 1997, a putative class action lawsuit (the "Ceasar Action") was filed against the Company and two of its officers and directors in the United States District Court for the Eastern District of New York (the "Eastern District") on behalf of all purchasers of the Company's Common Stock during the period from April 1, 1997 through August 15, 1997. Between approximately October 14, 1997 and December 3, 1997, nine additional class action complaints were filed against the same defendants, as well as certain additional Company officers and directors. Four of these additional complaints were filed in the Eastern District and five were filed in the United States District Court for the Southern District of New York (the "Southern District"). On or about October 28, 1997, the plaintiff in the Ceasar Action filed an amended complaint naming three additional officers and directors as defendants. The amended complaint in the Ceasar Action also extended the proposed class period from November 4, 1996 through October 22, 1997. The longest proposed class period of any of the complaints is from April 1, 1996 through October 22, 1997. On or about February 2, 1998, an additional lawsuit brought on behalf of two individual investors, rather than on behalf of a putative class of investors, was filed against the Company and certain of its officers and directors in federal court in New Jersey (the "New Jersey Action").

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

     Covino Action. In November 1997, Resource Mortgage Banking, Ltd., Covino and Company, Inc. and LuxMac LLC filed against the Company, CSC and two of the Company's officers and directors in state court in Connecticut an application for a prejudgment remedy. The object of the application for the prejudgment remedy was to obtain a court order granting these plaintiffs prejudgment attachment against assets of the Company and CSC in Connecticut pending resolution of plaintiffs' underlying claims. Plaintiffs proposed to file an 18 count complaint against the defendants seeking $60 million in purported damages, injunctive relief, treble damages and punitive damages in an unspecified sum. In February 1998, Judge William B. Lewis orally granted defendants' motion to dismiss on the ground of forum non conveniens and entered a judgment of dismissal, and shortly thereafter, set in a memorandum of decision his reasons for granting the motion to dismiss. Plaintiffs did not file an appeal of the order of dismissal.

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

     Simpson Action. In February 1998, a putative class action lawsuit (the "Simpson Action") was filed against the Company in the U.S. District Court for the Northern District of Mississippi (Greenville Division). The Simpson Action is a class action brought under the anti-kickback provisions of Section 8 of the Real Estate Settlement Procedures Act ("RESPA"). The complaint alleges that, on November 19, 1997, plaintiff Laverne Simpson, through the services of Few Mortgage Group ("Few"), a mortgage broker, obtained refinancing for the mortgage on her residence in Greenville, Mississippi. Few secured financing for plaintiff through the Company. In connection with the financing, the Company is alleged to have paid a premium to Few in the amount of $1,280.00. Plaintiff claims that the payment was a referral fee and duplicative payment prohibited under Section 8 of RESPA. Plaintiff is seeking compensatory damages for the amounts "by which the interest rates and points charges were inflated." Plaintiff also claims to represent a class consisting of all other persons similarly situated, that is, persons (i) who secured mortgage financing from the Company through mortgage brokers from an unspecified period to date (claims under Section 8 of RESPA are governed by a one year statute of limitations) and (ii) whose mortgage brokers received a fee from the Company. Plaintiff is seeking to recover compensatory damages, on behalf of the putative class, which is alleged to be "numerous," for the amounts that "the interest rates and points charges were inflated" in connection with each class member's mortgage loan transaction. The Company answered the complaint and plaintiff has not yet moved for class certification. To date, there has not been a ruling on the merits of either plaintiff's individual claim or the claims of the putative class.

     Other Matters. In April 1998, the Company was named as a defendant in an Amended Complaint filed against 59 separate defendants in the Circuit Court for Baltimore City entitled Peaks v. A Home of Your Own, Inc. et al. This action is styled as a class action and alleges various causes of action (including Conspiracy to Defraud, Fraud, Violation of Maryland Consumer Protection Act and Unfair Trade Practices,

Negligent Misrepresentation, and Negligence) against multiple parties relating to 89 allegedly fraudulent mortgages made on residential real estate in Baltimore, Maryland. The Company is alleged to have purchased at least eight of the loans (and may have purchased 15 of the loans) at issue in the Complaint. The Company has not yet been involved in any discovery and has yet to file its response. In August 1998, the plaintiff filed an amended complaint in which the class action allegations were dropped and instead the complaint was joined by 80 individual plaintiffs. The Company believes that eight of these plaintiffs may have claims that involve loans acquired by the Company. The Company has continued to monitor the proceedings and has participated informally in certain settlement discussion, but, as a result of the Company's chapter 11 proceedings, has not been required to file a response and has not been required to participate formally in any discovery.


     In September 1998, Elliott Associates, L.P. and Westgate International, L.P. filed a lawsuit against the Company and certain of its officers and directors in the United States District Court for the Southern District of New York. In the complaint, plaintiffs describe the lawsuit as "an action for securities fraud and breach of contract arising out of the private placement, in September 1997, of the Series B Preferred Stock of Cityscape." Plaintiffs allege violations of Section 10(b) of the Exchange Act (Count I); Section 20(a) of the Exchange Act (Count II); and two breach of contract claims against the Company (Counts III and IV). Plaintiffs allege to have purchased a total of $20 million of such preferred stock. Plaintiffs seek unspecified damages, including pre-judgement interest, attorneys' fees, other expenses and court costs. The Company and its defendant officers and directors have moved to dismiss this action.

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

     In January 1998, the Company commenced a breach of contract action in the Southern District against Walsh Securities, Inc. ("Walsh"). The action alleges that Walsh breached certain obligations that it owed to the Company under an agreement whereby Walsh sold mortgage loans to the Company. The Company claims damages totaling in excess of $11.9 million. In March 1998, Walsh filed a motion to dismiss or, alternatively, for summary judgement. In May 1998, the Company served papers that opposed Walsh's motion and moved for partial summary judgement on certain of the loans. In December 1998, Judge Stein of the Southern District denied Walsh's motion to dismiss, or, alternatively, for summary judgment with respect to all but 69 of the loans at issue in the litigation. With respect to those 69 loans, Judge Stein granted Walsh's motion and dismissed the loans from the litigation. At that time, Judge Stein also denied the Company's motion for summary judgment. On February 1, 1999, Judge Stein denied the Company's motion for reconsideration of that part of his December 1998 order which granted Walsh's motion to dismiss with respect to 69 of the loans at issue. The case has currently entered a pre-trial discovery phase.

     In April 1998, the Company filed an action in the US District Court for the District of Maryland against multiple parties entitled Cityscape Corp. vs. Global Mortgage Company, et al. The Company is in the process of serving the complaint on the defendants. To date, the Company has yet to receive any responsive pleadings. The complaint seeks damages of $4.0 million stemming from a series of 145 allegedly fraudulent residential mortgages which the Company previously acquired. The Company has previously reserved for losses against such loans.

     Regulatory Matters. In April and June 1996, CSC-UK acquired J&J Securities Limited (the "J&J Acquisition") and Greyfriars Group Limited (formerly known as Heritable Finance Limited) (the "Greyfriars Acquisition"), respectively. In October 1996, the Company received a request from the staff of the Securities and Exchange Commission (the "Commission") for additional information concerning the Company's voluntary restatement of its financial statements for the quarter ended June 30, 1996. The

Company initially valued the mortgage loans in the J&J Acquisition and the Greyfriars Acquisition at the respective fair values which were estimated to approximate par (or historical book value). Upon the subsequent sale of the mortgage portfolios, the Company recognized the fair value of the mortgage servicing receivables retained and recorded a corresponding gain for the fair value of such mortgage servicing receivables. Upon subsequent review, the Company determined that the fair value of such mortgage servicing rights should have been included as part of the fair value of the mortgage loans acquired as a result of such acquisitions. The effect of this accounting change resulted in a reduction in reported earnings of $26.5 million. Additionally, as a result of this accounting change, the goodwill initially recorded in connection with such acquisitions was reduced resulting in a reduction of goodwill amortization of approximately $496,000 from the previously reported figure for the second quarter. On November 19, 1996, the Company announced that it had determined that certain additional adjustments relating to the J&J Acquisition and the Greyfriars Acquisition should be made to the financial statements for the quarter ended June 30, 1996. These adjustments reflect a change in the accounting treatment with respect to restructuring charges and deferred taxes recorded as a result of such acquisitions. This caused an increase in the amount of goodwill recorded which resulted in an increase of amortization expense as previously reported in the second quarter of 1996 of $170,692. The staff of the Commission has requested additional information from the Company in connection with the accounting related to the J&J Acquisition and the Greyfriars Acquisition. The Company is supplying such requested information. In mid-October 1997, the Commission authorized its staff to conduct a formal investigation which, to date, has continued to focus on the issues surrounding the restatement of the financial statements for the quarter ended June 30, 1996. The Company is continuing to cooperate fully in this matter.

     As a result of the Company's negative operating results, the Company received inquiries from the New York State Department of Banking regarding the Company's qualifications to continue to hold a mortgage banking license. In connection with such inquiries, the Company was fined $50,000 in 1998 and agreed to provide the banking department with specified operating information on a timely basis and to certain restrictions on its business. Although the Company believes it complies with its licensing requirements, no assurance can be given that additional inquiries by the banking department or similar regulatory bodies will not have an adverse effect on the licenses that the Company holds which in turn could have a negative effect on the Company's results of operations and financial condition.

     UK Sale Agreement. On September 4, 1998, CSC-UK commenced proceedings in the High Court of Justice, London against Ocwen for the payment of certain sums due under the UK Sale Agreement (the "Proceedings"). Although Ocwen initially informed CSC-UK that it would defend the Proceedings, Ocwen then satisfied CSC-UK's claim by paying CSC-UK (pound)1.7 million ($2.8 million) on November 24, 1998. Prior to CSC-UK initiating the Proceedings, Ocwen informed CSC-UK that it would defend the (then proposed) Proceedings on the basis that any sums owed by Ocwen to CSC-UK, should be set off or extinguished against a sum which Ocwen claimed was due or, alternatively, was recoverable by it from CSC-UK on the grounds of CSC-UK's breach of warranty or misrepresentation with respect to matters concerning loans of Greyfriars (the "Alleged Loan Liabilities"). With respect to the Alleged Loan Liabilities, Ocwen claimed that CSC-UK had excessively charged borrowers, failed to notify borrowers of interest rate rises and failed to advise borrowers of increased repayments. Ocwen claimed that these liabilities totaled approximately (pound)13.0 million ($21.2 million). Additionally, pursuant to the UK Sale Agreement, Ocwen held back a sum of (pound)3.5 million ($5.7 million) with respect to the purchase price, pending the determination of certain other figures under the UK Sale Agreement (the "Holdback"), which sum was paid into a Holdback account at the time of the UK Sale Agreement.

     On February 15, 1999, the Company, Ocwen and certain of their subsidiaries entered into a settlement agreement in full and final settlement of all causes of action, claims, demands, liabilities, damages, costs, charges and expenses that the Company, CSC-UK and Ocwen and their respective subsidiaries may have against each other. Such claims include Ocwen's alleged claim against the Company and/or CSC-UK with respect to the Alleged Loan Liabilities. Under the settlement agreement, CSC-UK will be paid (pound)2.0 million ($3.3 million) plus interest from the Holdback account, and Ocwen will be paid the remaining (pound)1.5 million ($2.4 million) plus interest from the Holdback account. The above settlement is contemplated in the Company's recorded investment in discontinued operations at December 31, 1998.

     The approval of the Bankruptcy Court is a condition to the effectiveness of the settlement agreement. The Company will apply for the Bankruptcy Court's approval subject to Ocwen's agreement to the Company's request to substitute itself for the Company or its subsidiaries where appropriate, as the party to related legal proceedings with borrowers. It is contemplated that this issue will be resolved shortly.

     Chapter 11 Proceedings. On October 6, 1998, the Company and CSC filed the Petitions in the Bankruptcy Court. See Note 2.

    Employee Agreements

     The Company has employment agreements with 3 officers and employees of the Company. The Company guarantees annual compensation ranging from $210,000 to $300,000 per year. The employment agreements extend through December 31, 1999.

23. CONCENTRATIONS

     For the years ended December 31, 1998, 1997 and 1996, revenues from loan sales and loan servicing constituted the primary source of the Company's revenues. For the years ended December 31, 1998 and 1997, there were no institutional purchasers who accounted for more than 10% of the total revenues. For the year ended December 31, 1996, there was one institutional purchaser who acted as a conduit to securitize the Company's loan originations that accounted for 10% or more (36.7%) of the total revenues.

24. FAIR VALUE OF FINANCIAL INSTRUMENTS

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

     Mortgage loans held for sale, net: The fair values were estimated by using current institutional purchaser yield requirements. The fair value of the mortgage loans held for sale, net totaled $123.3 million and $95.2 million at December 31, 1998 and 1997, respectively.

     Mortgage loans held for investment, net: The fair value was estimated using a combination of the current interest rate at which similar loans with comparable maturities would be made to borrowers with similar credit ratings, and adjustments for the additional credit risks associated with loans of this type. Since the loans had a weighted average coupon rate of 12.2% at December 31, 1997, and since additional credit risk adjustments had been provided through reserves for loan losses, the carrying value was a reasonable estimate of fair value.

Warehouse financing facilities: This facility has an original maturity of less than 120 days and, therefore, the carrying value is a reasonable estimate of fair value.

25. SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES

     The following is a summary of the significant noncash investing and financing activities during the years ended 1998, 1997 and 1996:

1998:
Reclassification of mortgages held for
  investment to mortgages held for sale                              $ 3,533,355

1997:
Reclassification of mortgages held for
  sale to mortgages held for investment                              $14,641,389
Conversion of Convertible Debentures
  into Common Stock                                                   14,110,000
Preferred Dividends paid in the form
  of Common Stock                                                        904,531

1996:
Available-for-sale securities received                               $14,618,194
Reclassification of mortgages held for
  sale to mortgages held for investment                                4,182,414
Conversion of Convertible Debentures
  into Common Stock                                                       20,000


26. SELECTED QUARTERLY DATA (UNAUDITED)

     The following represents selected quarterly financial data for the Company:

                                                                                   THREE MONTHS ENDED
                                                         -----------------------------------------------------------------------
                                                            MARCH 31,           JUNE 30,        SEPTEMBER 30,      DECEMBER 31,
                                                         --------------      -------------      -------------      -------------
1998
----------------------------------------------------
Revenues                                                 $   (7,190,799)     $  (4,559,167)     $    (317,488)     $ (38,596,186)
Net loss                                                    (51,182,399)       (35,888,488)       (46,559,664)       (87,119,392)
Preferred stock dividends                                     4,587,130          6,896,165          8,229,387            614,254
Net loss applicable to common stock                      $  (55,769,529)     $ (42,784,653)     $ (54,789,051)     $ (87,733,646)
Loss per common share:                                   $        (1.17)(5)  $       (0.75)(5)  $       (0.84)(5)  $       (1.35)(5)

1997
----------------------------------------------------
Revenues                                                 $   45,549,383      $  54,737,559      $ (25,384,830)     $ (40,870,088)
Earnings (loss) from continuing operations                    7,486,095          7,474,266        (47,371,328)       (86,094,945)
Earnings (loss) from discontinued operations
  net of taxes                                                9,308,696         (3,462,789)       (22,271,374)      (229,480,533)
Loss on disposal of discontinued operations                          --                 --                 --        (49,939,996)
Net earnings (loss)                                          16,794,791          4,011,477        (69,642,702)      (365,515,474)
Preferred stock dividends                                            --          1,066,874          1,035,315          2,444,872
Net earnings (loss) applicable to common stock           $   16,794,791      $   2,944,603      $ (70,678,017)     $(367,960,346)
Earnings (loss) per common share(1)(2):
  Basic
    Continuing operations                                $         0.25      $        0.21      $       (1.50)     $       (2.21)
    Discontinued operations                                        0.32              (0.11)             (0.69)             (5.72)
    Disposal of discontinued operations                              --                 --                 --              (1.25)
                                                         --------------      -------------      -------------      -------------
        Net (loss) earnings                              $         0.57      $        0.10      $       (2.19)     $       (9.18)
                                                         ==============      =============      =============      =============
  Diluted
    Continuing operations                                $         0.24(3)   $        0.20(4)   $       (1.50)     $       (2.21)
    Discontinued operations                                        0.30              (0.11)             (0.69)             (5.72)
    Disposal of discontinued operations                              --                 --                 --              (1.25)
                                                         --------------      -------------      -------------      -------------
                                                         $         0.54      $        0.09      $       (2.19)(5)  $       (9.18)(5)
                                                         ==============      =============      =============      =============

1996
----------------------------------------------------
Revenues                                                 $   15,832,612      $  20,887,927      $  32,873,161      $  38,254,177
Earnings from continuing operations                           3,433,928          7,111,505          8,193,845          5,136,007
Earnings from discontinued operations, net of taxes           5,839,216          4,014,491          6,220,992         10,730,898
Net earnings                                             $    9,273,144      $  11,125,996      $  14,414,837      $  15,866,905
Earnings per common share(1)(2):
  Basic
    Continuing operations                                $         0.12      $        0.24      $        0.28      $        0.18
    Discontinued operations                                        0.20               0.14               0.21               0.36
                                                         --------------      -------------      -------------      -------------
        Net earnings                                     $         0.32      $        0.38      $        0.49      $        0.54
                                                         ==============      =============      =============      =============
  Diluted
    Continuing operations                                $         0.11      $        0.24(3)   $        0.26      $        0.16(3)
    Discontinued operations                                        0.20               0.13               0.17               0.35
                                                         --------------      -------------      -------------      -------------
        Net earnings                                     $         0.31      $        0.37      $        0.43      $        0.51
                                                         ==============      =============      =============      =============

(1) In the fourth quarter of 1997, the Company adopted SFAS No. 128. Prior period amounts have been restated to comply with the requirements of SFAS No. 128.

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

(5) For these quarters, the incremental shares from assumed conversions are not included in computing the diluted per share amounts because their effect would be antidilutive since an increase in the number of shares would reduce the amount of loss per share. Therefore, basic and diluted EPS figures are the same amount


27. COMPREHENSIVE INCOME

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

     The table below details the comprehensive (loss) income for the years ended December 31, 1998, 1997 and 1996:


                                                            FOR THE YEAR ENDED DECEMBER 31,
                                                 --------------------------------------------------
                                                   1998                1997             1996
                                                 ------------       -------------     -------------
Net (loss) earnings                              $(220,749,943)    $(414,351,908)    $  50,680,882
Other comprehensive income,
  net of income taxes:
    Foreign currency
       translation adjustments                              --        (9,771,356)        9,771,356
    Unrealized (loss) gain on
       available-for-sale securities                        --        (8,328,950)        8,328,950
                                                 -------------     -------------     -------------
Comprehensive (loss)  income, net of tax         $(220,749,943)    $(432,452,214)    $  68,781,188
                                                 =============     =============     =============

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth the name, age and position with the Company of each person who is an executive officer or director of the Company or its subsidiaries.

NAME                   AGE             POSITIONS WITH THE COMPANY
----                   ---             --------------------------
Steven M. Miller        43   Chief Executive Officer, President and Director;
                             Senior Vice
                             President and Director of CSC
Robert C. Patent        48   Vice Chairman of the Board, Executive
                             Vice President, Treasurer and Director;
                             Executive Vice President, Treasurer,
                             Assistant Secretary and Director of CSC
Robert Grosser          41   Chairman of the Board and Director; Director of CSC
Jonah L. Goldstein      63   General Counsel and Director; General
                             Counsel and Director of CSC
Arthur P. Gould         81   Director
Hollis W. Rademacher    63   Director
Peter S. Kucma          49   President and Director of CSC
Cheryl P. Carl          46   Vice President and Secretary;
                             Executive Vice President, Treasurer, Secretary
                             and Director of CSC
Tim S. Ledwick          41   Vice President and Chief Financial Officer;
                             Senior Vice President, Chief Financial Officer
                             of CSC

     Director and officer positions of CSC are currently for a term of one year. Effective with the Company's 1996 annual meeting of stockholders held on June 12, 1996, the Board of Directors of the Company has been divided into three classes as nearly equal in size as is practicable and directors of the Company serve staggered terms of three years. Executive officers of the Company and CSC are appointed by their respective Boards of Directors. The name and business experience during the past five years of each director and executive officer of the Company are described below:

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

     Jonah L. Goldstein has been General Counsel of the Company since September 1995 and a Director since June 1995. Mr. Goldstein served as a consultant to CSC from December 1993 through June 1995 and has served as a Director since January 1995 and as General Counsel since January 1996. Effective July 1, 1995, Mr. Goldstein entered into an employment agreement with the Company. From its formation in 1980 until its acquisition by CSC in 1994, Mr. Goldstein was President and Chairman of Astrum Funding Corp. ("Astrum"), a mortgage banker. Mr. Goldstein currently serves as Chairman and Director of Advance Abstract Corp., a company that sells title insurance. He is also sole shareholder of Jonah L. Goldstein, P.C.

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

     Hollis W. Rademacher has been a Director of the Company since June 1995. Currently, Mr. Rademacher is actively involved in a variety of financial consulting and corporate director capacities. Mr. Rademacher serves as a director of several closely held organizations in the financial service, distribution and real estate industries. He also serves as Director of Schawk, Inc., a public company engaged in producing molded plastic products and pre-press services and products for printed packaging applications and College Television Network and Wintrust Financial Corp. From 1988 to 1993, Mr. Rademacher served as Chief Financial Officer of Continental Bank Corp.

     Peter S. Kucma has been President and a Director of CSC since November 1997. Previously, he served as Senior Vice President and Chief Operating Officer of CSC since May 1997. Prior to joining the Company, Mr. Kucma was employed by GE Capital Mortgage Services, Inc., serving as Vice President (General Manager)
- GE Capital Home Equity Services from 1996 through April 1997, Vice President Operations Management/Business Development from 1994 to 1996, Vice President - Asset and Risk Management from 1991 to 1994 and Vice President of Finance and Chief Financial Officer from 1990 to 1991. From 1985 to 1990, Mr. Kucma served as Vice President of Finance and Chief Financial Officer of Travelers Mortgage Services, Inc.

     Cheryl P. Carl has been Secretary of the Company since June 1994 and Vice President since June 1996. Ms. Carl also has served as Vice President of CSC since January 1994, Secretary of CSC since June 1994 and as Assistant Treasurer and as Director of CSC since January 1995. Ms. Carl was promoted to Senior Vice President/Operations of CSC in June 1996. Ms. Carl was promoted to Executive Vice President and Treasurer of CSC in May 1998. From its formation in 1980 until its acquisition by CSC in 1994, Ms. Carl was Executive Vice President and Director of Astrum, a mortgage banker specializing in non-conventional loans. Ms. Carl also is a Director and Secretary of Advance Abstract Corp., a company that sells title insurance.

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Exchange Act requires the Company's executive officers and directors and persons who own more than 10% of the Company's Common Stock to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the Commission. Executive officers, directors and 10% stockholders are required by the Commission to furnish the Company with copies of all Forms 3, 4 and 5 that they file.

     Based solely on its review of copies of such forms and such written representations regarding compliance with such filing requirements as were received from its executive officers, directors and greater than 10% stockholders, the Company believes that all such Section 16(a) filing requirements were complied with respect to the Company's 1998 fiscal year.

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

NON-EMPLOYEE DIRECTOR COMPENSATION

     Directors who are not employees of the Company receive stock options pursuant to the Company's 1995 Non-Employee Directors Stock Option Plan (the "Directors Plan"). The Directors Plan provides for automatic grants of an option to purchase 40,000 shares of Common Stock to the Company's eligible non-employee directors upon their election to the Board of Directors of the Company. Each eligible non-employee director is granted an additional option, subject to certain restrictions, to purchase 15,000 shares of Common Stock on each anniversary of his or her election so long as he or she remains an eligible non-employee director of the Company. The exercise price of any options granted under the Directors Plan is the fair market value of the Common Stock on the date of grant. No more than 400,000 shares of Common Stock may be issued upon exercise of options granted under the Directors Plan, subject to adjustment to reflect stock splits, stock dividends and similar capital stock transactions. Options may be granted under the Directors Plan until June 1, 2005. In 1998, no options were granted under the Directors Plan. If the Amended Plan is confirmed by the Bankruptcy Court, the Non-Employee Directors Plan will be inoperative.

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

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     During fiscal 1998, the Compensation Committee was comprised of Messrs. Gould and Rademacher, neither of whom is an executive officer of the Company. None of the executive officers of the Company served on the board of directors or on the compensation committee of any other entity, any of whose officers served on the Compensation Committee of the Company.

EXECUTIVE OFFICERS' COMPENSATION

     The following table sets forth certain information concerning the annual and long-term compensation earned by the Company's Chief Executive Officer and each of the four other most highly compensated executive officers on December 31, 1998 whose annual salary and bonus during the fiscal years presented exceeded $100,000 (the "Named Executive Officers").

                                                      SUMMARY COMPENSATION TABLE
                                                          ANNUAL COMPENSATION


                                                                                                          LONG TERM
                                                                                                        COMPENSATION
                                                                                                           AWARDS
                                                                   ANNUAL COMPENSATION                  ------------
                                                          ---------------------------------------        SECURITIES
      NAME AND                               FISCAL                                  OTHER ANNUAL        UNDERLYING       ALL OTHER
 PRINCIPAL POSITION                           YEAR         SALARY         BONUS      COMPENSATION       OPTIONS/SARS    COMPENSATION
 ------------------                         --------      --------       --------    ------------       ------------    ------------
Steven M. Miller                               1998       $250,000       $600,000       $     --                --       $     --
   President and                               1997        201,923             --             --           500,000         80,000(2)
   Chief Executive                             1996             --             --             --                --             --
   Officer; Senior
   Vice President
   of CSC (1)

Robert C. Patent                               1998       $244,277       $200,000       $     --                --       $     --
   Executive Vice                              1997        232,274             --             --            20,000             --
   President and                               1996        226,174        884,665             --                --         70,990(3)
   Treasurer;
   Executive Vice
   President and
   Treasurer of CSC

Jonah L. Goldstein                             1998       $236,773       $200,000       $     --                --       $     --
   General Counsel;                            1997        215,720             --             --            12,000             --
   General Counsel                             1996        180,235        378,287             --                --          3,000(4)
   of CSC


Peter Kucma                                    1998       $280,045       $275,000       $     --                --       $     --
   President of CSC(1)                         1997        160,577         25,000         42,563(5)        400,000             --
                                               1996             --             --             --                --             --

Cheryl P. Carl                                 1998       $324,755       $200,000       $     --                --       $     --
   Vice President                              1997        215,720             --             --            12,000             --
   and Secretary;                              1996        180,235        378,287             --                --          3,000(4)
   Executive Vice
   President,
   Treasurer and
   Secretary of CSC
------------------

(1) Mr. Miller has been the President and Chief Executive Officer of the Company since November 1997. Mr. Kucma has been President of CSC since November 1997.

(2) Represents consulting fees paid to Mr. Miller prior to his joining the Company.

(3) Represents premium payments of $67,990 made by the Company pursuant to a split-dollar life insurance policy that provided a benefit of $2,100 and $3,000 paid as qualified matching contributions under the Company's employee benefit plan.

(4) Reflects amounts paid as qualified matching contributions under the Company's employee benefit plan.

(5)  Of this amount, $18,976 represents relocation benefits.

EMPLOYMENT AGREEMENTS

     The Company has employment agreements with three of the executive officers of the Company. Each agreement requires the executive officer to devote his or her full time and best efforts to the Company during the term of the agreement.

     The employment agreement with Ms. Carl is for a term commencing May 31, 1998 and ending December 31, 1999. The agreement provides for an annual salary of $275,000. Because of Ms. Carl's commitment to remain employed with the Company during the Company's reorganization, the agreement also provided for the payment of a stay bonus of $200,000, all of which was paid to Ms. Carl byJanuary 5, 1999. The agreement also provides for a bonus for 1998 of up to $75,000, conditioned upon the attainment of certain performance objectives.

     The employment agreement with Mr. Kucma is for a term commencing May 31, 1998 and ending December 31, 1999. The agreement provides for an annual salary of $300,000. Because of Mr. Kucma's commitment to remain employed with the Company during the Company's reorganization, the agreement also provided for the payment of a stay bonus of $250,000, all of which was paid to Mr. Kucma byJanuary 5, 1999. The agreement also provides for a bonus for 1998 of up to $450,000, of which entitlement to $200,000 will be determined by the Board of Directors in its discretion and entitlement to up to $250,000 is conditioned upon the attainment of certain performance objectives.

     The employment agreement with Mr. Ledwick is for a term commencing May 31, 1998 and ending December 31, 1999. The agreement provides for an annual salary of $210,000. Because of Mr. Ledwick's commitment to remain employed with the Company during the Company's reorganization, the agreement also provided for the payment of a stay bonus of $100,000, all of which was paid to Mr. Ledwick byJanuary 5, 1999. The agreement also provides for a bonus for 1998 of up to $40,000, conditioned upon the attainment of certain performance objectives.

EMPLOYEE STOCK PLANS

     If the Amended Plan is confirmed by the Bankruptcy Court, the following employee stock plans will be inoperative. However, set forth below are the terms and payouts of such plans as of December 31, 1998.

     Effective June 1995, the Board of Directors adopted, and the stockholders of the Company approved, the Company's 1995 Stock Option Plan. No more than 3,600,000 shares of Common Stock may be issued upon exercise of options granted under the 1995 Stock Option Plan, and no eligible person may receive options to purchase more than 600,000 shares of Common Stock during any calendar year, subject to adjustment to reflect stock splits, stock dividends, and similar capital stock transactions. The 1995 Stock Option Plan is administered by a committee of non-employee directors or the entire Board of Directors as a group which has the authority to determine the terms and conditions of options granted under the 1995 Stock Option Plan and to make all other determinations deemed necessary or advisable for administering the 1995 Stock Option Plan, provided that the exercise price of the options granted under the 1995 Stock Option Plan cannot be less than the fair market value of the Common Stock on the date of grant. As of December 31, 1998, there were 2,090,524 options outstanding under the 1995 Stock Option Plan.

     Effective December 1994, the Board of Directors adopted, and the stockholders of the Company approved, the Company's Stock Purchase Plan. The Stock Purchase Plan, and the right of participants to make purchases of the Common Stock thereunder, is intended to qualify under the provisions of Section 421 and 423 of the Code (as defined below) and for persons subject to Section 16 of the Exchange Act, under the provisions of Rule 16b-3 of the Exchange Act. The Stock Purchase Plan is generally administered by a committee appointed by the Board of Directors of the Company which has the authority to make all determinations, interpretations and rules deemed necessary or advisable for administering the Stock Purchase Plan. The Stock Purchase Plan permits eligible employees of the Company to purchase Common Stock through payroll deductions of up to ten percent of their salary, up to a maximum of $25,000 in fair market value of the stock (determined at the time such option is granted) for all purchase periods ending within any calendar year. The price of Common Stock purchased under the Stock Purchase Plan will be 85% of the lower of the fair market value of a share of Common Stock on the commencement date or the termination date of the relevant offering period. No more than 1,600,000 shares of Common Stock may be issued upon exercise of options granted under the Stock Purchase Plan and no more than 400,000 shares plus unissued shares from prior offerings may be issued in each calendar year under the Stock Purchase Plan. To date, 118,330 shares of Common Stock have been issued pursuant to the Stock Purchase Plan.

     Effective June 1997, the Board of Directors adopted, and the stockholders of the Company approved, the Company's 1997 Stock Option Plan. No more than 1,500,000 shares of Common Stock may be issued upon exercise of options granted under the 1997 Stock Option Plan, and no eligible person may receive options to purchase more than 500,000 shares of Common Stock during any calendar year, subject to adjustment to reflect stock splits, stock dividends, and similar capital stock transactions. The 1997 Stock Option Plan is administered by a committee of non-employee directors or the entire Board of Directors as a group which has the authority to determine the terms and conditions of options granted under the 1997 Stock Option Plan and to make all other determinations deemed necessary or advisable for administering the 1997 Stock Option Plan, provided that the exercise price of the options granted under the 1997 Stock Option Plan cannot be less than the fair market value of the Common Stock on the date of grant. As of December 31, 1998, there were no options outstanding under the 1997 Stock Option Plan.

OPTION GRANTS IN 1998

     During 1998, there were no grants of options.

AGGREGATED OPTION EXERCISES IN 1998 AND 1998 YEAR-END OPTION VALUES (1)

     The following table sets forth for the Chief Executive Officer and the other Named Executive Officers, information with respect to unexercised options and year-end option values, in each case with respect to options to purchase shares of the Company's Common Stock:


                                                                                                          VALUE OF UNEXERCISED
                                                               NUMBER OF UNEXERCISED OPTIONS               IN-THE-MONEY OPTIONS
                              SHARES                           HELD AS OF DECEMBER 31, 1998              AT DECEMBER 31, 1998 (2)
                           ACQUIRED ON         VALUE          ------------------------------        -------------------------------
NAME                         EXERCISE        REALIZED          EXERCISABLE     NONEXERCISABLE       EXERCISABLE      NONEXERCISABLE
----                         --------        --------          -----------     --------------       -----------      --------------

Steven M. Miller               --            $   --               162,500          337,500         $      --        $     --

Robert C. Patent               --                --                20,000            --                   --              --

Jonah L. Goldstein             --                --               162,000            --                   --              --

Peter S. Kucma                 --                --               100,000          300,000                --              --

Cheryl P. Carl                 --                --               162,000            --                   --              --

---------

(1) If the Plan is confirmed by the Bankruptcy Court as contemplated, the Company's stock option plans will be inoperative.

(2)  No options were in-the-money as of December 31, 1998.

     401(K) PLAN

     The Company sponsors a 401(k) plan, a savings and investment plan intended to be qualified under Section 401 of the Internal Revenue Code of 1986, as amended (the "Code"). Participating employees may make pre-tax contributions, subject to limitations under the Code, of a percentage of their total compensation. The Company, in its sole discretion, may make matching contributions for the benefit of all participants with at least one year of service who make pre-tax contributions. The Company made no contributions to the plan of the year ended December 31, 1998.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth information as to shares of Common Stock of the Company owned as of March 22, 1999, by (i) each person who, to the extent known to the Company, beneficially owned more than 5% of such outstanding Common Stock; (ii) each director; and (iii) each Named Executive Officer of the Company; and (iv) all directors and executive officers as a group.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
                                                             SHARES
                                                        BENEFICIALLY OWNED
                                                    -------------------------
     NAME OF BENEFICIAL OWNER(1)                      NUMBER         PERCENT
     ---------------------------                    ----------     ----------
Steven M. Miller (2) .............................     275,000             *%

Robert C. Patent (3) .............................   3,927,192            6.1

Robert Grosser (4) ...............................   3,762,284            5.8

Jonah L. Goldstein (5) ...........................     543,352              *

Arthur P. Gould ..................................          --             --

Hollis W. Rademacher (6) .........................      67,600              *

Peter S. Kucma (7) ...............................     200,000              *

Cheryl P. Carl (5) ...............................     518,200              *

All directors and executive
  officers as a group (9 persons) (8) ............   9,418,034           14.3

Elliott Associates, L.P. (9) .....................   6,687,012            9.9

Westgate International, L.P. (10) ................   6,687,012            9.9

East Barclay Capital Associates, Inc. (11) .......   4,568,908            7.0

United Equities Commodities Company (12) .........   5,687,783            8.8

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

(2) Represents options to purchase 275,000 shares granted pursuant to the 1995 Stock Option Plan.

(3) Includes 400 shares owned by Mr. Patent's spouse, with respect to all of which Mr. Patent disclaims beneficial ownership, 40,800 shares owned by Mr. Patent's two children and options to purchase 20,000 shares granted pursuant to the 1995 Stock Option Plan. Mr. Patent's business address is 565 Taxter Road, Elmsford, New York 10523-2300.

(4) Includes 640 shares owned by Mr. Grosser's spouse, with respect to all of which Mr. Grosser disclaims beneficial ownership and 3,200 shares owned by Mr. Grosser's daughters. Mr. Grosser's business address is 565 Taxter Road, Elmsford, New York 10523-2300.

(5) Includes options to purchase 162,000 shares granted pursuant to the 1995 Stock Option Plan.

(6) Includes options to purchase 61,000 shares granted pursuant to the Directors Plan.

(7) Represents options to purchase 200,000 shares granted pursuant to the 1995 Stock Option Plan.

(8)  See Notes (1) - (7)

(9) Limited to 9.9% of the outstanding shares of Common Stock. The address of Elliott Associates, L.P. is 712 Fifth Avenue, 36th Floor, New York, New York 10019. Elliott Associates, L.P., filed a Schedule 13G dated March 6, 1998, jointly with Westgate International, L.P. and Martley International, Inc. which indicated that Elliott Associates, L.P. had sole voting and dispositive power as to certain shares of Common Stock. The data presented is based on information as of March 22, 1999, to the extent known by the Company.

(10) Limited to 9.9% of the outstanding shares of Common Stock. The address of Westgate International, L.P. is c/o Midland Bank Trust Corporation (Cayman) Limited, P.O. Box 1109, Mary Street, Grand Cayman, Cayman Islands, B.W.I. Westgate International, L.P. filed a Schedule 13G dated March 6, 1998, jointly with Elliott Associates, L.P. and Martley International, Inc. which indicated that Westgate International L.P. had shared voting and dispositive power with Martley International, Inc. as to certain shares of Common Stock. The data presented is based on information as of March 22, 1999, to the extent known by the Company.

(11) The address of East Barclay Associates, Inc. is 68 Frame Road, Briarcliff Manor, New York 10510. The data presented is based on information as of March 22, 1999, to the extent known by the Company.

(12) The address of United Equities Commodities Company is 160 Broadway, New York, New York 10038. The data presented is based on information as of March 22, 1999, to the extent known by the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     During 1998, Samboy Financial Corp., a Minnesota corporation ("Samboy") sold $64,000 of loans to the Company. Mr. Jonah Goldstein owns 20% of the outstanding capital stock of Samboy.

     The severance and consulting agreement with Mr. Grosser is for a term commencing June 1, 1998 and ending June 1, 1999. The agreement obligates the Company to pay $74,787.54 in settlement of its obligations under Mr. Grosser's former employment agreement in exchange for Mr. Grosser's early resignation of his employment with the Company. The agreement also provides for a monthly payment by the Company of $20,000 in exchange for Mr. Grosser's reasonable part-time consultation to the Company for a minimum of ten hours per week. The consulting agreement with Mr. Grosser was terminated in January 1999.

     Mr. Eric Goldstein, the son of Mr. Jonah Goldstein was employed as a Senior Vice President of CSC. Mr. Eric Goldstein's employment with CSC was terminated in September 1998. In connection with his employment agreement with the Company, Mr. Eric Goldstein received $685,000 in severance. In addition, he is entitled to receive, for a period of twelve months, a monthly car allowance of $847 plus the Company's regular health and insurance benefits.

     Mr. Paul Goldstein, the son of Mr. Jonah Goldstein, was employed as an Assistant Vice President of CSC. During 1998, Mr. Paul Goldstein received $142,810, including $115,915 in commissions. Mr. Paul Goldstein is no longer employed by the Company.

     The Company believes that the terms of the respective affiliated transactions described in this section are at least as favorable to the Company as those that could be obtained from an unaffiliated source.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

        (a)   Documents filed as part of this report:

              1.  Financial Statements included in Item 8:

                  a)  Cityscape Financial Corp. Financial Statements:

                  Report of Independent Auditors by KPMG LLP

                  Consolidated Statements of Financial Condition at December 31, 1998 and 1997

                  Consolidated Statements of Operations for the years ended December 31, 1998, 1997 and 1996

                  Consolidated Statements of Stockholders' Equity
                  (Deficit) for the years ended December 31, 1998, 1997 and 1996

                  Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1997 and 1996

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

       3.2 Bylaws of the Company, as amended, incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1 as declared effective by the Commission on December 20, 1995

       3.3 Certificate of Designation of 6% Convertible Preferred Stock, Series A, incorporated by reference to Exhibit 4.1 to the Company's Form 8-K filed with the Commission on April 11, 1997.

       3.4 Certificate of Designation of 6% Convertible Preferred Stock, Series B, incorporated by reference to Exhibit 4.1 to the Company's Form 8-K filed with the Commission on September 17, 1997.

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

      10.1 The Company's 1995 Stock Option Plan, incorporated by reference to Exhibit 10.20 to the Company's Registration Statement on Form S-1 as declared effective by the Commission on December 20, 1995

      10.2 The Company's 1995 Non-Employee Directors Stock Option Plan, incorporated by reference to Exhibit 10.21 to the Company's Registration Statement on Form S-1 as declared effective by the Commission on December 20, 1995

      10.3 Post-Petition Loan and Security Agreement, dated as of October 12, 1998, between CSC and Greenwich Capital Financial Products, Inc., incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q filed with the Commission on November 17, 1998.

      10.4 Revolving Credit and Security Agreement dated as of October 12, 1998, between the Company and The CIT Group/Equipment Financing, Inc., incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q filed with the Commission on November 17, 1998.

      10.5 Employment Agreement, dated July 2, 1998, between CSC and Cheryl P. Carl, incorporated by reference to Exhibit 10.4 to the Company's Form 10-Q filed with the Commission on August 12, 1998.

      10.6 Employment Agreement, dated July 2, 1998, between CSC and Peter Kucma, incorporated by reference to Exhibit 10.5 to the Company's Form 10-Q filed with the Commission on August 12, 1998.

      10.7         Employment Agreement, dated July 2, 1998, between CSC and Tim
                   S. Ledwick, incorporated by reference to Exhibit 10.8 to the Company's Form 10-Q filed with the Commission on August 12, 1998.

      10.8* Sub-Tenant Estoppel Certificate, dated as of January 20, 1999, between CSC and Taxter Park Associates.

      10.9* Surrender of Lease and Temporary Rental Agreement, dated as of February 18, 1999, between CSC and Mack-Cali Mid-West Realty Associates LLC.

     10.10* Extension Agreement, dated as of February 28, 1999, between CSC and Greenwich Capital Financial Products, Inc.

     10.11* First Amendment to Revolving Credit and Security Agreement, dated as of February 28, 1999, between CSC and the CIT Group/Equipment Financing, Inc.

      11.1*        Computation of Earnings Per Share

      21.1*        Subsidiaries of the Company

      23.1*        Consent of KPMG LLP

      27.1*        Financial Data Schedule for the year ended December 31, 1998

      99.1 Solicitation and Disclosure Statement dated August 28, 1998, incorporated by reference to Exhibit 99.1 to the Company's Form 8-K filed with the Commission on September 4, 1998.

      99.2* Debtor's First Amended Joint Disclosure Statement dated March 26, 1999 including: Exhibit A: the Company's and CSC's First Amended Joint Plan of Reorganization dated as of March 26, 1999; Exhibit B: Examiners Report; Exhibit C: Balance Sheet and Projected Financial Information and Exhibit D:
                   Liquidation Analysis

        *          Filed herewith.

(a)      Reports on Form 8-K:

      1. Form 8-K dated October 6, 1998 reporting that the Company filed a joint prepackaged plan of reorganization pursuant to chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York.

      2. Form 8-K dated October 22, 1998 reporting that as part of its restructuring plan that includes streamlining and downsizing its operations, the Company reduced its work force by 243 employees, representing 53.5% of its work force, from 454 employees to 211 employees.

      3. Form 8-K dated November 17, 1998 reporting that the Company decided to suspend indefinitely all of its loan origination and purchase activities.

                                   SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                                  CITYSCAPE FINANCIAL CORP.


                                  By: /s/Tim S. Ledwick
                                      ------------------------------------------
                                      Tim S. Ledwick
                                      Vice President and Chief Financial Officer

Date:  March 31, 1999


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

             Signature                  Title
             ---------                  -----

        /s/Steven M. Miller             Chief Executive Officer, President and
 -------------------------------        Director (Principal Executive Officer)
         Steven M. Miller


        /s/Robert C. Patent             Vice Chairman of the Board and Director
 -------------------------------
         Robert C. Patent

         /s/Robert Grosser              Chairman of the Board and Director
 -------------------------------
          Robert Grosser

       /s/Jonah L. Goldstein            Director
 -------------------------------
        Jonah L. Goldstein

        /s/Arthur P. Gould              Director
 -------------------------------
          Arthur P. Gould

      /s/Hollis W. Rademacher           Director
 -------------------------------
       Hollis W. Rademacher

         /s/Tim S. Ledwick              Vice President, Chief Financial Officer
 -------------------------------        (Principal financial officer and
          Tim S. Ledwick                principal accounting officer)


Date:  March 31, 1999

                                  EXHIBIT INDEX

     EXHIBIT
     NUMBER        DESCRIPTION OF EXHIBIT
     ------        ----------------------
       3.1         Certificate of Incorporation of the Company, as amended,
                   incorporated by reference to Exhibit 3.1 to the Company's
                   Registration Statement on Form S-4 filed with the Commission on June 26, 1997

       3.2 Bylaws of the Company, as amended, incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1 as declared effective by the Commission on December 20, 1995

       3.3 Certificate of Designation of 6% Convertible Preferred Stock, Series A, incorporated by reference to Exhibit 4.1 to the Company's Form 8-K filed with the Commission on April 11, 1997.

       3.4 Certificate of Designation of 6% Convertible Preferred Stock, Series B, incorporated by reference to Exhibit 4.1 to the Company's Form 8-K filed with the Commission on September 17, 1997.

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

      10.1 The Company's 1995 Stock Option Plan, incorporated by reference to Exhibit 10.20 to the Company's Registration Statement on Form S-1 as declared effective by the Commission on December 20, 1995

      10.2 The Company's 1995 Non-Employee Directors Stock Option Plan, incorporated by reference to Exhibit 10.21 to the Company's Registration Statement on Form S-1 as declared effective by the Commission on December 20, 1995

      10.3 Post-Petition Loan and Security Agreement, dated as of October 12, 1998, between CSC and Greenwich Capital Financial Products, Inc., incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q filed with the Commission on November 17, 1998.

      10.4 Revolving Credit and Security Agreement dated as of October 12, 1998, between the Company and The CIT Group/Equipment Financing, Inc., incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q filed with the Commission on November 17, 1998.

      10.5 Employment Agreement, dated July 2, 1998, between CSC and Cheryl P. Carl, incorporated by reference to Exhibit 10.4 to the Company's Form 10-Q filed with the Commission on August 12, 1998.

      10.6 Employment Agreement, dated July 2, 1998, between CSC and Peter Kucma, incorporated by reference to Exhibit 10.5 to the Company's Form 10-Q filed with the Commission on August 12, 1998.

      10.7         Employment Agreement, dated July 2, 1998, between CSC and Tim
                   S. Ledwick, incorporated by reference to Exhibit 10.8 to the Company's Form 10-Q filed with the Commission on August 12, 1998.

      10.8* Sub-Tenant Estoppel Certificate, dated as of January 20, 1999, between CSC and Taxter Park Associates.

      10.9* Surrender of Lease and Temporary Rental Agreement, dated as of February 18, 1999, between CSC and Mack-Cali Mid-West Realty Associates LLC.

     10.10* Extension Agreement, dated as of February 28, 1999, between CSC and Greenwich Capital Financial Products, Inc.

     10.11* First Amendment to Revolving Credit and Security Agreement, dated as of February 28, 1999, between CSC and the CIT Group/Equipment Financing, Inc.

      11.1*        Computation of Earnings Per Share

      21.1*        Subsidiaries of the Company

      23.1*        Consent of KPMG LLP

      27.1*        Financial Data Schedule for the year ended December 31, 1998

      99.1 Solicitation and Disclosure Statement dated August 28, 1998, incorporated by reference to Exhibit 99.1 to the Company's Form 8-K filed with the Commission on September 4, 1998.

      99.2* Solicitation and Disclosure Statement dated March 25, 1999Debtor's First Amended Joint Disclosure Statement dated March 26, 1999 including: Exhibit A: the Company's and CSC's First Amended Joint Plan of Reorganization dated as of March 26, 1999; Exhibit B: Examiners Report; Exhibit C: Balance Sheet and Projected Financial Information and Exhibit D:
                   Liquidation Analysis

        *          Filed herewith.