Form 10-Q
period 1999-03-31
CITYSCAPE FINANCIAL CORP
filed 1999-05-17
CIK 866253

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

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

         YES   X           NO
              __              __

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

                        64,878,969 SHARES $.01 PAR VALUE,
              OF COMMON STOCK, WERE OUTSTANDING AS OF MAY 12, 1999

                            CITYSCAPE FINANCIAL CORP.
                  (DEBTOR-IN-POSSESSION AS OF OCTOBER 6, 1998)
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                        THREE MONTHS ENDED MARCH 31, 1999

                                                                                        PAGE
                                                                                        ----
PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

Consolidated Statements of Financial Condition at March 31, 1999 and
   December 31, 1998                                                                    2

Consolidated Statements of Operations for
   the three months ended March 31, 1999 and 1998                                       3

Consolidated Statements of Cash Flows for the three months ended March 31,
   1999 and 1998                                                                        4

Notes to Consolidated Financial Statements                                              5-10

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION                     11-22
         AND RESULTS OF OPERATIONS

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                      23

PART II - OTHER INFORMATION                                                             24-29

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                            CITYSCAPE FINANCIAL CORP.
                  (DEBTOR-IN-POSSESSION AS OF OCTOBER 6, 1998)
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (UNAUDITED)

                                                                                            MARCH 31,                DECEMBER 31,
                                                                                              1999                      1998
                                                                                              ----                      ----
ASSETS
  Cash and cash equivalents                                                               $  20,651,655             $  18,405,426
  Cash held in escrow                                                                         3,478,716                 3,768,695
  Trading securities                                                                         33,402,777                33,660,930
  Mortgage loans held for sale, net                                                          32,699,781               123,345,783
  Investment in discontinued operations, net                                                 13,008,401                13,008,401
  Income taxes receivable                                                                     1,361,043                 1,550,107
  Other  assets                                                                              24,980,382                15,598,619
                                                                                          -------------             -------------
     Total assets                                                                         $ 129,582,755             $ 209,337,961
                                                                                          =============             =============

LIABILITIES
  Warehouse financing facilities                                                          $  22,289,772             $ 105,969,355
  Accounts payable and other liabilities                                                     24,151,398                23,519,199
  Liabilities subject to compromise                                                         477,365,590               477,424,358
                                                                                          -------------             -------------
     Total liabilities                                                                      523,806,760               606,912,912
                                                                                          -------------             -------------

STOCKHOLDERS' DEFICIT
  Preferred stock, $.01 par value, 10,000,000 shares authorized; 5,177 shares issued and outstanding; Liquidation Preference - Series A Preferred Stock,
    $7,460,511; Series B Preferred Stock, $65,239,541 at March 31, 1999; 5,177
    shares issued and outstanding; Liquidation Preference - Series A Preferred
    Stock, $7,460,511; Series B Preferred Stock, $65,239,541 at
    December 31, 1998                                                                                52                        52
  Common stock, $.01 par value, 100,000,000 shares authorized;
    64,948,969 issued and outstanding at March 31, 1999
    and December 31, 1998                                                                       649,489                   649,489
  Treasury stock, 70,000 shares at March 31, 1999 and December 31, 1998,
    at cost                                                                                    (175,000)                 (175,000)
  Additional paid-in capital                                                                175,304,103               175,304,103
  Accumulated deficit                                                                      (570,002,649)             (573,353,595)
                                                                                          -------------             -------------
     Total stockholders' deficit                                                           (394,224,005)             (397,574,951)
                                                                                          -------------             -------------

COMMITMENTS AND CONTINGENCIES
                                                                                          -------------             -------------
     Total liabilities and stockholders' deficit                                          $ 129,582,755             $ 209,337,961
                                                                                          =============             =============

          See accompanying notes to consolidated financial statements.

                            CITYSCAPE FINANCIAL CORP.
                  (DEBTOR-IN-POSSESSION AS OF OCTOBER 6, 1998)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                THREE MONTHS ENDED MARCH 31,
                                                                               1999                      1998
                                                                               ----                      ----
Revenues
  Gain (loss) on sale of loans                                              $  5,568,012            $ (4,425,047)
  Net unrealized loss on valuation of residuals                                       --              (7,100,000)
  Interest                                                                     2,282,083               3,201,928
  Mortgage origination income                                                         --                 899,308
  Other                                                                        1,415,906                 233,012
                                                                            ------------            ------------
          Total revenues                                                       9,266,001              (7,190,799)
                                                                            ------------            ------------

EXPENSES
  Salaries and employee benefits                                               1,429,045               9,771,879
  Interest expense                                                             1,289,059              14,181,530
  Selling expenses                                                               140,926                 969,903
  Other operating expenses                                                     2,394,293              15,684,469
  Restructuring charge                                                                --               3,233,760
                                                                            ------------            ------------
          Total expenses                                                       5,253,323              43,841,541
                                                                            ------------            ------------

  Earnings (loss) before income taxes and reorganization items                 4,012,678             (51,032,340)
  Reorganization items                                                           654,059                      --
                                                                            ------------            ------------
  Earnings (loss) before income taxes                                          3,358,619             (51,032,340)
  Income tax provision                                                             7,673                 150,059
                                                                            ------------            ------------
  Net earnings (loss)                                                          3,350,946             (51,182,399)
  Preferred stock dividends - increase in liquidation preference                      --               1,570,356
  Preferred stock - default payments                                                  --               3,016,774
                                                                            ------------            ------------
NET EARNINGS (LOSS) APPLICABLE TO COMMON STOCK                              $  3,350,946            $(55,769,529)
                                                                            ============            ============

NET EARNINGS (LOSS) PER COMMON SHARE:
  Basic                                                                     $       0.05            $      (1.17)
                                                                            ============            ============
  Diluted                                                                         NMF(1)            $      (1.17)(2)
                                                                            ============            ============

Weighted average number of common shares outstanding:
    Basic                                                                     64,878,969              47,578,738
                                                                            ============            ============
    Diluted                                                                       NMF(1)              47,578,738(2)
                                                                            ============            ============

(1)  Not Meaningful Figure.  See Note 6, "Earnings Per Share".

(2) For the three months ended March 31, 1998, the incremental shares from assumed conversions are not included in computing the diluted per share amounts because their effect would be antidilutive since an increase in the number of shares would reduce the amount of loss per share. Therefore, basic and diluted EPS figures are the same amount.

          See accompanying notes to consolidated financial statements.

                            CITYSCAPE FINANCIAL CORP.
                  (DEBTOR-IN-POSSESSION AS OF OCTOBER 6, 1998)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                       THREE MONTHS ENDED MARCH 31,
                                                                                     1999                       1998
                                                                                     ----                       ----
Cash flows from operating activities:
 Earnings (loss) from continuing operations                                      $   3,350,946             $ (51,182,399)
    Adjustments to reconcile net earnings (loss) from continuing operations to net cash used in continuing operating activities:
      Depreciation and amortization                                                      3,471                   635,747
      Income taxes payable                                                             173,713                 2,127,711
      Decrease in mortgage servicing receivables                                            --                 2,186,288
      Decrease in trading securities                                                   258,153                30,112,612
      Proceeds from sale of mortgages                                               87,926,600               251,232,531
      Mortgage origination funds disbursed                                                  --              (185,812,768)
     Other, net                                                                     (5,787,071)               26,145,939
                                                                                 -------------             -------------
  Net cash provided by continuing operating activities                              85,925,812                75,445,661
                                                                                 -------------             -------------
  Net cash used in discontinued operating activities                                        --               (10,923,892)
                                                                                 -------------             -------------
  Net cash provided by operating activities                                         85,925,812                64,521,769
                                                                                 -------------             -------------

Cash flows from investing activities:
  Purchases of equipment                                                                    --                  (286,877)
  Proceeds from sale of mortgages held for investment                                       --                 1,496,796
                                                                                 -------------             -------------
Net cash provided by investing activities                                                   --                 1,209,919
                                                                                 -------------             -------------

Cash flows from financing activities:
    Decrease in warehouse financings                                               (83,679,583)              (65,221,486)
                                                                                 -------------             -------------
 Net cash used in financing activities                                             (83,679,583)              (65,221,486)
                                                                                 -------------             -------------
Net increase in cash and cash equivalents                                            2,246,229                   510,202
Cash and cash equivalents at beginning of period                                    18,405,426                 2,594,163
                                                                                 -------------             -------------
Cash and cash equivalents at end of period                                       $  20,651,655             $   3,104,365
                                                                                 =============             =============

Supplemental disclosure of cash flow information:
  Income taxes paid during the period:

    Continuing operations                                                        $          --             $       1,200
                                                                                 =============             =============
    Discontinued operations                                                      $          --             $          --
                                                                                 =============             =============
  Interest paid during the period:
    Continuing operations                                                        $   1,568,366             $   2,145,176
                                                                                 =============             =============
    Discontinued operations                                                      $          --             $          --
                                                                                 =============             =============

          See accompanying notes to consolidated financial statements.

                            CITYSCAPE FINANCIAL CORP.
                  (DEBTOR-IN-POSSESSION AS OF OCTOBER 6, 1998)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999
                                   (UNAUDITED)

1. Organization

         Cityscape Financial Corp. (the "Company") is a consumer finance company which, through its wholly-owned subsidiary Cityscape Corp. ("CSC"), in the business of selling and servicing mortgage loans secured primarily by one- to four-family residences. CSC is licensed or registered to do business in 42 states and the District of Columbia. Until the Company suspended indefinitely such business in November 1998, the Company also had been in the business of originating and purchasing mortgage loans. The majority of the Company's loans were made to owners of single family residences who use the loan proceeds for such purposes as debt consolidation and financing of home improvements and educational expenditures, among others. The Company is currently operating under the protection of chapter 11 of title 11 of the United States Code (the "Bankruptcy Code").

2.  Basis of Presentation

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring accruals, considered necessary for a fair presentation of the results for the interim period have been included. Operating results for the three months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. The accompanying consolidated financial statements and the information included under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" should be read in conjunction with the consolidated financial statements and related notes of the Company for the year ended December 31, 1998.

         The Company's consolidated financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and the liquidation of liabilities and commitments in the normal course of business. The Petitions (see Note 3), related circumstances, significant losses from operations and net capital deficiency at March 31, 1999 raise substantial doubt about the Company's ability to continue as a going concern. The appropriateness of using the going concern basis is dependent upon, among other things, confirmation of a plan of reorganization, the successful sale of loans in the whole loan sales market, the ability to access warehouse lines of credit and future profitable operations. While under the protection of chapter 11, the Company may sell or otherwise dispose of assets, and liquidate or settle liabilities, for amounts other than those reflected in the accompanying consolidated financial statements. The accompanying consolidated financial statements reflect adjustments resulting from the adoption of the American Institute of Certified Public Accountants Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" ("SOP 90-7") with respect to financial reporting requirements during reorganization proceedings and do not include any adjustments in the event the Amended Plan (as defined in Note 3) is not confirmed. Should the Amended Plan be confirmed, the Company will adopt fresh-start accounting in accordance with SOP 90-7. The consolidated financial statements do not include any adjustments relating to the Company's ability to continue as a going concern.

         The consolidated financial statements of the Company include the accounts of CSC and its wholly-owned subsidiaries. The operating results of CSC-UK are presented as a discontinued operation as discussed in Note 4. All significant intercompany balances and transactions have been eliminated in consolidation.

         Certain amounts in the statements have been reclassified to conform with the 1999 classifications.

3.       Chapter 11 Proceedings

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

         During the second and third quarters of 1998, the Company engaged in negotiations, first, with holders of a majority of the Notes (as defined below) and, second, with holders of a majority of the Convertible Debentures (as defined below). Those negotiations had resulted in acceptance by both groups by the requisite majorities of the terms of a plan of reorganization (the "Original Plan"). The Company had then solicited acceptances of the Original Plan from the holders of its Notes, Convertible Debentures and Preferred Stock (as such terms are defined below). The Original Plan received the requisite approval from all classes except for the holders of the Company's Series B Preferred Stock (as defined below). Although the Debtors and other parties with an economic stake in the reorganization anticipated that the Original Plan would be confirmed at the originally scheduled confirmation hearing, the Original Plan was not confirmed due primarily to deteriorating market conditions and the Debtors' inability to obtain necessary post-reorganization loan warehouse financing to allow them to emerge from chapter 11. As a result, the Debtors have revised the Original Plan (the "Amended Plan").

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

         The Amended Plan provides for substantive consolidation of the assets of the Company and CSC and for distributions to creditors as summarized below. Estimated recoveries are based upon (i) principal and accrued and unpaid interest as of the chapter 11 petition date and (ii) an estimated, aggregate amount of allowed general unsecured claims of $10.0 million. In summary, the Amended Plan, if confirmed by the Bankruptcy Court, would provide that: (i) administrative claims, priority tax claims, bank claims, other secured claims and priority claims will be paid in full; (ii) holders of Notes would receive in exchange for all of their claims, in the aggregate 92.48% of the new common stock of the reorganized company (or 97.91% if the holders of the Convertible Debentures vote to reject the plan); (iii) holders of the Convertible Debentures would receive in exchange for all of their claims, in the aggregate, 5.43% of the new common stock of the reorganized company (or 0% if the holders of the Convertible Debentures vote to reject the plan); (iv) holders of general unsecured claims would receive 2.09% of the new common stock of the reorganized company; and (v) existing Common Stock (as defined below), Preferred Stock and warrants of the Company would be extinguished and holders thereof would receive no distributions under the Amended Plan. The Bankruptcy Court has scheduled a hearing to consider confirmation of the Amended Plan for June 9, 1999. There can be no assurance: (i) as to when, if ever, the Company's loan origination and purchase activities will resume; (ii) that the terms of the Amended Plan will not change; (iii) that the Bankruptcy Court will confirm the Amended Plan on June 9, 1999, if at all; or (iv) that such plan will be consummated (even if it is confirmed).

         The Company and CSC are currently operating their business as debtors-in-possession. In October 1998, the Bankruptcy Court entered final orders approving debtor-in-possession financing arrangements. The Company and CSC have now repaid all of their indebtedness under their debtor-in-possession financing arrangements. Under the Bankruptcy Code, the Company and CSC may elect to assume or reject real estate leases and other prepetition executory contracts, subject to Bankruptcy Court approval. Upon rejection, under Section 502 of the Bankruptcy Code, a lessor's claim for damages resulting from the rejection of a real property lease is limited to the rent to be received under such lease, without acceleration, for the greater of one year, or 15%, not to exceed three years, of the remaining term of the lease following the earlier of the date of the bankruptcy filing or the date on which the property is returned to the landlord. On December 23, 1998 and April 27, 1999, the Bankruptcy Court granted orders approving the rejection of certain executory contracts and real estate leases. The Company and CSC are continuing to review their remaining leases and executory contracts to determine which, if any, additional leases and contracts, should be rejected.

         Liabilities subject to compromise as of March 31, 1999, pursuant to the Amended Plan are summarized as follows:

              12 3/4% Senior Notes                                  $ 300,000,000
              6% Convertible Subordinated Debentures                  129,620,000
              Accrued interest related to Senior Notes
                and Convertible Debentures                             39,771,220
              Accounts payable                                          7,974,370
                                                                    -------------
              Total                                                 $ 477,365,590
                                                                    =============

         Other potential consequences of reorganization under chapter 11 have not been recorded, including the effect of the determination as to the disposition of executory contracts and leases as to which a final determination by the Bankruptcy Court as to rejection had not yet been made. Pursuant to an order of the Bankruptcy Court signed in October 1998, prepetition amounts owed to trade creditors may be paid in the ordinary course of business.

         In connection with the Company's restructuring efforts, the Company deferred and continues to defer the interest payments on its Notes and Convertible Debentures since June 1, 1998 and May 1, 1998, respectively. The continued deferral of the interest payments on the Notes and Convertible Debentures constitutes an "Event of Default" pursuant to the respective Indentures under which the securities were issued. The Company stopped accruing interest on the Notes and Convertible Debentures on October 6, 1998, the date the Company filed the Petitions in the Bankruptcy Court.

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

         As a result of liquidity constraints, the Company adopted a plan in March 1998, prior to the issuance of its 1997 financial statements, to sell the assets of CSC-UK. In April 1998, pursuant to an Agreement for the Sale and Purchase of the Business of CSC-UK and its Subsidiaries and the Entire Issued Share Capital of City Mortgage Receivables 7 Plc, dated March 31, 1998 (the "UK Sale Agreement"), the Company completed the sale to Ocwen Financial Corporation ("Ocwen") and Ocwen Asset Investment Corp. ("Ocwen Asset") of substantially all of the assets, and certain liabilities, of CSC-UK (the "UK Sale"). The sale did not include the assumption by Ocwen of all of CSC-UK's liabilities, and therefore, no assurances can be given that claims will not be made against the Company in the future arising out of its former UK operations. Such claims could have a material adverse effect on the Company's financial condition and results of operations. The UK Sale included the acquisition by Ocwen of CSC-UK's whole loan portfolio and loan origination and servicing businesses for a price of pound sterling 249.6 million, the acquisition by Ocwen Asset of CSC-UK's securitized loan residuals for a price of pound sterling 33.7 million and the assumption by Ocwen of pound sterling 7.2 million of CSC-UK's liabilities. The price paid by Ocwen was subject to adjustment to account for the actual balances on the closing date of the loan portfolio and the assumed liabilities. As a result of the sale, the Company received proceeds, at the time of the closing, of $83.8 million, net of closing costs and other fees. During 1998, the Company received an additional $4.5 million from Ocwen related to the loan portfolio adjustments. On February 15, 1999, the Company entered into a settlement agreement (superseded by a revised agreement on April 30, 1999), subject to the approval of the

Bankruptcy Court, with Ocwen whereby the Company will receive an additional $3.3 million plus accrued interest in settlement of the assumed liabilities at the date of sale.

         Accordingly, the operating results of CSC-UK and its subsidiaries have been segregated from continuing operations and reported as a separate line item on the Company's financial statements. In addition, net assets of CSC-UK have been reclassified on the Company's financial statements as investment in discontinued operations.

5.  New Accounting Pronouncements

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities and is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company has not completed its analysis of SFAS No. 133.

6.  Earnings Per Share

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

         The reconciliation of the numerators and denominators of the basic and diluted EPS computations for the three months ended March 31, 1999 and 1998 is as follows:

                                                      1999                                             1998
                                     ----------------------------------------      -------------------------------------------
                                      INCOME          SHARES        PER SHARE        INCOME           SHARES         PER SHARE
                                    (NUMERATOR)    (DENOMINATOR)      AMOUNT       (NUMERATOR)     (DENOMINATOR)       AMOUNT
                                    -----------    -------------      ------       -----------     -------------       ------
Net earnings (loss)                 $3,350,946                                    ($51,182,399)

Less:  Preferred stock dividends             -                                       1,570,356
           Preferred stock -
               default payments              -                                       3,016,774
                                    -----------                                   -------------

BASIC EPS

Net earnings (loss) applicable
to Common Stock                      3,350,946       64,878,969        $0.05       (55,769,529)      47,578,738       ($1.17)
                                    ===========      ===========       ======                                         =======

EFFECT OF DILUTIVE SECURITIES

Warrants                                                                                                      -
Stock options                                                                                                 -
Convertible preferred stock                                                                                   -
Convertible Debentures                                                                                        -
                                                                                  -------------      -----------

DILUTED EPS

Net earnings (loss) applicable

to Common Stock + assumed

conversions                                               NMF(1)       NMF(1)     ($55,769,529)      47,578,738       ($1.17)
                                                     ===========       ======     =============      ===========      =======

(1) Not Meaningful Figure.

         For the three months ended March 31, 1999, diluted EPS is not a meaningful figure because the number of shares computed on a diluted basis would exceed the number of shares authorized and if the Amended Plan is confirmed by the Bankruptcy Court as contemplated, the potential dilutive shares include convertible securities that under the terms of the Amended Plan would be extinguished. See Note 3, "Chapter 11 Procedures". Securities outstanding at March 31, 1999 that could potentially dilute basic EPS in the future are as follows: Convertible Debentures; Series A Preferred Stock (as defined below); Series B Preferred Stock; Series A Warrants (as defined below); and Series B Warrants (as defined below); and options to purchase the Company's Common Stock, par value $0.01 per share (the "Common Stock"). However, if the Amended Plan is confirmed by the Bankruptcy Court as contemplated, the Series A Preferred Stock, the Series B Preferred Stock, Series A Warrants and Series B Warrants would receive no distributions. For the three months ended March 31, 1998, the incremental shares from assumed conversions are not included in computing the diluted per share amounts because their effect would be antidilutive since an increase in the number of shares would reduce the amount of loss per share.

7.        Valuation of Residuals

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

         In accordance with SFAS No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise", the Company classifies the interest-only and residual certificates as "trading securities" and, as such, they are recorded at their fair value. Fair value of these certificates is determined based on various economic factors, including loan types, sizes, interest rates, dates of origination, terms and geographic locations. The Company also uses other available information such as reports on prepayment rates, interest rates, collateral value, economic forecasts and historical default and prepayment rates of the portfolio under review. If the fair value of the interest-only and residual certificates is different from the recorded value, the unrealized gain or loss will be reflected on the Consolidated Statements of Operations.

         The table below summarizes the value of the Company's trading securities by product type.

                                         March 31,           December 31,
                                            1999                 1998
                                            ----                 ----
Home Equity                             $ 6,232,304          $  6,490,461
Sav*-A-Loan (R)                          27,170,473            27,170,469
                                        ------------         -------------
                                        $33,402,777          $ 33,660,930
                                        ============         =============

         The key assumptions used to value the Company's trading securities at March 31, 1999 and December 31, 1998 are as follows:

                                                            March 31,                December 31,
                                                              1999                      1998
                                                              ----                      ----
         Home Equity
           Discount Rate                                      20.0%                     20.0%
           Constant Prepayment Rate                           30.0%                     30.0%
           Loss Rate per Annum                                 7.5%                      7.5%
         Sav*-A-Loan(R)
           Discount Rate                                      20.0%                     20.0%
           Constant Prepayment Rate                           16.8%                     16.8%
           Loss Rate per Annum                                4.5%                       4.5%


         During the first quarter of 1998, the Company recorded an unrealized loss on valuation of residuals of $7.1 million which reflected an increase in the expected loss rate on the Company's home equity securitized loans. As a result of the increase in the volume of home equity loan liquidations during the first quarter of 1998 resulting from the Company's increased liquidation efforts, and corresponding higher losses experienced than previously expected on such liquidations, the Company increased its loss rate assumption to 3.3% per annum at March 31, 1998 from 1.7% per annum at December 31, 1997. At March 31, 1998 and December 31, 1997, the Company used a weighted average discount rate of 15% and a weighted average prepayment speed of 31.8%.

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

GENERAL

         The Company is a consumer finance company which, through its wholly-owned subsidiary, CSC, is in the business of selling and servicing mortgage loans secured primarily by one- to four-family residences. CSC is licensed or registered to do business in 42 states and the District of Columbia. Until the Company indefinitely suspended such business in November 1998, the Company also had been in the business of originating and purchasing such mortgage loans. The majority of the Company's loans were made to owners of single family residences who use the loan proceeds for such purposes as debt consolidation and financing of home improvements and educational expenditures, among others. The Company is currently operating under the protection of the Bankruptcy Code. No assurance can be given that the Company will emerge from bankruptcy or that its loan origination or purchase activities will resume.

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

         In summary, the Amended Plan, if confirmed by the Bankruptcy Court, would provide that: (i) administrative claims, priority tax claims, bank claims, other secured claims and priority claims will be paid in full; (ii) holders of Notes would receive in exchange for all of their claims, in the aggregate 92.48% of the new common stock of the reorganized company (or 97.91% if the holders of the Convertible Debentures vote to reject the plan); (iii) holders of the Convertible Debentures would receive in exchange for all of their claims, in the aggregate, 5.43% of the new common stock of the reorganized company (or 0% if the holders of the Convertible Debentures vote to reject the plan); (iv) holders of general unsecured claims would receive 2.09% of the new common stock of the reorganized company; and (v) existing

Common Stock, Preferred Stock and warrants of the Company would be extinguished and holders thereof would receive no distributions under the Amended Plan. The Bankruptcy Court has scheduled a hearing to consider confirmation of the Amended Plan for June 9, 1999. There can be no assurance: (i) as to when, if ever, the Company's loan origination and purchase activities will resume; (ii) that the terms of the Amended Plan will not change; (iii) that the Bankruptcy Court will confirm the Amended Plan on June 9, 1999, if at all; or (iv) that such plan will be consummated (even if it is confirmed).

         The Company and CSC are currently operating their business as debtors-in-possession. In October 1998, the Bankruptcy Court entered final orders approving debtor-in-possession financing arrangements (see " - Liquidity and Capital Resources"). The Company and CSC have now repaid all of their indebtedness under their debtor-in-possession financing arrangements. Under the Bankruptcy Code, the Company and CSC may elect to assume or reject real estate leases and other prepetition executory contracts, subject to Bankruptcy Court approval. Upon rejection, under Section 502 of the Bankruptcy Code, a lessor's claim for damages resulting from the rejection of a real property lease is limited to the rent to be received under such lease, without acceleration, for the greater of one year, or 15%, not to exceed three years, of the remaining term of the lease following the earlier of the date of the bankruptcy filing or the date on which the property is returned to the landlord. On December 23, 1998 and April 27, 1999, the Bankruptcy Court granted orders approving the rejection of certain executory contracts and real estate leases. The Company and CSC are continuing to review their remaining leases and executory contracts to determine which, if any, additional leases and contracts, should be rejected.

         Liabilities subject to compromise as of March 31, 1999, pursuant to the Amended Plan are summarized as follows:

         12 -3/4% Senior Notes                               $300,000,000
         6% Convertible Subordinated Debentures               129,620,000
         Accrued interest related to Senior Notes
           And Convertible Debentures                          39,771,220
         Accounts payable                                       7,974,370
                                                             ------------
         Total                                               $477,365,590
                                                             ============

         Other potential consequences of reorganization under chapter 11 have not been recorded, including the effect of the determination as to the disposition of executory contracts and leases as to which a final determination by the Bankruptcy Court as to rejection had not yet been made. Pursuant to an order of the Bankruptcy Court signed in October 1998, prepetition amounts owed to trade creditors may be paid in the ordinary course of business.

DOWNSIZING OF OPERATIONS

         US OPERATIONS

         During 1998, the Company significantly downsized its operations due to negative operating results, liquidity constraints and, as discussed above, the reorganization proceedings and indefinite suspension of its loan origination and purchase activities. In the US, the Company closed its branch operations in Georgia, Illinois, Virginia, California and New York and significantly reduced its number of employees, including servicing and corporate employees. As of May 5, 1999, the Company's workforce totaled 47 employees, all of whom were full-time employees.

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

         As of March 31, 1999, the Company's net investment in discontinued operations totaled $13.0 million, representing cash on hand in the discontinued operation of approximately $9.1 million and net receivables (net of liabilities) due of approximately $3.9 million. The Company expects to maintain a balance of cash on hand in the discontinued operations to cover existing and potential liabilities and costs pending dissolution of CSC-UK and its subsidiaries.

BUSINESS OVERVIEW

         The Company primarily generates revenue from gain on sale of loans recognized from premiums on loans sold through whole loan sales to institutional purchasers, interest earned on loans held for sale, excess mortgage servicing receivables and fees earned on loans serviced. Historically, the Company also recognized gain on sale of loans sold through securitizations and origination fees received as part of the loan application process. During the fourth quarter of 1998, the Company decided to suspend indefinitely all of its loan origination and purchase activities. In addition, during 1998 the Company redirected its efforts to actively pursue the sale of its loans through whole loan sales with servicing released rather than through securitizations. By employing whole loan sales, the Company is better able to manage its cash flow as compared to disposition of loans through securitizations. Whole loan sales represented all of the Company's loan sales during 1998 and the first quarter of 1999, but with the Company's prior emphasis on the sale of loans through securitizations, had represented 31.7% and 22.2%, respectively, of all loan sales in 1997 and 1996.

         Prior to 1998, gain on sale of loans included the present value of the differential between the interest rate payable by an obligor on a loan over the interest rate passed through to the purchaser acquiring an interest in such loan, less applicable recurring fees, including the costs of credit enhancements and trustee fees. For the years ended 1997 and 1996, gain on sale of loans also included gain on securitization representing the fair value of the interest-only and residual certificates that the Company received upon the sale of loans through securitizations which are reflected as trading securities.

         The following table sets forth selected operating data for the Company for the periods indicated:

                                                               THREE MONTHS ENDED
                                                                   MARCH 31,
                                                           1999                  1998
                                                           ----                  ----
                                                            (DOLLARS IN THOUSANDS)




         Loans sold                                    $   89,956          $  251,233
                                                       ==========          ==========






                                             AS OF MARCH 31, 1999                   AS OF DECEMBER 31, 1998
                                        DOLLARS IN          % OF SERVICED       DOLLARS IN         % OF SERVICED
                                        THOUSANDS             PORTFOLIO         THOUSANDS             PORTFOLIO
                                        ---------             ---------         ---------             ---------
Portfolio Data:
Serviced portfolio(1)                   $1,022,785              100.0%          $1,204,044              100.0%
                                        ==========            =======           ==========            =======

Delinquencies:
  30-59 days delinquent                 $   26,690                2.6%          $   42,706                3.6%
  60-89 days delinquent                     11,904                1.2%              17,129                1.4%
  90 days or more delinquent                31,677                3.1%              37,683                3.1%
                                        ----------            -------           ----------            -------
Total delinquencies                     $   70,271                6.9%          $   97,518                8.1%
                                        ==========            =======           ==========            =======

Defaults:
  Bankruptcies                          $   34,368                3.4%          $   35,076                2.9%
  Foreclosures                              81,312                7.9%              81,152                6.7%
                                        ----------            -------           ----------            -------
Total defaults                          $  115,680               11.3%          $  116,228                9.6%
                                        ==========            =======           ==========            =======

REO property                            $   22,078                2.2%          $   21,830                1.8%
                                        ==========            =======           ==========            =======
Charge-offs                             $   18,919                1.8%          $   32,344                2.7%
                                        ==========            =======           ==========            =======

(1)      Excludes loans serviced pursuant to contract servicing agreements.

RESULTS OF OPERATIONS

Three Months Ended March 31, 1999 Compared to Three Months Ended March 31, 1998

         Revenues increased $16.5 million to $9.3 million for the three months ended March 31, 1999 from negative $7.2 million for the comparable period in 1998. This increase was due primarily to a gain recorded on its sale of loans of $5.6 million and interest income of $2.3 million during the first quarter of 1999 compared to a net loss on loan sales and a net unrealized loss on the valuation of residuals during the first quarter of 1998.

         Gain on sale of loans increased $10.0 million to $5.6 million for the three months ended March 31, 1999 from a loss on sale of loans of $4.4 million for the comparable period in 1998. This increase was primarily due to the recognition of $7.0 million related to the Company's profit participation on loans previously sold into the Company's purchase facility, offset by the sale of $90.0 million of whole loans at a loss of $1.4 million. Under the terms of the purchase facility, the Company as seller/servicer would sell loans on a non-recourse basis into such facility and would retain a participation in future profits in the form of servicing rights. Due to the uncertainty of the market conditions, the Company did not attribute any value to the profit participation of such loans and correspondingly did not recognize any gain upon the initial sale into such facility. In April 1999, the Company terminated the purchase facility and received approximately $7.0 million, representing the proceeds from the Company's profit participation, which consisted of $5.0 million in cash and $2.0 million in fair value of mortgage loans (consisting of approximately $4.1 million in principal amount of loans valued by the Company at $2.0 million). The $7.0 million value attributable to this profit participation is presented as other assets on the Statements of Financial Condition as of March 31, 1999. For the three months ended March 31, 1998, the net loss on sale of loans was primarily due to the sale of $251.2 million of whole loans at an average net premium received of 0.7% as compared to the average premium paid on such loans of 2.4%. Approximately $151.0 million of such whole loan sales represented loans sold on a non-recourse basis into the Company's purchase facility without any gain recorded.

         No unrealized loss on valuation of residuals was recorded for the three months ended March 31, 1999. The unrealized loss on valuation of residuals of $7.1 million for the comparable period in 1998 reflected an increase in the expected default rate on the Company's home equity securitizations from 1.7% per annum at December 31, 1997 to 3.3% per annum at March 31, 1998.

         Interest income decreased $0.9 million or 28.1% to $2.3 million for the three months ended March 31, 1999 from $3.2 million for the comparable period in 1998. This decrease was due primarily to lower average balances of loans held for sale in the first quarter of 1999 as compared to the same period in 1998 primarily resulting from the Company's cessation of loan origination and purchase activity during the fourth quarter of 1998.

         No mortgage origination income was recorded for the three months ended March 31, 1999 as a result of the Company's decision in November 1998 to suspend indefinitely its loan origination activity. Mortgage origination income was $899,308 on loan originations of $151.2 million for the comparable period in 1998.

         Other income increased $1.2 million or 507.7% to $1.4 million for the three months ended March 31, 1999 from $233,012 for the comparable period in 1998. During 1998, the Company determined that as a result of the chapter 11 proceedings and the likelihood that all servicing rights will be transferred to a servicer acceptable to the respective trustee on each of the securitizations, there was no value assigned to such servicing rights. Therefore, during the fourth quarter of 1998, the Company wrote down the value of the mortgage servicing receivables and the corresponding allowance for losses to zero. Accordingly due to the continued uncertainty of the Company's ability to retain the servicing rights on its servicing portfolio, the Company accounts for any servicing revenues as income when collected and costs as expense when incurred. As a result of this change, the Company recorded servicing revenues of $1.4 million during the first quarter of 1999 as compared to approximately $228,000 during the first quarter of 1998.

         Total expenses decreased $38.5 million or 87.9% to $5.3 million for the three months ended March 31, 1999 from $43.8 million for the comparable period in 1998. This decrease was due primarily to the Company's suspension of origination and purchase activities and the corresponding reduction of its workforce from 556 employees at March 31, 1998 to 52 at March 31, 1999 along with the closing of its four branch offices subsequent to the first quarter of 1998.

         Salaries and employee benefits decreased $8.4 million or 85.7% to $1.4 million for the three months ended March 31, 1999 from $9.8 million for the comparable period in 1998. This decrease was due primarily to decreased staffing levels to 52 employees at March 31, 1999 as compared to 556 employees at March 31, 1998 as a result of the Company's reorganization efforts and the Company's decision in November 1998 to suspend indefinitely all loan origination and purchase activities as well as employee attrition.

         Interest expense decreased $12.9 million or 90.8% to $1.3 million for the three months ended March 31, 1999 from $14.2 million for the comparable period in 1998. This decrease was due primarily to the Company ceasing to accrue interest on the Convertible Debentures and Notes as of October 6, 1998 due to the filing of the Petitions.

         Selling and other expenses decreased $14.2 million or 85.0% to $2.5 million for the three months ended March 31, 1999 from $16.7 million for the comparable period in 1998. This decrease was due primarily to a decrease in operating costs of $13.3 million or 84.7% to $2.4 million for the three months ended March 31, 1999 from $15.7 million for the comparable period in 1998 reflecting the Company's downsizing and streamlining efforts during 1998 along with its decision to suspend indefinitely all loan origination and purchase activities during the fourth quarter of 1998. These actions resulted in significantly lower number of employees and the closing of the Company's four branch offices and correspondingly significantly lower operating costs.

         No restructuring charges were recorded during the three months ended March 31, 1999. Restructuring charges were $3.2 million for the comparable period in 1998. This charge was related to a restructuring plan that includes streamlining and downsizing the Company's operations. The Company closed its branch operation in Virginia and significantly reduced its correspondent originations and exited its conventional lending business. Of the $3.2 million, $1.1 million represented severance payments made to 142 former employees and $2.1 million represented costs incurred in connection with lease obligations and write-offs of assets no longer in service.

         Net earnings applicable to common stock increased to $3.4 million for the three months ended March 31, 1999 from a net loss applicable to common stock of $55.8 million for the comparable period in 1998. This increase was due primarily to greater revenues from gains recognized on loans sold into the Company's purchase facility as well as significantly lower operating costs resulting from the Company's downsizing efforts. The first quarter 1998 loss was due primarily to decreased loan originations, as well as decreased gain on sale of loans as a result of the Company's strategy of selling loans through whole loan sales instead of through securitizations. An increase in the liquidation preference of the preferred stock in lieu of dividends and default payments of $4.6 million was recorded during the first quarter of 1998, further increasing the net loss applicable to common stock.

FINANCIAL CONDITION

March 31, 1999 Compared to December 31, 1998

         Cash and cash equivalents increased $2.3 million or 12.5% to $20.7 million at March 31, 1999 from $18.4 million at December 31, 1998.

         Trading securities, which consist of interest-only and residual certificates, decreased $0.3 million or 0.9% to $33.4 million at March 31, 1999 from $33.7 million at December 31, 1998. This decrease was due primarily to cash received on the home equity certificates.

         Mortgage loans held for sale, net decreased $90.6 million or 73.5% to $32.7 million at March 31, 1999 from $123.3 million at December 31, 1998. This decrease was due primarily to no loan origination or purchase activity during the first quarter of 1999 and the volume of loans sold.

         Investment in discontinued operations, net was $13.0 million at March 31, 1999, unchanged from the balance at December 31, 1998. This balance primarily consisted of cash on hand of approximately $9.1 million and net receivables (net of liabilities) due of approximately $3.9 million. The Company expects to maintain a balance of cash on hand in the discontinued operations to cover existing and potential liabilities and costs pending dissolution of CSC-UK and its subsidiaries.

         Income taxes receivable decreased $0.2 million or 12.5% to $1.4 million at March 31, 1999 from $1.6 million at December 31, 1998. This decrease was due primarily to the receipt of state tax refunds.

         Other assets increased $9.4 million or 60.3% to $25.0 million at March 31, 1999 from $15.6 million at December 31, 1998. This increase was due primarily to the recognition of $7.0 million related to the Company's profit participation on loans previously sold into the Company's purchase facility. In April 1999, the Company terminated the purchase facility and received approximately $7.0 million, representing the proceeds of the Company's profit participation, which consisted of $5.0 million in cash and $2.0 million in fair value of mortgage loans (consisting of approximately $4.1 million in principal amount of loans valued by the Company at $2.0 million).

         Warehouse financing facilities outstanding decreased $83.7 million or 79.0% to $22.3 million at March 31, 1999 from $106.0 million at December 31, 1998. This decrease was due primarily to the volume of loans sold and no origination or purchase activity during the first quarter of 1999.

         Accounts payable and other liabilities increased $0.7 million or 3.0% to $24.2 million at March 31, 1999 from $23.5 million at December 31, 1998. This increase was due to deposits received during the first quarter of 1999 on loan sales that closed during April 1999. Such deposits when received are classified as accounts payable until such time that the sale transaction is completed.

         Stockholders' deficit decreased $3.4 million or 0.9% to a deficit of $394.2 million at March 31, 1999 from $397.6 million at December 31, 1998. This decrease was due to net earnings of $3.4 million for the three months ended March 31, 1999.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's business requires substantial cash to support its operating activities. The Company's principal cash requirements include the payment of interest expenses, operating expenses and income taxes and prior to the indefinite suspension of its loan origination and purchase activities, the funding of loan production. The Company uses its cash flow from the sale of assets, whole loan sales, net interest income and borrowings under its loan warehouse facility to meet its working capital needs. There can be no assurance that funds generated from operations will be sufficient to satisfy such obligations. The Company's liquidity is dependent upon favorable conditions in the whole loan sale market and the Company's ability to sell certain assets. The Company's liquidity in the future is dependent upon its ability to access funding sources. No assurances can be given as to such access or the occurrence of such conditions (see "Credit Facilities" Below).

         Historically, the Company has operated on a negative cash flow basis. During the three months ended March 31, 1999 and 1998, the Company provided net cash of $85.9 million and $75.4 million from continuing operations, respectively. Additionally, in the three months ended March 31, 1998, the Company was provided $1.2 million from investing activities. During the three months ended March 31, 1999 and 1998, the Company used cash from financing activities of $83.7 million and $65.2 million, respectively. In addition, during the three months ended March 31, 1998, the Company used net cash in discontinued operations of $10.9 million.

         The Company is required to comply with various operating covenants as defined in the Greenwich DIP Facility (as defined below). The covenants include restrictions on, among other things, the ability to (i) modify, stay, vacate or amend the bankruptcy court orders approving such facilities, (ii) create, incur, assume or suffer to exist any lien upon or with respect to any of the Company's properties, (iii) create, incur, assume, or suffer to exist any debt, (iv) wind up, liquidate or dissolve itself, reorganize, merger or consolidate with or into, or convey, sell, assign, transfer, lease or otherwise dispose of all or substantially all of its assets, (v) acquire all or substantially all of the assets or the business of any Person, (vi) create, incur, assume, or suffer to exist any obligation as lessee for the rental or hire of any real or personal property, (vii) sell, transfer, or otherwise dispose of any real or personal property to any Person and therefore directly or indirectly leaseback the same or similar property, (viii) pay any dividends or other distributions, (ix) sell, lease, assign, transfer or otherwise dispose of any of the Company's now owned or hereafter acquired assets, (x) sell any mortgage loans on a recourse basis,
(xi) make any loan or advance to any Person, or purchase or otherwise acquire any capital stock, assets, obligations, or other securities of, make any capital contribution to, or otherwise invest in or acquire any interest in any Person, or participate as a partner or joint venturer with any other Person, (xii) engage in derivatives or hedging transactions, (xiii) assume, guarantee or become directly or contingently responsible for the obligations of another Person, (xiv) enter into transactions with any affiliate, (xv) use any part of the proceeds for the purpose of purchasing or carrying margin stock, (xvi) purchase any subwarehouse mortgage loan, (xvii) make bulk purchase of mortgage loans and (xviii) make any payments of principal or interest on account of any indebtedness or trade payable prior to the filing date with certain exceptions.

CREDIT FACILITIES

     Greenwich Warehouse Facility. Prior to the filing of the Petitions, Greenwich Capital Financial Products, Inc., an affiliate of Greenwich Capital Markets, Inc. (referred to herein, including any affiliates as "Greenwich") provided a warehouse credit facility under which CSC borrowed funds on a short-term basis to support the accumulation of loans by CSC prior to sale (the "Greenwich Facility"). Subsequent to the filing of the Petitions and pursuant to an order of the Bankruptcy Court dated October 27, 1998, the Company and CSC obtained a $100 million post-petition warehouse facility from Greenwich (the "Greenwich DIP Facility") which repaid in full amounts due under the Greenwich Facility. The Greenwich DIP Facility is secured by substantially all of the assets of CSC and the capital stock of CSC and is guaranteed by the Company. The Greenwich DIP Facility originally bore interest at an interest rate of LIBOR plus 2.75%. The Greenwich DIP Facility was scheduled to terminate on February 28, 1999; however, the parties agreed by amendment to the Greenwich DIP Facility (the "Greenwich DIP Facility Amendment") to extend the termination of such facility until April 30, 1999. The Greenwich DIP Facility Amendment was approved by an order of the Bankruptcy Court dated March 24, 1999. Under the

Greenwich DIP Facility Amendment, the interest rate was changed to the prime rate plus 2.50% (10.25% at March 31, 1999). As of May 12, 1999, there was no balance outstanding under the Greenwich DIP Facility Amendment, and the facility size has been reduced to $1 million. In addition, Greenwich has consented to an extension of the termination date until the earlier of June 30, 1999 or the confirmation of a plan of reorganization or liquidation of CSC.

     CIT Warehouse Facility. Prior to the filing of the Petitions, The CIT Group/Equipment Financing, Inc. ("CIT") provided a warehouse credit facility under which CSC borrowed funds on a short-term basis to support the accumulation of loans by CSC prior to sale (the "CIT Facility"). Subsequent to the filing of the Petitions and pursuant to an order of the Bankruptcy Court dated October 27, 1998, the Company and CSC obtained a $150 million post-petition warehouse facility (the "CIT/Nomura DIP Facility") from CIT and Nomura Asset Capital Corporation ("Nomura") which repaid in full amounts due under the CIT Facility. The CIT/Nomura DIP Facility was secured by substantially all of the assets of CSC and the capital stock of CSC and was guaranteed by the Company. As of May 12, 1999, there was no balance outstanding under the CIT/Nomura DIP Facility, and such facility had been terminated during April 1999.

     LOAN SALES

         The Company disposes all of its loan production through whole loan sales where the Company receives a cash premium at the time of a profitable sale. During 1998, 1997, 1996 and the first quarter of 1999, the Company sold $414.2 million, $518.4 million, $283.9 million and $90.0 million respectively, in whole loan sales, accounting for 100.0%, 31.7%, 22.2% and 100.0% of all loan sales in the respective periods. As a result of the Company's financial condition, the Company is currently unable to sell its loans through securitizations and expects to sell its loans only through whole loan sales during 1999.

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

         Since it adopted SFAS No. 122, "Accounting for Mortgage Servicing Rights" in October 1995, the Company recognized as an asset the capitalized value of mortgage servicing rights (including normal servicing and other ancillary fees) as a mortgage servicing receivable based on their fair values. The fair value of these assets is determined based on various economic factors, including loan types, sizes, interest rates, dates of origination, terms and geographic locations. The Company also uses other available information applicable to the types of loans the Company originated and purchased (giving consideration to such risks as default and collection) such as reports on prepayment rates, interest rates, collateral value, economic forecasts and historical default and prepayment rates of the portfolio under review. The Company estimates the expected cash flows that it will receive over the life of a portfolio of loans. These expected cash flows constitute the excess of the interest rate payable by the obligors of loans over the interest rate passed through to the purchaser, less applicable recurring fees and credit losses. The Company discounts the expected cash flows at a discount rate that it believes is consistent with the required risk-adjusted rate of return to an independent third party purchaser of the interest-only and residual certificates or mortgage servicing receivables. As of March 31, 1999, the Company's balance sheet reflected the fair value of interest-only and residual certificates of $33.4 million.

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

         Since May 1, 1998, the Company has deferred the interest payments on the Convertible Debentures as part of its plan to reorganize the business. The continued deferral of the interest payments on the Convertible Debentures constitutes an "Event of Default" pursuant to the Indenture under which such securities were issued. As of October 6, 1998, due to the filing of the Petitions, the Company stopped accruing interest on the Convertible Debentures. At March 31, 1999, there were $129.6 million of Convertible Debentures outstanding and they are included in the classification liabilities subject to compromise on the Statements of Financial Condition.

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

         Since June 1, 1998, the Company has deferred the interest payments on the Notes as part of its plan to reorganize the business. The continued deferral of the interest payments on the Notes constitutes an "Event of Default" pursuant to the Indenture under which such securities were issued. As of October 6, 1998, due to the filing of the Petitions, the Company stopped accruing interest on the Notes. At March 31, 1999, the Notes are included in the classification liabilities subject to compromise on the Statements of Financial Condition.

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

         As of March 31, 1999, an aggregate of 4,374 shares of the Series A Preferred Stock had been converted (626 shares remain outstanding) into an aggregate of 12,681,270 shares of Common Stock. As of March 31, 1999, all Series A Warrants were outstanding.

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

         As of March 31, 1999, an aggregate of 449 shares of Series B Preferred Stock had been converted (4,551 shares remain outstanding) into an aggregate of 21,470,375 shares of Common Stock. As of March 31, 1999, all Series B Warrants were outstanding.

         As of March 31, 1999, if all of the outstanding shares of the Series A Preferred Stock and the Series B Preferred Stock were converted into Common Stock, the Company would not have sufficient authorized shares of Common Stock to satisfy all of these conversions.

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

         The description above of the covenants contained in the Company's credit facility and other sources of funding does not purport to be complete and is qualified in its entirety by reference to the actual agreements, which are filed by the Company with the Commission and can be obtained from the Commission. The continued availability of funds provided to the Company under these agreements is subject to the Company's continued compliance with these covenants. In addition, the Notes, the Convertible Debentures, the Series A Preferred Stock and the Series B Preferred Stock permit the holders of such securities to require the Company to purchase such securities upon a change of control (as defined in the respective Indenture or Certificate of Designations, as the case may be).

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

         As previously discussed, on October 6, 1998, the Company filed a bankruptcy case under chapter 11 of the Bankruptcy Code. As a result of changes in circumstances, including deteriorating market conditions and the Company's inability to obtain the necessary financing, on November 17, 1998, the Company suspended indefinitely all of its loan origination and purchase activities. Therefore, the Company no longer needs software that relates to the origination and purchase of mortgage loans. Should the Company resume origination and purchase activity, the Company believes that it will be able to purchase, install and implement a Year 2000 ready "off the shelf" origination system, although there can be no assurance that the Company will be able to obtain and implement such system.

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

         The Company currently uses the Oracle General Ledger System for accounting purposes. Oracle states that it is Year 2000 ready. The Company is in the process of implementing a new accounting and financial reporting system which is stated to be Year 2000 ready.

         The costs incurred to date by the Company regarding its Year 2000 readiness have not been material; however, there can be no assurances that such costs in the future will not be material. Even if the Company is Year 2000 ready, failures by significant third parties to address their Year 2000 readiness may disrupt the Company's operations and cause it to incur financial losses. These third parties include financial counterparties, subservicers, telecommunications companies, vendors and utilities.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

         In December 1997, the Eastern District plaintiffs filed a motion for appointment of lead plaintiffs and approval of co-lead counsel. On September 23, 1998, the court granted this motion. On March 25, 1998, the Company and its defendant officers and directors filed a motion with the federal Judicial Panel for Multidistrict Litigation ("JPML"), seeking consolidation of all current and future securities actions, including the New Jersey Action, for pre-trial purposes before Judge Sterling Johnson in the Eastern District. On June 12, 1998, the JPML granted this motion. As a result of the Company's chapter 11 proceedings, the action against the Company has been stayed.

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

         Other Matters. In April 1998, the Company was named as a defendant in an Amended Complaint filed against 59 separate defendants in the Circuit Court for Baltimore City entitled Peaks v. A Home of Your Own, Inc. et al. This action is styled as a class action and alleges various causes of action (including Conspiracy to Defraud, Fraud, Violation of Maryland Consumer Protection Act and Unfair Trade Practices, Negligent Misrepresentation and Negligence) against multiple parties relating to 89 allegedly fraudulent mortgages made on residential real estate in Baltimore, Maryland. The Company is alleged to have purchased at least eight of the loans (and may have purchased 15 of the loans) at issue in the Complaint. The Company has not yet been involved in any discovery and has yet to file its response. In August 1998, the plaintiff filed an amended complaint in which the class action allegations were dropped and instead the complaint was joined by 80 individual plaintiffs. The Company believes that eight of these plaintiffs may have claims that involve loans acquired by the Company. The Company has continued to monitor the proceedings and has participated informally in certain settlement discussion, but, as a result of the Company's chapter 11 proceedings, has not been required to file a response and has not been required to participate formally in any discovery.

         In September 1998, Elliott Associates, L.P. and Westgate International, L.P. filed a lawsuit against the Company and certain of its officers and directors in the Southern District. In the complaint, plaintiffs describe the lawsuit as "an action for securities fraud and breach of contract arising out of the private placement, in September 1997, of the Series B Preferred Stock of Cityscape." Plaintiffs allege violations of Section 10(b) of the Exchange Act (Count I); Section 20(a) of the Exchange Act (Count II); and two breach of contract claims against the Company (Counts III and IV). Plaintiffs allege to have purchased a total of approximately $20 million of such preferred stock. Plaintiffs seek unspecified damages, including pre-judgment interest, attorneys' fees, other expenses and court costs. The Company and its defendant officers and directors have moved to dismiss this action.

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

         In August 1998, the Company filed a lawsuit in the Circuit Court for Baltimore City Maryland, entitled Cityscape and Atlas v. Global Mortgage, et al., against various defendants seeking damages resulting from the Company's acquisition in 1995 and 1996 of 145 fraudulent residential mortgages. The Complaint, as amended on March 19, 1999, seeks $5.5 million in compensatory damages, plus unspecified punitive damages, against the mortgage broker, title company, closing agent, settlement attorney, and appraisers involved in the fraudulent loans based on theories of negligence, malpractice, conspiracy and fraud. The case is in the discovery stage, with a trial date currently set for November 1999.

         In March 1999, the Company commenced an adversary proceeding before Judge Adlai S. Hardin, Jr. in the Bankruptcy Court against Wilshire Funding Corp. and Wilshire Servicing Corporation, subsidiaries of the Wilshire Financial Services Group, Inc. The adversary proceeding alleges breach by Wilshire Funding Corp. of contractual obligations arising out of a January 8, 1998 Asset Purchase Agreement between Wilshire Funding Corp. and Cityscape Funding Corporation IV and the Company, and breach by Wilshire Servicing Corporation of contractual obligations arising out of related Assignment Agreements. CSC seeks damages of approximately $3.7 million, plus interest, attorneys' fees and costs.

         Regulatory Matters. In April and June 1996, CSC-UK acquired J&J Securities Limited (the "J&J Acquisition") and Greyfriars Group Limited (formerly known as Heritable Finance Limited) (the "Greyfriars Acquisition"), respectively. In October 1996, the Company received a request from the staff of the Commission for additional information concerning the Company's voluntary restatement of its financial statements for the quarter ended June 30, 1996. The Company initially valued the mortgage loans in the J&J Acquisition and the Greyfriars Acquisition at the respective fair values which were estimated to approximate par (or historical book value). Upon the subsequent sale of the mortgage portfolios, the Company recognized the fair value of the mortgage servicing receivables retained and recorded a corresponding gain for the fair value of such mortgage servicing receivables. Upon subsequent review, the Company determined that the fair value of such mortgage servicing rights should have been included as part of the fair value of the mortgage loans acquired as a result of such acquisitions. The effect of this accounting change resulted in a reduction in reported earnings of $26.5 million. Additionally, as a result of this accounting change, the goodwill initially recorded in connection with such acquisitions was reduced resulting in a reduction of goodwill amortization of approximately $496,000 from the previously reported figure for the second quarter. On November 19, 1996, the Company announced that it had determined that certain additional adjustments relating to the J&J Acquisition and the Greyfriars Acquisition should be made to the financial statements for the quarter ended June 30, 1996. These adjustments reflect a change in the accounting treatment with respect to restructuring charges and deferred taxes recorded as a result of such acquisitions. This caused an increase in the amount of goodwill recorded which resulted in an increase of amortization expense as previously reported in the second quarter of 1996 of $170,692. The staff of the Commission has requested additional information from the Company in connection with the accounting related to the J&J Acquisition and the Greyfriars Acquisition. The Company has supplied such requested information. In mid-October 1997, the Commission authorized its staff to conduct a formal investigation which, to date, has continued to focus on the issues surrounding the restatement of the financial statements for the quarter ended June 30, 1996. The Company is continuing to cooperate fully in this matter.

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

         UK Sale Agreement. On September 4, 1998, CSC-UK commenced proceedings in the High Court of Justice, London against Ocwen for the payment of certain sums due under the UK Sale Agreement (the "Proceedings"). Although Ocwen initially informed CSC-UK that it would defend the Proceedings, Ocwen then satisfied CSC-UK's claim by paying CSC-UK pound sterling 1.7 million ($2.8 million) on November 24, 1998. Prior to CSC-UK initiating the Proceedings, Ocwen informed CSC-UK that it would defend the (then proposed) Proceedings on the basis that any sums owed by Ocwen to CSC-UK, should be set off or extinguished against a sum which Ocwen claimed was due or, alternatively, was recoverable by it from CSC-UK on the grounds of CSC-UK's alleged breach of warranty or misrepresentation with respect to matters concerning loans of Greyfriars (the "Alleged Loan Liabilities"). With respect to the Alleged Loan Liabilities, Ocwen's attorneys claimed that CSC-UK had breached certain provisions of loan agreements with borrowers whose loans had been sold to Ocwen. Ocwen claimed that these liabilities totaled approximately pound sterling 13.0 million ($21.2 million). Additionally, pursuant to the UK Sale Agreement, Ocwen held back a sum of pound sterling 3.5 million ($5.7 million) with respect to the purchase price, pending the determination of certain other figures under the UK Sale Agreement (the "Holdback"), which sum was paid into a Holdback account at the time of the UK Sale Agreement.

         On February 15, 1999, the Company, Ocwen and certain of their subsidiaries entered into a settlement agreement (superseded by a revised agreement on April 30, 1999), in full and final settlement of all causes of action, claims, demands, liabilities, damages, costs, charges and expenses that the Company, CSC-UK and Ocwen and their respective subsidiaries may have against each other. Such claims include Ocwen's alleged claim against the Company and/or CSC-UK with respect to the Alleged Loan Liabilities. Under the settlement agreement, CSC-UK will be paid pound sterling 2.0 million ($3.3 million) plus interest from the Holdback account, and Ocwen will be paid the remaining pound sterling 1.5 million ($2.4 million) plus interest from the Holdback account. The above settlement is contemplated in the Company's recorded investment in discontinued operations at March 31, 1999.

         The approval of the Bankruptcy Court is a condition to the effectiveness of the settlement agreement. As requested by the Company, Ocwen has agreed to substitute itself for the Company or its subsidiaries where appropriate, as the party to related legal proceedings with borrowers.

         Chapter 11 Proceedings. On October 6, 1998, the Company and CSC filed the Petitions in the Bankruptcy Court. See "Chapter 11 Proceedings".

ITEM 2.  CHANGES IN SECURITIES

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Since May 1, 1998, the Company has deferred the interest payments on its 6% Convertible Subordinated Debentures due 2006 (the "Convertible Debentures") as part of its plan to reorganize the business. The continued deferral of the interest payment on the Convertible Debentures constitutes an "Event of Default" pursuant to the Indenture under which such securities were issued. As of October 6, 1998, due to the filing of the Petitions, the Company stopped accruing interest on the Convertible Debentures. The amount of accrued interest on the Convertible Debentures is $7.8 million

         Since June 1, 1998, the Company has deferred the interest payments on its $300.0 million aggregate principal amount of 12 3/4% Series A Senior Notes due 2004 (the "Notes") as part of its plan to reorganize the business. The continued deferral of the interest payments on the Notes constitutes an "Event of Default" pursuant to the Indenture under which such securities were issued. As of October 6, 1998, due to the filing of the Petitions, the Company stopped accruing interest on the Notes. The amount of accrued interest on the Notes is $32.0 million.

         As of October 6, 1998, due to the filing of the Petitions, the Company stopped accruing and paying dividends on its 6% Convertible Preferred Stock, Series A (the "Series A Preferred Stock"). The amount of accrued dividends on the Series A Preferred Stock is $18,541.

         As of October 6, 1998, due to the filing of the Petitions, the Company stopped accruing and paying dividends on its 6% Convertible Preferred Stock, Series B (the "Series B Preferred Stock"). The amount of accrued dividends on the Series B Preferred Stock is $162,107.

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

                                          Cityscape Financial Corp.

                                          (Registrant)

Date:  May 17, 1999                       By:/s/ Tim S. Ledwick
       ------------                          ------------------
                                                  Tim S. Ledwick
                                          Title:  Vice President and
                                                  Chief Financial Officer
                                          (as chief accounting officer and
                                          on behalf of the registrant)