Form 10-Q
period 1999-06-30
AMC FINANCIAL INC
filed 1999-08-16
CIK 866253

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q


[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999


[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER: 0-27314

                               AMC FINANCIAL, INC.

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

                            CITYSCAPE FINANCIAL CORP.
             (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR IF
                           CHANGED SINCE LAST REPORT)

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

         YES   X           NO

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

INDICATE BY CHECK MARK WHETHER THE REGISTRANT HAS FILED ALL DOCUMENTS AND REPORTS REQUIRED TO BE FILED BY SECTIONS 12, 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 SUBSEQUENT TO THE DISTRIBUTION OF SECURITIES UNDER A PLAN CONFIRMED BY A COURT.

         YES   X           NO

IN OCTOBER 1998, THE REGISTRANT AND ITS WHOLLY-OWNED SUBSIDIARY, EACH FILED VOLUNTARY PETITIONS FOR RELIEF UNDER CHAPTER 11 OF TITLE 11 OF THE UNITED STATES CODE WITH THE UNITED STATES BANKRUPTCY COURT FOR THE SOUTHERN DISTRICT OF NEW YORK. THE AMENDED PLAN OF REORGANIZATION BECAME EFFECTIVE ON JULY 1, 1999, AND ON THAT DATE ALL OF ITS OLD EQUITY SECURITIES WERE CANCELLED AND NEW EQUITY SECURITIES WERE ISSUED TO HOLDERS OF CLAIMS IN THE BANKRUPTCY.

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

                        7,803,488 SHARES $.01 PAR VALUE,
           OF NEW COMMON STOCK, WERE OUTSTANDING AS OF AUGUST 2, 1999

                               AMC FINANCIAL, INC.
                  (FORMERLY KNOWN AS CITYSCAPE FINANCIAL CORP.)
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                         SIX MONTHS ENDED JUNE 30, 1999


                                                                                 PAGE
                                                                                 ----
PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

Consolidated Statements of Financial Condition at June 30, 1999 and
   December 31, 1998                                                                2

Consolidated Statements of Operations for the three months and
   the six months ended June 30, 1999 and 1998                                      3

Consolidated Statements of Stockholders' Equity (Deficit) for the six months
   ended June 30, 1999 and 1998                                                     4

Consolidated Statements of Cash Flows for the six months ended June 30,
   1999 and 1998                                                                    5

Notes to Consolidated Financial Statements                                       6-12

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION             13-19
         AND RESULTS OF OPERATIONS

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                 20

PART II - OTHER INFORMATION                                                     21-26

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                               AMC FINANCIAL, INC.
                  (FORMERLY KNOWN AS CITYSCAPE FINANCIAL CORP.)
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (UNAUDITED)

                                                                                       SUCCESSOR          PREDECESSOR
                                                                                        COMPANY             COMPANY
                                                                                        JUNE 30,          DECEMBER 31,
                                                                                          1999               1998
                                                                                     -------------       -------------
ASSETS
  Cash and cash equivalents                                                          $  30,893,014       $  18,405,426
  Interest-only and residual certificates                                               12,441,939          33,660,930
  Mortgage loans held for sale, net                                                     16,490,307         123,345,783
  Investment in discontinued operations, net                                            13,008,401          13,008,401
  Income taxes receivable                                                                1,437,288           1,550,107
  Other  assets                                                                          2,543,004          15,598,619
                                                                                     -------------       -------------
     Total assets                                                                    $  76,813,953       $ 205,569,266
                                                                                     =============       =============

LIABILITIES
  Warehouse financing facilities                                                     $         -         $ 105,969,355
  Accounts payable and other liabilities                                                16,397,724          19,750,504
  Liabilities subject to compromise                                                            -           477,424,358
                                                                                     -------------       -------------
     Total liabilities                                                                  16,397,724         603,144,217
                                                                                     -------------       -------------

STOCKHOLDERS' EQUITY (DEFICIT)
  Preferred stock, $.01 par value, 10,000,000 shares authorized; 5,177 shares issued and outstanding; Liquidation Preference - Series A Preferred Stock,
    $7,460,511; Series B Preferred
    Stock, $65,239,541 at December 31, 1998                                                    -                    52
  Common stock, $.01 par value, 25,000,000 shares authorized; 7,803,488 issued and outstanding at June 30, 1999; $.01 par value, 100,000,000 shares authorized; 64,948,969 issued and outstanding at
    December 31, 1998                                                                       78,035             649,489
  Treasury stock, 70,000 shares at December 31, 1998, at cost                                  -              (175,000)
  Additional paid-in capital                                                            60,338,194         175,304,103
  Accumulated deficit                                                                          -          (573,353,595)
                                                                                     -------------       -------------
     Total stockholders' equity (deficit)                                               60,416,229        (397,574,951)
                                                                                     -------------       -------------
COMMITMENTS AND CONTINGENCIES
                                                                                     -------------       -------------
     Total liabilities and stockholders' equity (deficit)                            $  76,813,953       $ 205,569,266
                                                                                     =============       =============

          See accompanying notes to consolidated financial statements.

                               AMC FINANCIAL, INC.
                  (FORMERLY KNOWN AS CITYSCAPE FINANCIAL CORP.)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                           PREDECESSOR COMPANY
                                                                       THREE MONTHS ENDED JUNE 30,      SIX MONTHS ENDED JUNE 30,
                                                                            1999            1998            1999             1998
                                                                      -------------   -------------   -------------   -------------
Revenues
  (Loss) gain on sale of loans                                        $    (958,717)  $   3,122,835   $   4,609,295   $  (1,302,212)
  Net unrealized loss on valuation of residuals                         (20,847,449)    (11,386,803)    (20,847,449)    (18,486,803)
  Interest                                                                1,046,404       2,884,477       3,328,487       6,086,405
  Mortgage origination income                                                   -           554,018             -         1,453,326
  Other                                                                   6,243,867         266,306       7,659,773         499,318
                                                                      -------------   -------------   -------------   -------------
          Total revenues                                                (14,515,895)     (4,559,167)     (5,249,894)    (11,749,966)
                                                                      -------------   -------------   -------------   -------------

EXPENSES
  Salaries and employee benefits                                          1,427,944       7,534,494       2,856,989      17,306,373
  Interest expense                                                          112,571      13,972,347       1,401,630      28,153,877
  Selling expenses                                                          115,481       1,022,648         256,407       1,992,551
  Other operating expenses                                                3,858,852       8,649,832       6,253,145      24,334,301
  Restructuring charge                                                      790,000             -           790,000       3,233,760
                                                                      -------------   -------------   -------------   -------------
          Total expenses                                                  6,304,848      31,179,321      11,558,171      75,020,862
                                                                      -------------   -------------   -------------   -------------

  Loss before reorganization charges, income taxes and
     extraordinary item                                                 (20,820,743)    (35,738,488)    (16,808,065)    (86,770,828)
  Reorganization charges                                                    989,999             -         1,644,058             -
                                                                      -------------   -------------   -------------   -------------
  Loss before income taxes and extraordinary item                       (21,810,742)    (35,738,488)    (18,452,123)    (86,770,828)
  Income tax provision                                                       60,000         150,000          67,673         300,059
                                                                      -------------   -------------   -------------   -------------
  Loss before extraordinary item                                        (21,870,742)    (35,888,488)    (18,519,796)    (87,070,887)
  Gain from discharge of prepetition liabilities, net of taxes          416,094,747             -       416,094,747             -
                                                                      -------------   -------------   -------------   -------------
  Net earnings (loss)                                                   394,224,005     (35,888,488)    397,574,951     (87,070,887)
  Preferred stock dividends - increase in liquidation preference                -         2,090,723             -         3,661,079
  Preferred stock - default payments                                            -         4,805,442             -         7,822,216
                                                                      -------------   -------------   -------------   -------------
NET EARNINGS (LOSS) APPLICABLE TO COMMON STOCK                        $ 394,224,005   $ (42,784,653)  $ 397,574,951   $ (98,554,182)
                                                                      =============   =============   =============   =============

NET EARNINGS (LOSS) PER COMMON SHARE:
  Basic                                                                       NMF(1)          NMF(1)          NMF(1)          NMF(1)
                                                                      =============   =============   =============   =============
  Diluted                                                                     NMF(1)          NMF(1)          NMF(1)          NMF(1)
                                                                      =============   =============   =============   =============

Weighted average number of common shares outstanding:
    Basic                                                                     NMF(1)          NMF(1)          NMF(1)          NMF(1)
                                                                      =============   =============   =============   =============
    Diluted                                                                   NMF(1)          NMF(1)          NMF(1)          NMF(1)
                                                                      =============   =============   =============   =============

(1)      Not Meaningful Figure. See Note 7, "Earnings Per Share".


          See accompanying notes to consolidated financial statements.

                               AMC FINANCIAL, INC.
                  (FORMERLY KNOWN AS CITYSCAPE FINANCIAL CORP.)
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                 For the Six Months Ended June 30, 1999 and 1998


                                         PREFERRED SHARES                   COMMON SHARES
                                  ------------------------------    ------------------------------     ADDITIONAL
                                     NUMBER                            NUMBER                            PAID-IN
                                    OF SHARES          AMOUNT         OF SHARES         AMOUNT           CAPITAL
                                  -------------    -------------    -------------    -------------    -------------
Balance at December 31, 1997              5,295    $          53       47,648,738    $     476,487    $ 175,477,104
  Net loss                                  -                -                -                -                -
  Conversion of preferred stock            (118)              (1)      17,300,231          173,002         (173,001)
                                  -------------    -------------    -------------    -------------    -------------
Balance at June 30, 1998                  5,177    $          52       64,948,969    $     649,489    $ 175,304,103
                                  =============    =============    =============    =============    =============

Balance at December 31, 1998              5,177    $          52       64,948,969    $     649,489    $ 175,304,103
  Net earnings                              -                -                -                -                -
  Extinguishment of old stock            (5,177)             (52)     (64,948,969)        (649,489)    (175,304,103)
  Issuance of new common stock              -                -          7,803,488           78,035       60,338,194
                                  -------------    -------------    -------------    -------------    -------------
Balance at June 30, 1999                      0    $         -          7,803,488    $      78,035    $  60,338,194
                                  =============    =============    =============    =============    =============

                                    RETAINED
                                    EARNINGS
                                  (ACCUMULATED       TREASURY
                                     DEFICIT)          STOCK            TOTAL
                                  -------------    -------------    -------------
Balance at December 31, 1997      $(352,603,652)   $    (175,000)   $(176,825,008)
  Net loss                          (87,070,887)             -        (87,070,887)
  Conversion of preferred stock             -                -                -
                                  -------------    -------------    -------------
Balance at June 30, 1998          $(439,674,539)   $    (175,000)   $(263,895,895)
                                  =============    =============    =============

Balance at December 31, 1998      $(573,353,595)   $    (175,000)   $(397,574,951)
  Net earnings                      397,574,951              -        397,574,951
  Extinguishment of old stock       175,778,644          175,000              -
  Issuance of new common stock              -                -         60,416,229
                                  -------------    -------------    -------------
Balance at June 30, 1999          $         -      $         -      $  60,416,229
                                  =============    =============    =============


          See accompanying notes to consolidated financial statements.

                               AMC FINANCIAL, INC.
                  (FORMERLY KNOWN AS CITYSCAPE FINANCIAL CORP.)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                   PREDECESSOR COMPANY

                                                                                SIX MONTHS ENDED JUNE 30,
                                                                                1999                 1998
                                                                           -------------        -------------
Cash flows from operating activities:
 Net earnings (loss)                                                       $ 397,574,951        $ (87,070,887)
    Adjustments to reconcile net earnings (loss) from continuing operations to net cash provided by (used in) continuing
      operating activities:
      Depreciation and amortization                                              367,453            1,365,012
      Income taxes payable                                                       210,093            2,406,057
      Gain from discharge of prepetition liabilities                        (416,094,747)                 -
      Decrease in mortgage servicing receivables                                     -              4,969,162
      Decrease in interest-only and residual certificates                     21,218,991           41,755,338
      Proceeds from sale of mortgages                                        104,576,347          298,107,000
      Mortgage origination funds disbursed                                           -           (315,435,183)
      Other, net                                                              10,582,414           11,905,045
                                                                           -------------        -------------
  Net cash provided by (used in) operating activities                        118,435,502          (41,998,456)
                                                                           -------------        -------------

Cash flows from investing activities:
  Sale from discontinued operations, net                                             -             58,808,583
  Sales (purchases) of equipment                                                  21,441             (568,073)
  Proceeds from sale of mortgages held for investment                                -              2,997,382
                                                                           -------------        -------------
Net cash provided by investing activities                                         21,441           61,237,892
                                                                           -------------        -------------

Cash flows from financing activities:
    (Decrease) increase in warehouse financings                             (105,969,355)          13,666,826
                                                                           -------------        -------------
 Net cash (used in) provided by financing activities                        (105,969,355)          13,666,826
                                                                           -------------        -------------

Net increase in cash and cash equivalents                                     12,487,588           32,906,262
Cash and cash equivalents at beginning of period                              18,405,426            2,594,163
                                                                           -------------        -------------
Cash and cash equivalents at end of period                                 $  30,893,014        $  35,500,425
                                                                           =============        =============

Supplemental disclosure of cash flow information:
  Income taxes paid during the period                                      $         -          $       1,200
                                                                           =============        =============
  Interest paid during the period                                          $   1,693,980        $   3,566,045
                                                                           =============        =============

Supplemental schedule of noncash investing and financing activities:
    Cancellation of indebtedness                                           $ 476,510,976        $         -
    Extinguishment of old stock                                             (175,778,644)                 -
    Issuance of new common stock                                              60,416,229                  -


          See accompanying notes to consolidated financial statements.

                               AMC FINANCIAL, INC.
                  (FORMERLY KNOWN AS CITYSCAPE FINANCIAL CORP.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1999
                                   (UNAUDITED)

1. Organization

         AMC Financial, Inc., formerly known as Cityscape Financial Corp. (the "Company"), is a consumer finance company which, through its wholly-owned subsidiary Cityscape Corp. ("CSC"), is in the business of selling and holding in its portfolio mortgage loans secured primarily by one- to four-family residences. The Company also had been in the business of originating and purchasing mortgage loans until the Company suspended indefinitely such business in November 1998. The majority of the Company's loans were made to owners of single family residences who use the loan proceeds for such purposes as debt consolidation and financing of home improvements and educational expenditures, among others. The Company recently emerged from chapter 11 proceedings (see Notes 2 and 3). As part of its current operating plan, the Company will be relocating its operations from Elmsford, New York to Houston, Texas during the third quarter of 1999.

2. Basis of Presentation

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring accruals, considered necessary for a fair presentation of the results for the interim period, have been included. The accompanying consolidated financial statements and the information included under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" should be read in conjunction with the consolidated financial statements and related notes of the Company for the year ended December 31, 1998.

         The Company has been reorganized through a plan of reorganization under chapter 11 of title 11 of the United States Code. Although the plan became effective on July 1, 1999, the effective date of the plan for accounting purposes is considered to be June 30, 1999, and accordingly, the Company has adopted fresh start reporting as of June 30, 1999 (see Note 4). Adjustments were recorded as of June 30, 1999 to reflect the effects of the consummation of the plan of reorganization and the implementation of fresh start reporting.

         The Company's emergence from chapter 11 proceedings has resulted in a new reporting entity with no retained earnings or accumulated deficit as of June 30, 1999. Accordingly, the Company's consolidated financial statements for periods prior to June 30, 1999 will not be comparable to consolidated financial statements presented on or subsequent to June 30, 1999. A black line has been drawn on the accompanying consolidated Statements of Financial Condition to distinguish between the successor Company and the predecessor Company.

         Operating results for the three and six months ended June 30, 1998 and 1999 are for the predecessor Company and are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. These results will not be comparable to those of the successor Company.

         The Company's consolidated financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and the liquidation of liabilities and commitments in the normal course of business. The Company had incurred significant losses from operations for the years ended December 31, 1998 and 1997. Additionally, the Company emerged from chapter 11 proceedings on July 1, 1999 and has not had significant operations as a restructured entity. While a plan for the use of the reorganized Company's cash and other assets has not been formed, such assets will be available for general corporate purposes as determined by the Board of Directors of the reorganized Company, including investments, acquisitions and joint ventures, all as determined by the

Board of Directors to be in the best interests of the reorganized Company. It is expected that the reorganized Company will reenter the mortgage loan origination business at some time in the future, based on prevailing industry conditions and the general business climate.

         The consolidated financial statements of the Company include the accounts of CSC and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

         Certain amounts in the statements have been reclassified to conform with the 1999 classifications.

3. Chapter 11 Proceedings

         On October 6, 1998, the Company and CSC filed voluntary petitions in the United States Bankruptcy Court for the Southern District of New York and thereafter operated their businesses as debtors-in-possession.

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

         On June 16, 1999, the Bankruptcy Court entered an order confirming the reorganization plan, as amended. The effective date of the reorganization plan was July 1, 1999. The reorganization plan provides for substantive consolidation of the assets of the Company and CSC and for distributions to creditors as summarized below (which estimated distributions are based upon the Company's and CSC's estimate of $10.0 million in general unsecured claims that would ultimately be allowed by the Bankruptcy Court). The reorganization plan provided that: (i) administrative claims, priority tax claims, bank claims, other secured claims and priority claims would be paid in full; (ii) holders of the 12 3/4% Series A Senior Notes due 2004 (the "Notes") would receive in exchange for all of their claims, in the aggregate 92.48% of the new common stock of the reorganized company; (iii) holders of the 6% Convertible Subordinated Debentures due 2006 (the "Convertible Debentures") would receive in exchange for all of their claims, in the aggregate, 5.43% of the new common stock of the reorganized company; (iv) holders of general unsecured claims would receive 2.09% of the new common stock of the reorganized company; and (v) common stock, preferred stock and warrants of the predecessor Company would be extinguished and holders thereof would receive no distributions under the reorganization plan.


4. Fresh Start Reporting

         As of June 30, 1999, the Company adopted fresh start reporting in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" ("SOP 90-7"). Fresh start reporting assumes that a new reporting entity has been created and assets and liabilities should be reported at their fair values as of the effective date.

         The reorganization value of $76.8 million was determined based upon the Company's estimate of the fair value of its assets as defined in the plan of reorganization which does not assume any future origination and loan sale activity. Accordingly, the reorganization value approximates the fair value of its assets before considering liabilities, which must be assumed and extinguished pursuant to the terms of the reorganization plan, as amended, and represents the Company's estimate of the amount a buyer would pay for the assets after the restructuring.

         The Company's emergence from chapter 11 proceedings and the adoption of fresh start reporting resulted in the following adjustments to the Company's consolidated Statement of Financial Condition as of June 30, 1999:

                                                             PREDECESSOR                                            SUCCESSOR
                                                               COMPANY                                               COMPANY

                                                               JUNE 30,           FRESH START ADJUSTMENTS            JUNE 30,
                                                                 1999            DEBIT              CREDIT             1999
                                                            -------------    -------------      -------------     -------------
ASSETS
  Cash and cash equivalents                                 $  30,893,014    $         -        $        -        $  30,893,014
  Interest-only and residual certificates                      12,441,939              -                 -           12,441,939
  Mortgage loans held for sale, net                            16,490,307              -                 -           16,490,307
  Investment in discontinued operations, net                   13,008,401              -                 -           13,008,401
  Income taxes receivable                                       1,437,288              -                 -            1,437,288
  Other  assets                                                 2,543,004              -                 -            2,543,004
                                                            -------------    -------------      -------------     -------------
     Total assets                                           $  76,813,953    $         -        $        -        $  76,813,953
                                                            =============    =============      =============     =============

LIABILITIES
  Accounts payable and other liabilities                    $  16,397,724    $         -        $        -        $  16,397,724
  Liabilities subject to compromise                           476,510,976      476,510,976 (1)           -                  -
                                                            -------------    -------------      -------------     -------------
     Total liabilities                                        492,908,700      476,510,976               -           16,397,724
                                                            -------------    -------------      -------------     -------------

STOCKHOLDERS' EQUITY (DEFICIT)
  Preferred stock                                                      52               52 (2)           -                  -
  Common stock                                                    649,489          649,489 (2)        78,035 (3)         78,035
  Treasury stock                                                 (175,000)             -             175,000 (2)            -
  Additional paid-in capital                                  175,304,103      175,304,103 (2)    60,338,194 (3)     60,338,194
  Accumulated deficit                                        (591,873,391)             -         175,778,644 (2)            -
                                                                                                 416,094,747 (4)
                                                            -------------    -------------      -------------     -------------
     Total stockholders' equity (deficit)                    (416,094,747)     175,953,644       652,464,620         60,416,229
                                                            -------------    -------------      -------------     -------------
     Total liabilities and stockholders' equity (deficit)   $  76,813,953    $ 652,464,620   $   652,464,620      $  76,813,953
                                                            =============    =============      =============     =============

(1) To record the discharge of the debt, related interest and other liabilities as follows:

         Discharge/extinguishment - Notes                    $300,000,000
         Discharge/extinguishment - Convertible Debentures    129,620,000
         Accrued interest on Notes and Convertible
           Debentures                                          39,771,220
         Other liabilities discharged                           7,119,756
                                                             ------------
                                                             $476,510,976
                                                             ============

(2)      To eliminate the predecessor Company's stockholder's deficit.

(3) To record the issuance of 7,803,488 shares of new common stock (par value $0.01 per share).

(4) To record the extraordinary gain resulting from the discharge of indebtedness, calculated as follows:

           Historical carrying value of
                old debt securities                  $ 429,620,000

           Historical carrying value of
                related accrued interest                39,771,220

           Historical carrying value of
                other liabilities                        7,119,756

           New common stock (7.8 million shares to
                                   creditors)          (60,416,229)
                                                     -------------
                                                     $ 416,094,747
                                                     =============

5. Discontinued Operations

         The Company commenced operations in the United Kingdom in May 1995 with the formation of City Mortgage Corporation Limited ("CSC-UK"), an English corporation that originated, sold and serviced loans in England, Scotland and Wales in which the Company initially held a 50% interest and subsequently purchased the remaining 50%. CSC-UK had no operations and no predecessor operations prior to May 1995. The Company adopted a plan in March 1998 to sell the assets of CSC-UK and completed the sale in April 1998. As a result of the sale, the Company received proceeds, at the time of closing, of $83.8 million, net of closing costs and other fees. During 1998, the Company received an additional $4.5 million related to the loan portfolio adjustments. During the second quarter of 1999, the Company received $3.1 million in settlement of the assumed liabilities at the date of sale.

         The net assets of CSC-UK have been reclassified on the Company's financial statements as investment in discontinued operations. As of June 30, 1999, the Company's net investment in discontinued operations totaled $13.0 million, representing cash on hand in the discontinued operation of approximately $12.0 million and net receivables (net of liabilities) due of approximately $1.0 million. The Company expects to maintain a balance of cash on hand in the discontinued operations to cover existing and potential liabilities and costs pending dissolution of CSC-UK and its subsidiaries.


6. New Accounting Pronouncements

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities and is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company has not completed its analysis of SFAS No. 133.

7. Earnings Per Share

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

         The presentation of EPS for the three and six months ended June 30, 1999 and 1998 is not meaningful due to the Company's emergence from chapter 11 proceedings and the implementation of fresh start reporting.

8. Valuation of Residuals

         The interests that the Company received upon loan sales through its securitizations are in the form of interest-only and residual certificates. The Company's interest-only and residual certificates are comprised of interests in home equity mortgage loans and "Sav*-A-Loan(R)" mortgage loans (loans generally made to homeowners with little or no equity in their property but who possess a favorable credit profile and debt-to-income ratio and who often use the proceeds from such loans to repay outstanding indebtedness as well as make home improvements).

         In accordance with SFAS No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise", the Company accounts for the interest-only and residual certificates as "securities available for sale" and, as such, they are recorded at their fair value. Fair value of these certificates is determined based on various economic factors, including loan types, sizes, interest rates, dates of origination, terms and geographic locations. The Company also uses other available information such as reports on prepayment rates, interest rates, collateral value, economic forecasts and historical default and prepayment rates of the portfolio under review. If the fair value of the interest-only and residual certificates is different from the recorded value, the unrealized gain or loss will be reflected on the Consolidated Statements of Operations.

         The table below summarizes the value of the Company's interest-only and residual certificates by product type:

                    June 30,    December 31,
                      1999          1998
                  -----------   ------------
Home Equity       $    18,838   $ 6,490,461
Sav*-A-Loan (R)    12,423,101    27,170,469
                  -----------   -----------
                  $12,441,939   $33,660,930
                  ===========   ===========

         The key assumptions used to value the Company's interest-only and residual certificates at June 30, 1999 and December 31, 1998 are as follows:

                                                June 30,         December 31,
                                                  1999               1999
                                               ----------        ------------
         Home Equity
           Discount Rate                             20.0%             20.0%
           Constant Prepayment Rate                  30.0%             30.0%
           Loss Rate Range per Annum           7.3 - 33.0%        7.5 - 7.5%
         Sav*-A-Loan(R)
           Discount Rate                             20.0%             20.0%
           Constant Prepayment Rate                  19.0%             16.8%
           Loss Rate Range per Annum           3.0 - 10.0%       4.5% - 7.0%

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

          For the three months ended June 30, 1999, the Company experienced significant changes in the performance of the underlying pools of mortgages in both the home equity and Sav*-A-Loan(R) securitizations. As a result of higher than anticipated losses on all securitizations and higher prepayment speeds on Sav*-A-Loan(R) securitizations, the Company recorded an unrealized loss on valuation of residuals of $20.8 million. The Company's loss rate of 7.5% per annum on its home equity securitizations at March 31, 1999 was increased to reflect losses ranging from 7.3% to 33.0% per annum at June 30, 1999; the discount rate of 20% and the weighted average prepayment speed of 30.0% remained unchanged. The Company also increased its loss rates on the Sav*-A-Loan(R) securitizations. As of June 30, 1999, the Sav*-A-Loan (R) loss rates range from 3.0% to 10.0% per annum as compared to loss rates ranging from 4.5% to 7.0% at March 31, 1999; constant prepayment speed was increased from 16.8% to 19.0% and the discount rate remained constant at 20%.


9. Other Revenues

         In the second quarter of 1999, the Company recorded other revenue totaling $6.1 million representing gain on the sale of its servicer advances (i.e., claims against securitization trusts for reimbursement of advances made to such trusts by the Company as servicer). The sale of the Company's servicer advances was in connection with a consensual resolution of claims asserted by Harris Trust and Savings Bank, U.S. Bank National Association, Financial Security Assurance Inc., MBIA Insurance Corporation, The Chase Manhattan Bank and Financial Guaranty Insurance (collectively, the "Trustees"). Under the terms of the consensual resolution, the Company transferred a portion of its servicing rights to Ocwen Federal Bank FSB ("Ocwen FSB") on its home equity securitizations (95-1, 95-2, 95-3, 96-1, 96-2, 96-3 and 96-4). In June 1999, the
Company transferred these servicing rights, except for the 95-1 trust, to Ocwen FSB and received a net amount of $14.4 million in cash, resulting in a gain of $6.1 million, representing net funds received in excess of the Company's carrying value of servicer advances. In July 1999, the Company transferred the servicing on the 95-1 trust at an amount equal to the Company's carrying value of servicer advances. The Company expects to receive the funds from this transaction in August 1999. Additionally, as stipulated in the agreements, the securitization trusts established reserve funds to cover existing and potential legal and other costs to be incurred by the Trustees.


10. Restructuring

         In June 1999, the Company announced a restructuring plan that included the elimination of its servicing function and the relocation of its corporate office from Elmsford, New York to Houston, Texas. The relocation plan is expected to be completed during the third quarter of 1999. Accordingly, the Company has recorded a restructuring charge totaling $790,000 in the second quarter of 1999. Restructuring charges primarily represent severance obligations and future lease obligations.

11. Income Taxes

         In accordance with the provisions of Internal Revenue Code Section 382, utilization of the Company's net operating loss carryforwards is limited in years following a change in the Company's ownership. The net operating loss limitation is computed by applying a percentage (approximately 5%, as determined by the Internal Revenue Code; i.e., the long-term tax-exempt rate determined under Internal Revenue Code Section 382(f)) to the value of the Company on the date of the change. The Section 382 limitation limits the use of the net operating loss carryforward as computed on the date of the change in ownership. Net operating losses incurred after the date of the change of ownership are not limited unless another change in ownership occurs. A change in ownership occurred in October 1997 primarily as a result of conversions of the Company's 6% Convertible Preferred Stock, Series A into the Company's common stock. Additionally, a change in ownership occurred upon the Company's emergence from bankruptcy. Accordingly, the Company's use of pre-ownership change net operating losses and certain other tax attributes (if any), to the extent remaining after the reduction thereof as a result of the cancellation of indebtedness of the Company, is limited and generally will not exceed each year the product of the long-term tax-exempt rate and the value of the Company's stock increased to reflect the cancellation of indebtedness pursuant to the reorganization plan. For accounting purposes, the Company established a valuation allowance to offset the value, if any, of the net operating loss carryforwards.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements which involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors including, but not limited to, the successful sale of loans in the whole loan sales market, legal proceedings and other matters, adverse economic conditions, competition and other risks detailed from time to time in the Company's Securities and Exchange Commission reports. The Company undertakes no obligation to release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of anticipated or unanticipated events.

GENERAL

         The Company is a consumer finance company which, through its wholly-owned subsidiary, CSC, is in the business of selling and holding in its portfolio mortgage loans secured primarily by one- to four-family residences. The Company also had been in the business of originating and purchasing such mortgage loans until the Company indefinitely suspended such business in November 1998. The majority of the Company's loans were made to owners of single family residences who use the loan proceeds for such purposes as debt consolidation and financing of home improvements and educational expenditures, among others. As part of its current operating plan, the Company will be relocating its operations from Elmsford, New York to Houston, Texas during the third quarter of 1999. While a plan for the use of the reorganized Company's cash and other assets has not been formed, such assets will be available for general corporate purposes as determined by the Board of Directors of the reorganized Company, including investments, acquisitions and joint ventures, all as determined by the Board of Directors to be in the best interests of the reorganized Company. It is expected that the reorganized Company will reenter the mortgage loan origination business at some time in the future, based on prevailing industry conditions and the general business climate. Additionally, management is currently pursuing plans to re-list the Company on NASDAQ.

         The Company primarily generates revenue from gain on sale of loans recognized from premiums on loans sold through whole loan sales to institutional purchasers, and interest earned on loans held for sale. Historically, the Company also recognized gain on sale of loans sold through securitizations, excess mortgage servicing receivables and fees earned on loans serviced and origination fees received as part of the loan application process.

         As a result of the Company's reorganization efforts and corresponding bankruptcy filing, during the second quarter of 1999, the Company entered into agreements to transfer all its servicing rights. The Company's servicing rights were transferred in July 1999.

CHAPTER 11 PROCEEDINGS

         On October 6, 1998, the Company and CSC filed voluntary petitions in the Bankruptcy Court and thereafter operated their businesses as debtors-in-possession.

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

         On June 16, 1999, the Bankruptcy Court entered an order confirming the reorganization plan, as amended. The effective date of the reorganization plan was July 1, 1999. The reorganization plan provides for substantive consolidation of the assets of the Company and CSC and for distributions to creditors as summarized below (which estimated distributions are based upon the Company's and CSC's estimate of $10.0 million in general unsecured claims that would ultimately be allowed by the Bankruptcy Court). The reorganization plan provided that: (i) administrative claims, priority tax claims, bank claims, other secured claims and priority claims would be paid in full; (ii) holders of Notes would receive in exchange for all of their claims, in the aggregate 92.48% of the new common stock of the reorganized company; (iii) holders of the Convertible Debentures would receive in exchange for all of their claims, in the aggregate, 5.43% of the new common stock of the reorganized company; (iv) holders of general unsecured claims would receive 2.09% of the new common stock of the reorganized company; and (v) common stock, preferred stock and warrants of the predecessor Company would be extinguished and holders thereof would receive no distributions under the reorganization plan.

         Under the plan of reorganization, as of July 1, 1999, three new directors were deemed elected to the board of directors of AMC Financial, Inc. The three directors, which now constitute the board of directors, are D. Richard Thompson, who will also serve as the Chief Executive Officer and President, Mark Lasry and Mark A. Neporent.

DISCONTINUED OPERATIONS

         The Company adopted a plan in March 1998 to sell the assets of CSC-UK and completed the sale in April 1998. As a result of the sale, the Company received proceeds, at the time of closing, of $83.8 million, net of closing costs and other fees.

         The net assets of CSC-UK have been reclassified on the Company's financial statements as investment in discontinued operations. As of June 30, 1999, the Company's net investment in discontinued operations totaled $13.0 million, representing cash on hand in the discontinued operation of approximately $12.0 million and net receivables (net of liabilities) due of approximately $1.0 million. The Company expects to maintain a balance of cash on hand in the discontinued operations to cover existing and potential liabilities and costs pending dissolution of CSC-UK and its subsidiaries.

RESULTS OF OPERATIONS

THE RESULTS OF OPERATIONS SHOWN IN THE ACCOMPANYING FINANCIAL STATEMENTS ARE FOR THE PREDECESSOR COMPANY. AMC FINANCIAL, INC. ADOPTED FRESH START REPORTING IN ACCORDANCE WITH SOP 90-7 EFFECTIVE JUNE 30, 1999.

Three Months Ended June 30, 1999 Compared to Three Months Ended June 30, 1998

         Revenues decreased $9.9 million to negative $14.5 million for the three months ended June 30, 1999 from negative $4.6 million for the comparable period in 1998. This decrease was due primarily to an increase in the net unrealized loss on valuation of residuals of $9.4 million over the prior year's loss and a $4.1 million decrease in the gain on sale of loans, partially offset by a $6.1 million gain recognized on the transfer of the Company's servicing rights and related servicer advances during the second quarter of 1999.

         For the three months ended June 30, 1999, the Company recorded a loss on sale of loans totaling $958,717. This loss was primarily due to a reserve of $1 million established on amounts due from loans sold in 1999 partially offset by a gain of $43,216 on the sale of $16.6 million of whole loans at an average net premium of 0.3%. For the three months ended June 30, 1998, the Company recorded a gain on sale of loans totaling $3.1 million. This gain was primarily due to the sale of $46.9 million of whole loans at an average net premium received of 2.6% as compared to the average premium paid on such loans of 1.1%. Additionally, included in the gain on sale during the second quarter of 1998 was approximately $2.4 million of gain representing the profit participation realized during the quarter on $111.1 million of loans sold during the first quarter of 1998 into the Company's purchase facility. Approximately $19.8 million of the whole loan sales during the second quarter represented loans sold on a non-recourse basis into the Company's purchase facility. The Company retained a participation in future profits on these loans but did not record any gain related to this profit participation during the second quarter of 1998.

         For the three months ended June 30, 1999, the Company recorded an unrealized loss on the valuation of residuals of $20.8 million. The Company's loss rate of 7.5% per annum at March 31, 1999 on its home equity securitizations was increased at June 30, 1999 to reflect loss rates ranging from 7.3% to

33.0% per annum. The Company also increased its loss rates on the Sav*-A-Loan securitizations. As of June 30, 1999, the Sav*-A-Loan loss rates range from 3.0% to 10.0% per annum as compared to loss rates ranging from 4.5% to 7.0% at March 31, 1999 and constant prepayment speed was increased from 16.8% to 19.0%. The unrealized loss on valuation of residuals of $11.4 million for the comparable period in 1998 reflected an increase in its weighted average loss rate to 4.35% per annum at June 30, 1998 from 3.3% per annum at March 31, 1998 and an increase in its weighted average prepayment speed to 34.8% per annum at June 30, 1998 from 31.8% per annum at March 31, 1998 for its home equity securitized loans.

         Interest income decreased $1.8 million or 63.7% to $1.0 million for the three months ended June 30, 1999 from $2.9 million for the comparable period in 1998. This decrease was due primarily to lower average balances of mortgage loans held for sale in the second quarter of 1999 as compared to the same period in 1998 primarily resulting from the Company's cessation of loan originations and purchase activity during the fourth quarter of 1998.

         No mortgage origination income was recorded for the three months ended June 30, 1999 as a result of the Company's decision in November 1998 to suspend indefinitely its loan origination activity. Mortgage origination income was $554,018 on loan originations of $119.7 million for the comparable period in 1998.

         Other income increased $5.9 million to $6.2 million for the three months ended June 30, 1999 from $266,306 for the comparable period in 1998. During the second quarter of 1999, the Company entered into agreements to transfer its servicing rights on all of its home equity securitizations to Ocwen FSB and received net cash of $14.4 million (on the transfer of its 95-2, 95-3, 96-1, 96-2, 96-3 and 96-4 home equity securitizations) resulting in a net gain of $6.1 million, representing amounts received in excess of the Company's carrying value of servicer advances. These servicer advances represent claims against the securitization trusts for reimbursement of advances made to such trusts by the Company as servicer.

         Total expenses decreased $24.9 million or 79.8% to $6.3 million for the three months ended June 30, 1999 from $31.2 million for the comparable period in 1998. This decrease was due primarily to the Company's suspension of origination and purchase activities and the corresponding reduction of its workforce.

         Salaries and employee benefits decreased $6.1 million or 81.0% to $1.4 million for the three months ended June 30, 1999 from $7.5 million for the comparable period in 1998. This decrease was due primarily to decreased staffing levels to 42 employees at June 30, 1999 as compared to 507 employees at June 30, 1998.

         Interest expense decreased $13.9 million or 99.2% to $112,571 for the three months ended June 30, 1999 from $14.0 million for the comparable period in 1998. This decrease was due primarily to the Company ceasing to accrue interest on the Convertible Debentures and Notes as of October 6, 1998 due to the filing of the Petitions and a lower average balance of loans on the warehouse finance lines as a result of the Company's decision in November 1998 to suspend indefinitely all loan origination and purchase activities and the Company's payoff of all warehouse related financing in April 1999.

         Selling and other expenses decreased $5.7 million or 58.9% to $4.0 million for the three months ended June 30, 1999 from $9.7 million for the comparable period in 1998. This decrease was due primarily to a decrease in operating costs of $4.7 million or 54.4% to $3.9 million for the three months ended June 30, 1999 from $8.6 million for the comparable period in 1998 reflecting the Company's restructuring efforts, including the suspension of its origination and purchase activities, closing of its branch operations and related reduction in its workforce.

         Restructuring charges of $790,000 were recorded during the three months ended June 30, 1999 as a result of the Company's plan to move its operations from Elmsford, New York to Houston, Texas. Restructuring charges primarily represent severance obligations and future lease obligations. There were no restructuring charges recorded during the comparable period in 1998.

         Net earnings applicable to common stock increased to $394.2 million for the three months ended June 30, 1999 from a net loss applicable to common stock of $42.8 million for the comparable period in 1998. Included in the net earnings applicable to common stock is an extraordinary item reflecting the gain from the discharge of prepetition liabilities, net of taxes, totaling $416.1 million. Excluding the extraordinary gain, the decreased loss was due primarily to significantly lower operating costs resulting from the Company's downsizing efforts partially offset by an increase in the net unrealized loss on valuation of residuals. The second quarter 1998 loss was due primarily to decreased loan originations, as well as lower gain on sale of loans due to the Company's strategy of selling loans through whole loan sales instead of through securitizations prior to the reduction of these operating costs. An increase in the liquidation preference of the preferred stock in lieu of dividends and default payments of $6.9 million was recorded during the second quarter of 1998 further increasing the net loss applicable to common stock.

Six Months Ended June 30, 1999 Compared to Six Months Ended June 30, 1998

         Revenues increased $6.5 million to negative $5.2 million for the six months ended June 30, 1999 from negative $11.7 million for the comparable period in 1998. This increase was due primarily to a gain recorded on its sale of loans of $4.6 million and the Company's recognition of $6.1 million of revenues related to the transfer of its home equity servicing rights and related servicer advances during the first six months of 1999 compared to a net loss on loan sales of $1.3 million during the first six months of 1998.

         Gain on sale of loans increased $5.9 million to $4.6 million for the six months ended June 30, 1999 from a loss on sale of loans of $1.3 million for the comparable period in 1998. This increase was primarily due to the recognition of $7.0 million related to the Company's profit participation on loans previously sold into the Company's purchase facility, offset by the sale of $106.6 million of loans sold at a net loss of $2.4 million. For the six months ended June 30, 1998, the net loss on sale of loans was primarily due to the sale of $285.2 million of whole loans at an average net premium received of 1.5% as compared to the average premium paid on such loans of 2.4%. Approximately $45.0 million of such whole loan sales represented loans sold on a non-recourse basis into the Company's purchase facility without any gain recorded during the first six months of 1998.

          For the six months ended June 30, 1999, the Company recorded an unrealized loss on the valuation of residuals of $20.8 million. The Company's loss rate of 7.5% per annum at March 31, 1999 on its home equity securitizations was increased at June 30, 1999 to reflect loss rates ranging from 7.3% to 33.0% per annum. The Company also increased its loss rates on the Sav*-A-Loan (R) securitizations. As of June 30, 1999, the Sav*-A-Loan (R) loss rates range from 3.0% to 10.0% per annum as compared to loss rates ranging from 4.5% to 7.0% at March 31, 1999 and constant prepayment speed was increased from 16.8% to 19.0%. The unrealized loss on valuation of residuals of $18.5 million recorded for the comparable period in 1998 reflected an increase in its weighted average loss rate to 4.35% per annum at June 30, 1998 from 1.7% per annum at December 31, 1997 and an increase in its weighted average prepayment speed to 34.8% per annum at June 30, 1998 from 31.8% per annum at December 31, 1997 for its home equity securitized loans.

         Interest income decreased $2.8 million or 45.3% to $3.3 million for the six months ended June 30, 1999 from $6.1 million for the comparable period in 1998. This decrease was due primarily to lower average balances of mortgage loans held for sale during the first six months of 1999 as compared to the same period in 1998 primarily resulting from the Company's cessation of loan originations and purchase activity during the fourth quarter of 1998.

         No mortgage origination income was recorded for the six months ended June 30, 1999 as a result of the Company's decision in November 1998 to suspend indefinitely its loan origination activity. Mortgage origination income was $1.5 million on loan originations of $270.9 million for the comparable period in 1998.

         Other income increased $7.2 million to $7.7 million for the six months ended June 30, 1999 from $499,318 for the comparable period in 1998. During the second quarter of 1999, the Company entered into agreements to transfer its servicing rights on all of its home equity securitizations to Ocwen FSB and received net cash of $14.4 million (on the transfer of its 95-2, 95-3, 96-1, 96-2, 96-3 and 96-4 home equity securitizations) resulting in a net gain of $6.1 million, representing amounts received in excess of the Company's carrying value of servicer advances. These servicer advances represent claims against the securitization trusts for reimbursement of advances made to such trusts by the Company as servicer.


         Total expenses decreased $63.4 million or 84.6% to $11.6 million for the six months ended June 30, 1999 from $75.0 million for the comparable period in 1998. This decrease was due primarily to the Company's suspension of origination and purchase activities and the corresponding reduction of its workforce from 507 employees at June 30, 1998 to 42 at June 30, 1999.

         Salaries and employee benefits decreased $14.4 million or 83.5% to $2.9 million for the six months ended June 30, 1999 from $17.3 million for the comparable period in 1998. This decrease was due primarily to decreased staffing levels to 42 employees at June 30, 1999 as compared to 507 employees at June 30, 1998.

         Interest expense decreased $26.8 million or 95.0% to $1.4 million for the six months ended June 30, 1999 from $28.2 million for the comparable period in 1998. This decrease was due primarily to the Company ceasing to accrue interest on the Convertible Debentures and Notes as of October 6, 1998 due to the filing of the Petitions and a lower average balance of loans on the warehouse finance lines as a result of the Company's decision in November 1998 to suspend indefinitely all loan origination and purchase activities and the Company's payoff of all warehouse related financing in April 1999.

         Selling and other expenses decreased $19.8 million or 75.3% to $6.5 million for the six months ended June 30, 1999 from $26.3 million for the comparable period in 1998. This decrease was due primarily to decreased operating costs of $18.0 million or 74.3% to $6.3 million for the six months ended June 30, 1999 from $24.3 million for the comparable period in 1998 reflecting the Company's restructuring efforts, including the suspension of its origination and purchase activities, closing of its branch operations and related reduction in its workforce.

         Restructuring charges of $790,000 were recorded during the six months ended June 30, 1999 as a result of the Company's plan to move its operations from Elmsford, New York to Houston, Texas. Restructuring charges primarily represent severance obligations and future lease obligations. Restructuring charges were $3.2 million for the comparable period in 1998. This charge was related to a restructuring plan that included streamlining and downsizing the Company's operations. The Company closed its branch operation in Virginia and significantly reduced its correspondent originations and exited its conventional lending business. Of the $3.2 million, $1.1 million represented severance payments made to 142 former employees and $2.1 million represented costs incurred in connection with lease obligations and write-offs of assets no longer in service.

         Net earnings applicable to common stock increased to $397.6 million for the six months ended June 30, 1999 from a net loss applicable to common stock of $98.6 million for the comparable period in 1998. Included in the net earnings applicable to common stock is an extraordinary item reflecting the gain from the discharge of prepetition liabilities, net of taxes, totaling $416.1 million. Excluding the extraordinary gain, the decreased loss was due primarily to greater revenues from gains recognized on loans sold into the Company's purchase facility as well as significantly lower operating costs resulting from the Company's downsizing efforts. The loss during the first six months of 1998 was due primarily to decreased loan originations, as well as lower gain on sale of loans due to the Company's strategy of selling loans through whole loan sales instead of through securitizations prior to the reduction of these operating costs. An increase in the liquidation preference of the preferred stock in lieu of dividends and default payments of $11.5 million was recorded during the first six months of 1998 further increasing the net loss applicable to common stock.

FINANCIAL CONDITION

June 30, 1999 Compared to December 31, 1998

         The Company's emergence from chapter 11 proceedings has resulted in a new reporting entity with no retained earnings or accumulated deficit as of June 30, 1999. A black line has been drawn on the accompanying consolidated Statements of Financial Condition to distinguish between the successor Company and the predecessor Company.

         Cash and cash equivalents increased $12.5 million or 67.9% to $30.9 million at June 30, 1999 from $18.4 million at December 31, 1998.

         Interest-only and residual certificates decreased $21.3 million or 63.0% to $12.4 million at June 30, 1999 from $33.7 million at December 31, 1998. This decrease was due primarily to the write-down of $20.8 million recorded during the six months ended June 30, 1999.

         Mortgage loans held for sale, net decreased $106.8 million or 86.6% to $16.5 million at June 30, 1999 from $123.3 million at December 31, 1998. This decrease was due primarily to no loan origination or purchase activity during the first six months of 1999 and the volume of loans sold.

         Investment in discontinued operations, net was $13.0 million at June 30, 1999, unchanged from the balance at December 31, 1998. This balance primarily consisted of cash on hand of approximately $12.0 million and net receivables (net of liabilities) due of approximately $1.0 million. The Company expects to maintain a balance of cash on hand in the discontinued operations to cover existing and potential liabilities and costs pending dissolution of CSC-UK and its subsidiaries.

         Income taxes receivable decreased $112,819 or 7.3% to $1.4 million at June 30, 1999 from $1.6 million at December 31, 1998. This decrease was due primarily to the receipt of state tax refunds.

         Other assets decreased $13.1 million or 83.7% to $2.5 million at June 30, 1999 from $15.6 million at December 31, 1998. This decrease was due primarily to the sale of the Company's servicer advances totaling $8.3 million.

         The Company did not have any warehouse financing facilities outstanding at June 30, 1999 as compared to $106.0 million at December 31, 1998. This decrease was due to the Company paying off all warehouse related financing in April 1999.

         Accounts payable and other liabilities decreased $3.4 million or 17.0% to $16.4 million at June 30, 1999 from $19.8 million at December 31, 1998. This decrease was due primarily to the settlement of reorganization expenses totaling $2.4 million.


LIQUIDITY AND CAPITAL RESOURCES

         During the six months ended June 30, 1999, the Company was provided $118.4 million from continuing operations and used $106.0 million in financing activities. The Company's principal cash requirements include the payment of operating expenses. The Company uses its cash flow from whole loan sales and net interest income to meet its working capital needs. Should the full funding of the over-collateralization accounts in connection with the Company's securitizations occur, the Company also may receive cash payments on its residual certificates related to its securitizations, although no assurance can be given as to when or whether this will occur. Based upon the current and anticipated levels of operations, the Company believes that cash flow from operations and available cash will be adequate to meet the Company's anticipated requirements for working capital.

CREDIT FACILITY

         Greenwich Capital Financial Products, Inc. provided a $100 million post-petition warehouse facility which repaid the full amounts due under their prior facility. This facility was terminated in June 1999.


LOAN SALES

         The Company disposes its loan inventory through whole loan sales where the Company receives cash at the time of sale.

         During 1996 and 1997, the Company sold loans through securitizations. As of June 30, 1999, the Company's balance sheet reflected the fair value of interest-only and residual certificates of $12.4 million resulting from these securitizations. Realization of the value of interest-only and residual certificates in cash is subject to the prepayment and loss characteristics of the underlying loans and to the timing and ultimate realization of the stream of cash flows associated with such loans. If actual experience differs from the assumptions used in the determination of the asset value, future cash flows and earnings could be negatively affected and the Company could be required to write down the value of its interest-only and residual certificates. In addition, if prevailing interest rates rise, the required discount rate might also rise, resulting in impairment of the value of the interest-only and residual certificates.

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

         During the second quarter of 1999, the Company implemented Sage BusinessWorks as its accounting and financial reporting system. BusinessWorks is stated to be Year 2000 ready.

         The costs incurred to date by the Company regarding its Year 2000 readiness have not been material; however, there can be no assurances that such costs in the future will not be material. Even if the Company is Year 2000 ready, failures by significant third parties to address their Year 2000 readiness may disrupt the Company's operations and cause it to incur financial losses. These third parties include financial counterparties and subservicers.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Market risk is the risk of loss arising from adverse changes in market prices and interest rates. The Company's market risk arises from interest rate risk inherent in its financial instruments. The Company is not currently subject to commodity price risk. The Company does not make use of off-balance sheet derivative instruments to control interest rate risk.

         The interests that the Company received on loan sales through its securitizations are in the form of interest-only and residual certificates which are classified as securities available for sale. Securities available for sale do not have a stated maturity or amortization period. The expected amount of the cash flow as well as the timing is dependent on the performance of the underlying collateral supporting each securitization. The actual cash flow of these instruments could vary substantially if the performance is different from the Company's assumptions. The Company generally develops its assumptions by analyzing past portfolio performance, current loan characteristics and current market conditions. The Company currently values the interest-only and residual certificates using a discount rate of 20%.

         The Company is exposed to foreign currency exchange risk related to the dissolution of CSC-UK and its subsidiaries. Specifically, the exchange risk relates to certain receivables and liabilities which will be satisfied in a foreign currency. The Company deems this exposure to be immaterial, and therefore, has not utilized any financial instrument to mitigate any potential exchange risk.

         PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         Chapter 11 Proceedings. On October 6, 1998, the Company and CSC filed petitions in the Bankruptcy Court. The effective date of the reorganization plan was July 1, 1999. See "Chapter 11 Proceedings". Prior to its bankruptcy filing, the Company was named as a defendant in a variety of lawsuits. In two of these lawsuits, former officers and directors of the Company were also named. These actions against the Company were discharged when the Company's plan of reorganization became effective on July 1, 1999. Under the plan of reorganization, as of July 1, 1999, three new directors were deemed elected to the board of directors of AMC Financial, Inc. The three directors, which now constitute the board of directors, are D. Richard Thompson, who will also serve as the Chief Executive Officer and President, Mark Lasry and Mark A. Neporent.

         Ceasar Action. On or about September 29, 1997, a putative class action lawsuit (the "Ceasar Action") was filed against the Company and two of its former officers and directors in the United States District Court for the Eastern District of New York (the "Eastern District") on behalf of all purchasers of the Company's common stock during the period from April 1, 1997 through August 15, 1997. Between approximately October 14, 1997 and December 3, 1997, nine additional class action complaints were filed against the same defendants, as well as certain additional former Company officers and directors. Four of these additional complaints were filed in the Eastern District and five were filed in the United States District Court for the Southern District of New York (the "Southern District"). On or about October 28, 1997, the plaintiff in the Ceasar Action filed an amended complaint naming three additional former officers and directors as defendants. The amended complaint in the Ceasar Action also extended the proposed class period from November 4, 1996 through October 22, 1997. The longest proposed class period of any of the complaints is from April 1, 1996 through October 22, 1997. On or about February 2, 1998, an additional lawsuit brought on behalf of two individual investors, rather than on behalf of a putative class of investors, was filed against the Company and certain of its former officers and directors in federal court in New Jersey (the "New Jersey Action").

         In these actions, plaintiffs allege that the Company and its former senior officers engaged in securities fraud by affirmatively misrepresenting and failing to disclose material information regarding the lending practices of the Company's UK subsidiary, and the impact that these lending practices would have on the Company's financial results. Plaintiffs allege that a number of public filings and press releases issued by the Company were false or misleading. In each of the putative class action complaints, plaintiffs have asserted violations of Section 10(b) and Section 20(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Plaintiffs seek unspecified damages, including pre-judgment interest, attorneys' and accountants' fees and court costs.

         In December 1997, the Eastern District plaintiffs filed a motion for appointment of lead plaintiffs and approval of co-lead counsel. On September 23, 1998, the court granted this motion. On March 25, 1998, the Company and its former officers and directors who were defendants filed a motion with the federal Judicial Panel for Multidistrict Litigation ("JPML"), seeking consolidation of all current and future securities actions, including the New Jersey Action, for pre-trial purposes before Judge Sterling Johnson in the Eastern District. On June 12, 1998, the JPML granted this motion. As a result of the Company's chapter 11 proceedings, the action against the Company was discharged when the Company's plan of reorganization became effective on July 1, 1999. The action is still pending against the individual defendants.

         Simpson Action. In February 1998, a putative class action lawsuit (the "Simpson Action") was filed against the Company in the U.S. District Court for the Northern District of Mississippi (Greenville Division). The Simpson Action is a class action brought under the anti-kickback provisions of Section 8 of the Real Estate Settlement Procedures Act ("RESPA"). The complaint alleges that, on November 19, 1997, plaintiff Laverne Simpson, through the services of Few Mortgage Group ("Few"), a mortgage broker, obtained refinancing for the mortgage on her residence in Greenville, Mississippi. Few secured financing for plaintiff through the Company. In connection with the financing, the Company is alleged to have paid a premium to Few in the amount of $1,280.00. Plaintiff claims that the payment was a referral fee and duplicative payment prohibited under Section 8 of RESPA. Plaintiff is seeking compensatory damages for the amounts "by which the interest rates and points charges were inflated." Plaintiff also claims to represent a class consisting of all other persons similarly situated, that is, persons (i) who secured mortgage financing from the Company through mortgage brokers from an unspecified period to date (claims under Section 8 of RESPA are governed by a one year statute of limitations) and (ii) whose mortgage brokers received a fee from the Company. Plaintiff is seeking to recover compensatory damages, on behalf of the putative class, which is alleged to be "numerous," for the amounts that "the interest rates and points charges were inflated" in connection with each class member's mortgage loan transaction. The Company answered the complaint and plaintiff has not yet moved for class certification. To date, there has not been a ruling on the merits of either plaintiff's individual claim or the claims of the putative class. The Company intends to proceed in Bankruptcy Court to assure that, like other pre-chapter 11 petition claims, any claims allowed against the Company resulting from such action would be satisfied in stock, rather than cash, pursuant to the Company's reorganization plan.

         Peaks Action. In April 1998, the Company was named as a defendant in an Amended Complaint filed against 59 separate defendants in the Circuit Court for Baltimore City entitled Peaks v. A Home of Your Own, Inc. et al. This action is styled as a class action and alleges various causes of action (including Conspiracy to Defraud, Fraud, Violation of Maryland Consumer Protection Act and Unfair Trade Practices, Negligent Misrepresentation and Negligence) against multiple parties relating to 89 allegedly fraudulent mortgages made on residential real estate in Baltimore, Maryland. The Company is alleged to have purchased at least eight of the loans (and may have purchased 15 of the loans) at issue in the Complaint. The Company has not yet been involved in any discovery and has yet to file its response. In August 1998, the plaintiff filed an amended complaint in which the class action allegations were dropped and instead the complaint was joined by 80 individual plaintiffs. The Company believes that eight of these plaintiffs may have claims that involve loans acquired by the Company. The Company has continued to monitor the proceedings and has participated informally in certain settlement discussion. The Company intends to proceed in Bankruptcy Court to assure that, like other pre-chapter 11 petition claims, any claims allowed against the Company resulting from such action would be satisfied in stock, rather than cash, pursuant to the Company's reorganization plan.

         Elliott Action. In September 1998, Elliott Associates, L.P. and Westgate International, L.P. filed a lawsuit against the Company and certain of its former officers and directors in the Southern District. In the complaint, plaintiffs describe the lawsuit as "an action for securities fraud and breach of contract arising out of the private placement, in September 1997, of the Series B Preferred Stock of Cityscape." Plaintiffs allege violations of Section 10(b) of the Exchange Act (Count I); Section 20(a) of the Exchange Act (Count II); and two breach of contract claims against the Company (Counts III and IV). Plaintiffs allege to have purchased a total of approximately $20 million of such preferred stock. Plaintiffs seek unspecified damages, including pre-judgment interest, attorneys' fees, other expenses and court costs. The Company and its former officers and directors who were defendants have moved to dismiss this action. The action against the Company was discharged when the Company's plan of reorganization became effective on July 1, 1999. The action against the remaining defendants has been settled and dismissed.

         Walsh Action. In January 1998, the Company commenced a breach of contract action in the Southern District against Walsh Securities, Inc. ("Walsh"). The action alleges that Walsh breached certain obligations that it owed to the Company under an agreement whereby Walsh sold mortgage loans to the Company. The Company claims damages totaling in excess of $11.9 million. In March 1998, Walsh filed a motion to dismiss, or, alternatively, for summary judgment. In May 1998, the Company served papers that opposed Walsh's motion and moved for summary judgment on certain of the loans. In December 1998, Judge Stein of the Southern District denied Walsh's motion to dismiss, or, alternatively, for summary judgment with respect to all but 69 of the loans at issue in the litigation. With respect to those 69 loans, Judge Stein granted Walsh's motion and dismissed the loans from the litigation. At that time, Judge Stein also denied the Company's motion for summary judgment. On February 1, 1999, Judge Stein denied the Company's motion for reconsideration of that part of his December 1998 order which granted Walsh's motion to dismiss with respect to 69 of the loans at issue. The case has currently entered a pre-trial discovery phase.

         Global Mortgage Action. In August 1998, the Company filed a lawsuit in the Circuit Court for Baltimore City Maryland, entitled Cityscape and Atlas v. Global Mortgage, et al., against various defendants seeking damages resulting from the Company's acquisition in 1995 and 1996 of 145 fraudulent residential mortgages. The Complaint, as amended on March 19, 1999, seeks $5.5 million in compensatory damages, plus unspecified punitive damages, against the mortgage broker, title company, closing agent, settlement attorney, and appraisers involved in the fraudulent loans based on theories of negligence, malpractice, conspiracy and fraud. The parties are engaged in the discovery phase of the case, a pre-trial conference is set for November 8, 1999 and a trial has been scheduled for the March 2000 term.

         Wilshire Action. In March 1999, the Company commenced an adversary proceeding before Judge Adlai S. Hardin, Jr. in the Bankruptcy Court against Wilshire Funding Corp. and Wilshire Servicing Corporation, subsidiaries of the Wilshire Financial Services Group, Inc. The adversary proceeding alleges breach by Wilshire Funding Corp. of contractual obligations arising out of a January 8, 1998 Asset Purchase Agreement between Wilshire Funding Corp. and Cityscape Funding Corporation IV and the Company, and breach by Wilshire Servicing Corporation of contractual obligations arising out of related Assignment Agreements. CSC seeks damages of approximately $3.7 million, plus interest, attorneys' fees and costs. In July 1999, the parties entered into a settlement agreement that provided for the immediate payment by Wilshire of $269,888, and an acknowledgement by Wilshire that it was liable to repay to the Company an additional $1.0 million in advances made by the Company, as those advances were recovered from applicable borrowers. In accordance with the terms of the settlement agreement, the Company filed a stipulation with the Bankruptcy Court for the Southern District of New York discontinuing the adversary proceeding against Wilshire.

         Regulatory Matters. In April and June 1996, CSC-UK acquired J&J Securities Limited (the "J&J Acquisition") and Greyfriars Group Limited (formerly known as Heritable Finance Limited) (the "Greyfriars Acquisition"), respectively. In October 1996, the Company received a request from the staff of the SEC for additional information concerning the Company's voluntary restatement of its financial statements for the quarter ended June 30, 1996. The Company initially valued the mortgage loans in the J&J Acquisition and the Greyfriars Acquisition at the respective fair values which were estimated to approximate par (or historical book value). Upon the subsequent sale of the mortgage portfolios, the Company recognized the fair value of the mortgage servicing receivables retained and recorded a corresponding gain for the fair value of such mortgage servicing receivables. Upon subsequent review, the Company determined that the fair value of such mortgage servicing rights should have been included as part of the fair value of the mortgage loans acquired as a result of such acquisitions. The effect of this accounting change resulted in a reduction in reported earnings of $26.5 million. Additionally, as a result of this accounting change, the goodwill initially recorded in connection with such acquisitions was reduced resulting in a reduction of goodwill amortization of approximately $496,000 from the previously reported figure for the second quarter. On November 19, 1996, the Company announced that it had determined that certain additional adjustments relating to the J&J Acquisition and the Greyfriars Acquisition should be made to the financial statements for the quarter ended June 30, 1996. These adjustments reflect a change in the accounting treatment with respect to restructuring charges and deferred taxes recorded as a result of such acquisitions. This caused an increase in the amount of goodwill recorded which resulted in an increase of amortization expense as previously reported in the second quarter of 1996 of $170,692. The staff of the SEC has requested additional information from the Company in connection with the accounting related to the J&J Acquisition and the Greyfriars Acquisition. The Company has supplied such requested information. In mid-October 1997, the SEC authorized its staff to conduct a formal investigation which, to date, has continued to focus on the issues surrounding the restatement of the financial statements for the quarter ended June 30, 1996. The Company is continuing to cooperate fully in this matter.

         In the normal course of business, aside from the matters discussed above, the Company is subject to various legal proceedings and claims, the resolution of which, in management's opinion, will not have a material adverse effect on the consolidated financial position or the results of operations of the Company.

ITEM 2.  CHANGES IN SECURITIES

         Pursuant to the plan of reorganization, all of the predecessor Company's common stock, preferred stock and warrants were extinguished on July 1, 1999. The reorganization plan provided that: (i) administrative claims, priority tax claims, bank claims, other secured claims and priority claims would be paid in full; (ii) holders of senior notes would receive in exchange for all of their claims, in the aggregate 92.48% of the new common stock of the reorganized company; (iii) holders of subordinated debentures would receive in exchange for all of their claims, in the aggregate, 5.43% of the new common stock of the reorganized company; and (iv) holders of general unsecured claims would receive 2.09% of the new common stock of the reorganized company. As a result of the above, in July 1999, 7,803,448 shares of the new common stock of the reorganized company were issued.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         See Cityscape Financial Corp.'s Form 10-Q for the quarter ended March 31, 1999, which is incorporated herein by reference.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The deadline for indicating acceptance or rejection of the plan of reorganization was set at 5:00 p.m., New York City Time, on June 1, 1999.

Below are the results of the plan solicitation:

-------------------------------------------------------------------------------------------------------------
                                               VOTING RESULTS
-------------------------------------------------------------------------------------------------------------
                                                          % OF DOLLAR AMOUNT OF     % OF NUMBER OF HOLDERS
           CLASS                    DESCRIPTION          CLAIMS VOTING TO ACCEPT       VOTING TO ACCEPT
-------------------------------------------------------------------------------------------------------------
             4                  Senior Note Claims               99.75%                     95.09%
-------------------------------------------------------------------------------------------------------------
            4a               Small Senior Note Claims            96.22%                     92.22%
-------------------------------------------------------------------------------------------------------------
             5               General Unsecured Claims            91.06%                     66.67%
-------------------------------------------------------------------------------------------------------------
            5a                Small General Unsecured              100%                       100%
                                      Claims
-------------------------------------------------------------------------------------------------------------
             6                Subordinated Debenture             99.63%                     98.72%
                                      Claims
-------------------------------------------------------------------------------------------------------------
            6a                  Small Subordinated               98.15%                      97.8%
                                 Debenture Claims
-------------------------------------------------------------------------------------------------------------

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

EXHIBIT
NUMBER                              DESCRIPTION OF EXHIBIT
-------                             ----------------------
3.1*                       Certificate of Incorporation of the Company

3.2*                       Bylaws of the Company

11.1+                      Computation of Earnings Per Share

27.1*                      Financial Data Schedule

*        Filed herewith.

+ Not filed since it would not be meaningful as a result of the reorganization.

(b)      Reports on Form 8-K

1. Form 8-K dated June 16, 1999 reporting that the bankruptcy court entered the order confirming the reorganization plan.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             AMC Financial, Inc.
                                             -------------------------------
                                             (Registrant)



Date:  August 16 1999                        By: /s/ D. Richard Thompson
       --------------                            ---------------------------
                                                     D. Richard Thompson
                                             Title:  Chief Executive
                                                     Officer and President


Date:  August 16 1999                        By: /s/ Michael L. Kennemer
       --------------                            ---------------------------
                                                     Michael L. Kennemer
                                             Title:  Chief Financial Officer

                                EXHIBIT INDEX


EXHIBIT
NUMBER                     DESCRIPTION OF EXHIBIT
-------                    ----------------------

 3.1*                      Certificate of Incorporation of the Company

 3.2*                      Bylaws of the Company

11.1+                      Computation of Earnings Per Share

27.1*                      Financial Data Schedule

-----
*        Filed herewith.

+ Not filed since it would not be meaningful as a result of the reorganization.