Form 10-Q
period 1999-09-30
AMC FINANCIAL INC
filed 1999-11-15
CIK 866253

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999


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

              11111 WILCREST GREEN, SUITE 250, HOUSTON, TEXAS 77042 (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES, INCLUDING ZIP CODE)

                                (713) 787-0100
             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)


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

INDICATE BY CHECK MARK WHETHER THE REGISTRANT HAS FILED ALL DOCUMENTS AND REPORTS REQUIRED TO BE FILED BY SECTIONS 12, 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 SUBSEQUENT TO THE DISTRIBUTION OF SECURITIES UNDER A PLAN CONFIRMED BY A COURT.
      YES   [X]           NO [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

                        7,714,225 SHARES $.01 PAR VALUE,
            OF COMMON STOCK, WERE OUTSTANDING AS OF NOVEMBER 11, 1999

                               AMC FINANCIAL, INC.
                (FORMERLY KNOWN AS CITYSCAPE FINANCIAL CORP.)
                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                      NINE MONTHS ENDED SEPTEMBER 30, 1999

                                                                                 PAGE
                                                                                 ----
PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

Consolidated Statements of Financial Condition at September 30, 1999 and
   December 31, 1998 ...........................................................    3

Consolidated Statements of Operations for the three months ended September 30,
 1999 and 1998, the six months ended June 30, 1999 and the nine months ended
 September 30, 1998 ............................................................    4

Consolidated Statements of Cash Flows for the three months ended September 30,
 1999, the six months ended June 30, 1999 and the nine months ended September 30,
 1998 ...........................................................................   5

Notes to Consolidated Financial Statements .....................................    6

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS ......................................................   11

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK .............   19

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS .....................................................   20

ITEM 2.  CHANGES IN SECURITIES .................................................   22

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES .......................................   22

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ...................   22

ITEM 5.  OTHER INFORMATION .....................................................   22

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K ......................................   22

             PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                                      AMC FINANCIAL, INC.
                         (FORMERLY KNOWN AS CITYSCAPE FINANCIAL CORP.)
                        CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                                REORGANIZED      PREDECESSOR
                                                                                  COMPANY          COMPANY

                                                                                SEPTEMBER 30,    DECEMBER 31,
                                                                                    1999             1998
                                                                                 (UNAUDITED)
                                                                                -------------   -------------
ASSETS
  Cash and cash equivalents .................................................   $  32,638,475   $  18,405,426
  Marketable securities .....................................................       1,297,500            --
  Residual certificates .....................................................      12,441,939      33,660,930
  Mortgage loans held for sale, net .........................................      15,404,491     123,345,783
  Investment in discontinued operations, net ................................      13,023,327      13,008,401
  Income taxes receivable ...................................................       1,437,288       1,550,107
  Other  assets .............................................................       1,712,033      15,598,619
                                                                                -------------   -------------
     Total assets ...........................................................   $  77,955,053   $ 205,569,266
                                                                                =============   =============

LIABILITIES
  Warehouse financing facilities ............................................   $        --     $ 105,969,355
  Accounts payable and other liabilities ....................................      15,398,913      19,750,504
  Deferred tax liability ....................................................         749,125            --
  Liabilities subject to compromise .........................................            --       477,424,358
                                                                                -------------   -------------
     Total liabilities ......................................................      16,148,038     603,144,217
                                                                                -------------   -------------

COMMITMENTS AND CONTINGENCIES ...............................................            --              --

STOCKHOLDERS' EQUITY (DEFICIT)
  Preferred stock, $.01 par value, 10,000,000 shares authorized;
    5,177 shares issued and outstanding; Liquidation
    Preference - Series A Preferred Stock, $7,460,511;  Series B  Preferred
    Stock, $65,239,541 at December 31, 1998 .................................            --                52
  Common stock, $.01 par value, 25,000,000 shares authorized; 7,714,225 issued and outstanding at September 30, 1999; $.01 par value, 100,000,000 shares authorized; 64,948,969 issued and outstanding at
    December 31, 1998 .......................................................          77,142         649,489
  Treasury stock, 70,000 shares at December 31, 1998, at cost ...............            --          (175,000)
  Additional paid-in capital ................................................      60,339,087     175,304,103
  Accumulated other comprehensive income, net of tax ........................         843,375            --
  Retained earnings (accumulated deficit) ...................................         547,411    (573,353,595)
                                                                                -------------   -------------
     Total stockholders' equity (deficit) ...................................      61,807,015    (397,574,951)
                                                                                -------------   -------------
     Total liabilities and stockholders' equity (deficit) ...................   $  77,955,053   $ 205,569,266
                                                                                =============   =============

                 See accompanying notes to consolidated financial statements.

                               AMC FINANCIAL, INC.
                  (FORMERLY KNOWN AS CITYSCAPE FINANCIAL CORP.)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                   REORGANIZED
                                                                     COMPANY                    PREDECESSOR COMPANY
                                                                  -------------    -----------------------------------------------
                                                                  FOR THE THREE     FOR THE SIX     FOR THE NINE     FOR THE THREE
                                                                  MONTHS ENDED     MONTHS ENDED     MONTHS ENDED     MONTHS ENDED
                                                                  SEPTEMBER 30,       JUNE 30,      SEPTEMBER 30,    SEPTEMBER 30,
                                                                       1999             1999             1998             1998
                                                                  -------------    -------------    -------------    -------------
Revenues (loss):
   Gain (loss) on sale of loans ................................. $     (75,366)   $   4,609,295    $     926,772    $   2,228,984
   Loss on valuation of residuals ...............................          --        (20,847,449)     (26,303,825)      (7,817,022)
   Interest .....................................................       935,834        3,328,487       10,035,360        3,948,955
   Mortgage origination income ..................................          --               --          2,046,651          593,325
   Other ........................................................       743,143        7,659,773        1,227,588          728,270
                                                                  -------------    -------------    -------------    -------------
            Total revenues (loss) ...............................     1,603,611       (5,249,894)     (12,067,454)        (317,488)
                                                                  -------------    -------------    -------------    -------------
Expenses:
   Salaries and employee benefits ...............................       355,926        2,856,989       25,876,102        8,569,729
   Interest expense .............................................          --          1,401,630       43,280,304       15,126,427
   Selling expense ..............................................          --            256,407        3,171,811        1,179,260
   Other operating expenses .....................................       405,274        6,253,145       40,806,921       16,472,620
   Provision for loan losses ....................................          --               --          4,728,073        4,728,073
   Restructuring charge .........................................          --            790,000        3,233,760             --
                                                                  -------------    -------------    -------------    -------------
            Total expenses ......................................       761,200       11,558,171      121,096,971       46,076,109
                                                                  -------------    -------------    -------------    -------------
   Earnings (loss) before reorganization items, .................       842,411      (16,808,065)    (133,164,425)     (46,393,597)
      income taxes and extraordinary item
   Reorganization charges .......................................          --          1,644,058             --               --
                                                                  -------------    -------------    -------------    -------------
   Earnings (loss) before income taxes
       and extraordinary item ...................................       842,411      (18,452,123)    (133,164,425)     (46,393,597)
   Income tax provision .........................................       295,000           67,673          466,126          166,067
                                                                  -------------    -------------    -------------    -------------
   Earnings (loss) before extraordinary item ....................       547,411      (18,519,796)    (133,630,551)     (46,559,664)
   Gain from discharge of prepetiton liabilities,
      net of taxes ..............................................          --        416,094,747             --               --
                                                                  -------------    -------------    -------------    -------------
   Net earnings (loss) ..........................................       547,411      397,574,951     (133,630,551)     (46,559,664)

   Preferred stock dividends - increase in liquidation pref-rence          --               --          6,097,567        2,436,488
   Preferred stock - default payments ...........................          --               --         13,615,115        5,792,899
                                                                  -------------    -------------    -------------    -------------
Net earnings (loss) applicable to common stock .................. $     547,411    $ 397,574,951    $(153,343,233)   $ (54,789,051)
                                                                  =============    =============    =============    =============
Net earnings (loss) per common share:
   Basic and diluted ............................................ $        0.07          NMF (1)          NMF (1)          NMF (1)
                                                                  =============    =============    =============    =============
Weighted average number of common shares:
    outstanding:
        Basic and diluted .......................................     7,706,657          NMF (1)          NMF (1)          NMF (1)
                                                                  =============    =============    =============    =============

    (1) Not meaningful figure due to the Company's emergence from Chapter 11 proceedings and the implementation of fresh start accounting.

          See accompanying notes to consolidated financial statements.

                               AMC FINANCIAL, INC.
                  (FORMERLY KNOWN AS CITYSCAPE FINANCIAL CORP.)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                        REORGANIZED
                                                                          COMPANY           PREDECESSOR COMPANY
                                                                       -------------   ------------------------------
                                                                       THREE MONTHS     SIX MONTHS       NINE MONTHS
                                                                           ENDED          ENDED             ENDED
                                                                       SEPTEMBER 30,     JUNE 30,       SEPTEMBER 30,
                                                                           1999            1999             1998
                                                                       -------------   -------------    -------------
Cash flows from operating activities:
 Net earnings (loss) ...............................................   $     547,411   $ 397,574,951    $(133,630,551)
    Adjustments to reconcile net earnings (loss) from
      operations to net cash provided by (used in)
      operating activities:
        Depreciation and amortization ..............................           1,000         367,453        2,553,173
        Income taxes payable .......................................          84,907         210,093       18,412,506
        Increase in accounts receivable and due from broker for
          securities transaction ...................................            --              --         (1,354,940)
        Decrease in trading securities .............................            --              --         49,888,983
        Gain from discharge of prepetition liabilities .............            --      (416,094,747)            --
        Decrease in mortgage servicing receivables .................            --              --          4,969,162
        Decrease in residual certificates ..........................            --        21,218,991             --
        Proceeds from sale of mortgages ............................            --       104,576,347      370,326,000
        Mortgage origination funds disbursed .......................            --              --       (418,629,718)
        Other, net .................................................       1,112,143      10,582,414       34,830,604
                                                                       -------------   -------------    -------------
Net cash provided by (used in) operating activities ................       1,745,461     118,435,502      (72,634,781)
                                                                       -------------   -------------    -------------
Cash flows from investing activities:
  Sale from discontinued operations, net ...........................            --              --         59,468,431
  Sales (purchases) of equipment ...................................            --            21,441       (1,019,572)
  Proceeds from sale of mortgages held for investment ..............            --              --          2,997,382
                                                                       -------------   -------------    -------------
Net cash provided by investing activities ..........................            --            21,441       61,446,241
                                                                       -------------   -------------    -------------
Cash flows from financing activities:
    (Decrease) increase in warehouse financings ....................            --      (105,969,355)      33,434,216
                                                                       -------------   -------------    -------------
Net cash (used in) provided by financing activities ................            --      (105,969,355)      33,434,216
                                                                       -------------   -------------    -------------
Net increase in cash and cash equivalents ..........................       1,745,461      12,487,588       22,245,676
Cash and cash equivalents at beginning of period ...................      30,893,014      18,405,426        2,594,163
                                                                       -------------   -------------    -------------
Cash and cash equivalents at end of period .........................   $  32,638,475   $  30,893,014    $  24,839,839
                                                                       =============   =============    =============
Supplemental disclosure of cash flow information:
  Income taxes paid during the period ..............................   $        --     $        --      $       1,230
                                                                       =============   =============    =============
  Interest paid during the period ..................................   $        --     $   1,693,980    $   6,928,187
                                                                       =============   =============    =============
Supplemental schedule of noncash investing and financing activities:
    Cancellation of indebtedness ...................................   $        --     $ 476,510,976    $        --
    Extinguishment of old stock ....................................            --      (175,778,644)            --
    Issuance of new common stock ...................................            --        60,416,229             --
    Unrealized gain on marketable securities, net of tax ...........         843,375            --               --

          See accompanying notes to consolidated financial statements.

                               AMC FINANCIAL, INC.
                  (FORMERLY KNOWN AS CITYSCAPE FINANCIAL CORP.)
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                                   (UNAUDITED)

1.  Organization

      AMC Financial, Inc., formerly known as Cityscape Financial Corp. (the "Company"), is a consumer finance company which, through its wholly-owned subsidiary Cityscape Corp. ("CSC"), is in the business of selling and holding in its portfolio mortgage loans secured primarily by one- to four-family residences. The Company was previously in the business of originating and purchasing mortgage loans until such business was indefinitely suspended in November 1998. The majority of the Company's loans were made to owners of single family residences for such purposes as debt consolidation, financing of home improvements and educational expenditures. On July 1, 1999, the Company emerged from Chapter 11 proceedings (see Notes 2 and 3). As part of its current operating plan, the Company relocated operations from Elmsford, New York to Houston, Texas in September 1999.

2.  Reorganization

      The Company has been reorganized through a plan of reorganization under Chapter 11 of Title 11 of the United States Bankruptcy Code. Although the plan became effective on July 1, 1999, the effective date of the plan for accounting purposes is considered to be June 30, 1999, and accordingly, the Company adopted fresh start reporting as of June 30, 1999 (see Notes 3 and 4). Adjustments were recorded as of June 30, 1999 to reflect the effects of the consummation of the plan of reorganization and the implementation of fresh start reporting.

3.  Basis of Presentation

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

      The Company's emergence from Chapter 11 proceedings has resulted in a new reporting entity with no retained earnings or accumulated deficit as of June 30, 1999. Retained earnings as of September 30, 1999 represent earnings from July 1, 1999 through September 30, 1999. Accordingly, the Company's consolidated financial statements for periods prior to June 30, 1999 will not be comparable to consolidated financial statements presented on or subsequent to June 30, 1999. A black line has been drawn on the accompanying consolidated financial statements and footnotes to distinguish between the reorganized Company and the predecessor Company.

      Operating results for the six and nine months ended June 30, 1999 and September 30, 1998, respectively, are for the predecessor Company. Results for the three months ended September 30, 1999 represent operating revenues for the reorganized Company and are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. These results will not be comparable to those of the predecessor Company.

      The Company emerged from Chapter 11 proceedings on July 1, 1999 and has not had significant operations as a restructured entity. A plan for the reorganized Company's operations and the use of the reorganized Company's cash and other assets has not been formulated and the Company is reviewing its strategic alternatives, which may include re-entering the mortgage loan origination business, investments, acquisitions, mergers, joint ventures, or liquidation. Pending such determination the Company's assets will be available for general corporate purposes. Depending upon the Company's selection of a strategic alternative for its operations, the Company may seek to have its stock listed on a national securities system. However, there is currently no time table established to facilitate a listing on a national securities system.

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

      The reorganization value was determined based upon the predecessor Company's estimate of the fair value of its assets as defined in its plan of reorganization which did not assume any future origination and loan sale activity. Accordingly, the reorganization value approximates the fair value of its assets before considering liabilities, which must be assumed and extinguished pursuant to the terms of the reorganization plan, as amended.

5.  Discontinued Operations

      The Company commenced operations in the United Kingdom in May 1995 with the formation of City Mortgage Corporation Limited ("CSC-UK"), an English corporation that originated, sold and serviced loans in England, Scotland and Wales in which the Company initially held a 50% interest and subsequently purchased the remaining 50%. CSC-UK had no operations and no predecessor operations prior to May 1995. The Company adopted a plan in March 1998 to sell the assets of CSC-UK and completed the sale in April 1998. As a result of the sale, the Company received proceeds, at the time of closing, of $83.8 million, net of closing costs and other fees. During 1998, the Company received an additional $4.5 million related to loan portfolio adjustments. During the second quarter of 1999, the Company received $3.1 million in settlement of the assumed liabilities at the date of sale.

      The net assets of CSC-UK have been reclassified on the Company's financial statements as investment in discontinued operations. As of September 30, 1999, the Company's net investment in discontinued operations totaled approximately $13.0 million. The balance consists of cash on hand in the discontinued operation of approximately $11.9 million and an income tax receivable of $2.5 million (net of reserve). The Company has estimated offsetting liabilities of $1.4 million which it believes adequately provides for known contingent liabilities. The Company expects to maintain a balance of cash on hand in the discontinued operations to cover existing and potential liabilities and costs pending dissolution of CSC-UK and its subsidiaries.

6.  Valuation of Residuals

      The interests that the Company received upon loan sales through its securitizations are in the form of residual certificates. The Company's residual certificates are comprised of interests in home equity mortgage loans and "Sav*-A-Loan(R)" mortgage loans (loans generally made to homeowners with little or no equity in their property but who possessed a favorable credit profile and debt-to-income ratio and who often used the proceeds from such loans to repay outstanding indebtedness as well as to make home improvements).

      In accordance with the Statement of Financial Accounting Standards ("SFAS") No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise", the Company accounts for its residual certificates as "securities available-for-sale" and, as such, they are recorded at their fair value. Fair value of these certificates is determined based on various economic factors, including loan types, sizes, interest rates, dates of origination, terms and geographic locations. The Company also uses other available information such as reports on prepayment rates, interest rates, collateral value, economic forecasts and historical default and prepayment rates of the portfolio under review. If the fair value of the residual certificates is different from the recorded value, the unrealized gain or loss will be reflected in other comprehensive income. Impairment in the value of the residual certificates that is deemed to be other than temporary is charged to earnings in the period in which the impairment is identified.

      The table below summarizes the value of the Company's residual certificates by product type:

                                 REORGANIZED                PREDECESSOR
                                 COMPANY                    COMPANY
                                 SEPTEMBER 30, 1999         DECEMBER 31, 1998
                                 ------------------         -----------------
Home Equity                      $           18,838         $       6,490,461
Sav*-A-Loan(R)                   $       12,423,101         $      27,170,469
                                 ------------------         -----------------
                                 $       12,441,939         $      33,660,930
      The key assumptions used to value the Company's residual certificates at September 30, 1999 and December 31, 1998 were as follows:

                                 REORGANIZED                PREDECESSOR
                                 COMPANY                    COMPANY
                                 SEPTEMBER 30, 1999         DECEMBER 31, 1998
                                 ------------------         -----------------
                HOME EQUITY
                  Discount Rate               20.0%                     20.0%
                  Constant                    30.0%                     30.0%
Loss Rate Range Prepayment Rate         7.3 - 33.0%                7.5 - 7.5%
                SAV*-A-LOAN (R)

                  Discount Rate               20.0%                     20.0%
                  Constant                    19.0%                     16.8%
Loss Rate Range Prepayment Rate         3.0 - 10.0%                4.5 - 7.0%

      For the three months ended June 30, 1999, the Company experienced significant changes in the performance of the underlying pools of mortgages in both the home equity and Sav*-A-Loan(R) securitizations. As a result of higher than anticipated losses on all securitizations and higher prepayment speeds on Sav*-A-Loan(R) securitizations, the Company recorded a loss on valuation of residuals of $20.8 million. The Company's loss rate of 7.5% per annum on its home equity securitizations at March 31, 1999 was increased to reflect losses ranging from 7.3% to 33.0% per annum at June 30, 1999; the discount rate of 20% and the weighted average prepayment speed of 30.0% remained unchanged. The Company also increased its loss rates on the Sav*-A-Loan(R) securitizations. As of June 30, 1999, the Sav*-A-Loan (R) loss rates ranged from 3.0% to 10.0% per annum as compared to loss rates ranging from 4.5% to 7.0% at March 31, 1999; constant prepayment speed was increased from 16.8% to 19.0% and the discount rate remained constant at 20%. The Company did not record any change in the values of its residual certificates during the three months ended September 30, 1999.

7.  Other Revenues

      In the third quarter of 1999, the Company recorded other revenue totaling $743,000 consisting primarily of net service fee income. For the nine months ended September 30, 1999, other income totaled $8.4 million. The majority of this balance represents a gain on the sale of its servicer advances (claims against securitization trusts for reimbursement of advances made to such trusts by the Company as servicer). The sale of the Company's servicer advances was in connection with a consensual resolution of claims asserted by Harris Trust and Savings Bank, U.S. Bank National Association, Financial Security Assurance Inc., MBIA Insurance Corporation, The Chase Manhattan Bank and Financial Guaranty Insurance, the trustees for the pools of loans on the Company's securitizations (collectively, the "Trustees"). Under the terms of the consensual resolution, the Company transferred a portion of its servicing rights to Ocwen Federal Bank FSB ("Ocwen FSB") on its home equity securitizations (95-1, 95-2, 95-3, 96-1, 96-2, 96-3 and 96-4). In June 1999, the Company transferred these servicing rights, except for the 95-1 trust, to Ocwen FSB, and received a net amount of $14.4 million in cash, resulting in a gain of $6.1 million, which represents the net funds received in excess of the Company's carrying value of servicer advances. In August 1999, the Company transferred the servicing on the 95-1 trust for an amount equal to the Company's carrying value of the related servicer advances to Litton Loan Servicing. Additionally, as stipulated in the agreements, the securitization trusts established reserve funds to cover existing and potential legal and other costs to be incurred by the Trustees.

8.  Administrative Services Agreement

      The Company entered into an Administrative Services Agreement with AEGIS Mortgage Corporation to assume responsibility for daily accounting and administrative activities. The Agreement was effective September 1, 1999 and is payable at the rate of $90,000 per month.

9.  Marketable Securities

      Marketable securities, which represent the Company's investment in the common stock and warrants of Mortgage.com, are classified as available-for-sale securities. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of applicable income taxes, reported as a separate component within stockholders' equity as accumulated other comprehensive income. Prior to Mortgage.com becoming a publicly traded company, the stock was not readily traded and therefore a value was not determined. Mortgage.com became publicly traded on August 11, 1999, and as such the stock and warrants were recorded at the fair market value at September 30, 1999.

10.  Comprehensive Income

      In accordance with SFAS No. 130, "Reporting Comprehensive Income," comprehensive income includes all changes in a company's equity (except those resulting from investments by and distributions to owners), including among other things, foreign currency transaction adjustments, and unrealized gains (losses) on marketable securities classified as available-for-sale. Total comprehensive income for the quarter ended September 30, 1999 follows:

                                      REORGANIZED
                                        COMPANY
                                   THREE MONTHS ENDED
                                   SEPTEMBER 30, 1999
                                   ------------------
      Net earnings                 $          547,411
      Other comprehensive income
        Unrealized gains on
        marketable securities               1,297,500
        Income tax expense                   (454,125)
                                   ------------------
      Other comprehensive income,
        net of tax                            843,375
        Total
            income, net of tax     $        1,390,786
                                   ==================

For the six months ended June 30, 1999, the Company had no items that were recognized as components of comprehensive income other than its net earnings.

11.  Income Taxes

      In accordance with the provisions of Internal Revenue Code Section 382, utilization of the Company's net operating loss carry forwards is limited in years following a change in the Company's ownership. The net operating loss limitation is computed by applying a percentage (approximately 5%, as determined by the Internal Revenue Code; i.e., the long-term tax-exempt rate determined under Internal Revenue Code Section 382(f)) to the value of the Company on the date of the change. The Section 382 limitation limits the use of the net operating loss carryforward as computed on the date of the change in ownership. Net operating losses incurred after the date of the change of ownership are not limited unless another change in ownership occurs. A change in ownership occurred in October 1997 primarily as a result of conversions of the Company's 6% Convertible Preferred Stock, Series A into the Company's common stock. Additionally, a change in ownership occurred upon the Company's emergence from bankruptcy. Accordingly, the Company's use of pre-ownership change net operating losses and certain other tax attributes (if any), to the extent remaining after the reduction thereof as a result of the cancellation of indebtedness of the Company, is limited and generally will not exceed each year the product of the long-term tax-exempt rate and the value of the Company's stock increased to reflect the cancellation of indebtedness pursuant to the reorganization plan. For accounting purposes, the Company established a valuation allowance to offset the value, if any, of the net operating loss carryforwards.

12.  Earnings Per Share

      Basic earnings per share is computed on the basis of the weighted average number of common shares outstanding. Earnings per share was not calculated for the periods prior to fresh start accounting since such amounts would not be meaningful. The Company has no stock options or preferred stock which are convertible into common stock and therefore diluted earnings per share is equal to basic earnings per share. Basic and diluted earnings per share is calculated as follows:
                                                 REORGANIZED
                                                   COMPANY
                                              THREE MONTHS ENDED
                                              SEPTEMBER 30, 1999
                                              ------------------
      Net Earnings                                 $ 547,411
                                                   ---------
      Weighted average shares                      7,706,657

      Basic and diluted earnings per share          $   0.07
                                                   =========
13.  Changes in Stockholders' Equity

      During the quarter the Company issued an additional 12,660 shares of common stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements which involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors including, but not limited to, new investments of the Company's assets or in connection with implementing one of the Company's strategic alternatives, legal proceedings and other matters, adverse economic conditions, competition and other risks detailed from time to time in the Company's Securities and Exchange Commission reports. The Company undertakes no obligation to release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of anticipated or unanticipated events.

GENERAL

      The Company is a consumer finance company which, through its wholly-owned subsidiary, CSC, was in the business of selling and holding in its portfolio mortgage loans secured primarily by one- to four-family residences. The Company was previously in the business of originating and purchasing mortgage loans until such business was indefinitely suspended in November 1998. The majority of the Company's loans were made to owners of single family residences for such purposes as debt consolidation, financing of home improvements and educational expenditures. As part of its operating plan, the Company relocated its operations from Elmsford, New York to Houston, Texas in September 1999. A plan for the reorganized Company' operations and the use of the reorganized Company's cash and other assets has not been formulated and the Company is reviewing its strategic alternatives which may include re entering the mortgage loan origination business, investments, acquisitions, mergers, joint ventures, or liquidation. Pending such determination, the Company's assets will be available for general corporate purposes. Depending upon the Company's selection of a strategic alternative for its operations, the Company may seek to have its stock listed on a national securities system. However, there is currently no time table established to facilitate a listing on a national securities system.

      Currently the Company is generating the majority of its revenue stream from investing funds in high-grade commercial paper and interest from loans held for sale. The Company has also generated revenue from the sale of its servicing advances and interest earned on loans held for sale. Historically, the Company also recognized gain on sale of loans sold through securitizations, excess mortgage servicing receivables and fees earned on loans serviced and origination fees received as part of the loan application process.

      As a result of the Company's reorganization efforts and corresponding bankruptcy filing, during the second quarter of 1999, the Company entered into agreements to transfer all its servicing rights. The transfer of the Company's servicing rights was completed in August 1999 either through direct transfer of the servicing rights or establishing subservicing relationship.

DISCONTINUED OPERATIONS

      The Company adopted a plan in March 1998 to sell the assets of CSC-UK and completed the sale in April 1998. As a result of the sale, the Company received proceeds of $83.8 million, net of closing costs and other fees.

      The net assets of CSC-UK have been reclassified on the Company's financial statements as investment in discontinued operations. As of September 30, 1999, the Company's net investment in discontinued operations totaled approximately $13.0 million. The balance consists of cash on hand in the discontinued operation of approximately $11.9 million and an income tax receivable of $2.5 million (net of reserve). The Company has estimated liabilities of $1.4 million for known contingent liabilities. The Company expects to maintain a balance of cash on hand in the discontinued operations to cover existing and potential liabilities and costs pending dissolution of CSC-UK and its subsidiaries.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1998

                                                                     REORGANIZED      PREDECESSOR
                                                                       COMPANY          COMPANY
                                                                     ------------     ------------
                                                                    FOR THE THREE    FOR THE THREE
                                                                     MONTHS ENDED     MONTHS ENDED
                                                                     SEPTEMBER 30,    SEPTEMBER 30,
                                                                         1999             1998
                                                                     ------------     ------------
Revenues (loss):
   Gain (loss) on sale of loans .................................    $    (75,366)    $  2,228,984
   Loss on valuation of residuals ...............................            --         (7,817,022)
   Interest .....................................................         935,834        3,948,955
   Mortgage origination income ..................................            --            593,325
   Other ........................................................         743,143          728,270
                                                                     ------------     ------------
                    Total revenues (loss) .......................       1,603,611         (317,488)
                                                                     ------------     ------------
Expenses:
   Salaries and employee benefits ...............................         355,926        8,569,729
   Interest expense .............................................            --         15,126,427
   Selling expense ..............................................            --          1,179,260
   Other operating expenses .....................................         405,274       16,472,620
   Provision for loan losses ....................................            --          4,728,073
                                                                     ------------     ------------
                    Total expenses ..............................         761,200       46,076,109
                                                                     ------------     ------------
   Earnings (loss), before income taxes .........................         842,411      (46,393,597)
   Income tax provision .........................................         295,000          166,067
                                                                     ------------     ------------
   Net earnings (loss) ..........................................         547,411      (46,559,664)

   Preferred stock dividends - increase in liquidation preference            --          2,436,488
   Preferred stock - default payments ...........................            --          5,792,899
                                                                     ------------     ------------
Net earnings (loss) applicable to common stock ..................    $    547,411     $(54,789,051)
                                                                     ============     ============
Net earnings (loss) per common share:
   Basic ........................................................    $       0.07          NMF (1)
                                                                     ============     ============
   Diluted ......................................................    $       0.07          NMF (1)
                                                                     ============     ============

Weighted average number of common shares:
    outstanding:
        Basic ...................................................       7,706,657          NMF (1)
                                                                     ============     ============
        Diluted .................................................       7,706,657          NMF (1)
                                                                     ============     ============

(1) Not meaningful figure due to the Company's emergence from Chapter 11 proceedings and the implementation of fresh start accounting

THE RESULTS OF OPERATIONS SHOWN ABOVE ARE FOR THE REORGANIZED AND PREDECESSOR COMPANIES. THE COMPANY ADOPTED FRESH START REPORTING IN ACCORDANCE WITH SOP 90-7 EFFECTIVE JUNE 30, 1999. THEREFORE, THE OPERATING RESULTS PRESENTED ABOVE FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 ARE NOT COMPARABLE TO THOSE FOR THE SAME PERIOD IN FISCAL YEAR 1998.

      Revenues increased $1.9 million to $1.6 million for the three months ended September 30, 1999 from a loss of $317,000 for the comparable period in 1998. This increase was primarily due to a decrease in the loss on valuation of residuals of $7.8 million for the three months ended September 30, 1999 compared to the same period in 1998, partially offset by a decrease in interest income of $3.0 million compared to the same period in 1998, and a decrease of $2.3 million in gain on sale of loans.

      For the three months ended September 30, 1999, the Company recorded a loss on the sale of loans of $75,000. Since July 1999, the Company has not sold any additional loans. For the three months ended September 30, 1998, the Company recorded a gain on the sale of loans totaling $2.2 million. This gain was primarily due to the sale of $75.2 million of whole loans at an average net premium received of 3.6% as compared to the average premium paid on such loans of 0.7%. Additionally, included in the gain on sale of loans during the third quarter of 1998, is approximately $347,000 of gain representing the profit participation realized during the quarter on $14.6 million of loans sold during the first quarter of 1998 into the Company's purchase facility.

      For the three months ended September 30, 1999, the Company did not record any loss on the valuation of residuals since the Company determined that based on current assumptions no further deterioration had occurred in these values. In the third quarter of 1998, the Company recorded a loss on valuation of residuals of $7.8 million consisting of $5.5 million loss on its home equity residuals and $2.3 million unrealized loss on its Sav*-A-Loan(R) residuals. This loss was primarily a result of the Company increasing the weighted average discount rate used to value residuals to 17% at September 30, 1998 from 15% at June 30, 1998 for both home equity and Sav*-A-Loan(R) residuals. This increase was due to market conditions in the mortgage-backed securities markets. In valuing the Company's home equity residuals, the Company used a weighted average loss of 4.95% per annum and a weighted average constant prepayment speed of 34.8% for the quarter ended September 30, 1998. For the Company's Sav*-A-Loan(R) residuals, the Company used a weighted average loss of 3.3% and a weighted average constant prepayment speed of 16.8% for the quarter ended September 30, 1998.

      Interest income decreased $3.0 million or 76.3% to $936,000 for the three months ended September 30, 1999 from $3.9 million for the comparable period in 1998. This decrease was due primarily to lower average balances of mortgage loans held for sale in the third quarter of 1999 as compared to the same period in 1998, primarily resulting from the Company's suspension of loan origination and purchase activities and the sale of the majority of the loans held for sale.

      No mortgage origination income was recorded for the three months ended September 30, 1999 as a result of the Company's suspension of loan origination and purchase activities. Mortgage origination income was $593,000 for the comparable period in 1998.

      Other revenue was $743,000 for the three months ended September 30, 1999 consisted of net service fee income. The Company entered into agreements to transfer all of its servicing rights to Litton Loan Servicing in August 1999, and retained a portion of the service fee income.

      Total expenses decreased $45.3 million or 98.3% to $761,000 for the three months ended September 30, 1999 from $46.1 million for the comparable period in 1998. This decrease was due primarily to the Company's suspension of loan origination and purchase activities and the corresponding reduction of its workforce.

      Salaries and employee benefits decreased $8.2 million or 95.8% to $356,000 for the three months ended September 30, 1999 from $8.6 million for the comparable period in 1998. This decrease was due primarily to decreased staffing levels to one employee by September 30, 1999 as compared to 471 employees at September 30, 1998.

      There was no interest expense for the three months ended September 30, 1999 as compared to $15.1 million for the same period in 1998. This decrease was due primarily to the Company ceasing to accrue interest on the Convertible Debentures and Senior Notes as of October 6, 1998 due to the bankruptcy filing and a lower average balance of loans in the warehouse finance lines.

      Selling and other operating expenses decreased $17.2 million to $405,000 for the three months ended September 30, 1999 from $17.7 million for the comparable period in 1998. This decrease was due primarily to a decrease in operating costs of $16.1 million or 97.5% to $405,000 for the three months ended September 30, 1999 from $16.5 million for the comparable period in 1998 reflecting the Company's restructuring efforts, including the suspension of its origination and purchase activities, closing of the Elmsford, New York office and branch operations and reduction of its workforce to one employee.

      There was no provision for loan losses recorded for the three months ended September 30, 1999 as compared to $4.7 million for the comparable period in 1998. Loans were written down to fair value with fresh start accounting in June 1999. The Company believes that the current level of loan loss reserves is adequate. Management will review the adequacy of loan loss reserves on a quarterly basis. For the three months ended September 30, 1998, the Company recorded a $3.1 million charge against the Company's Sav*-A-Loan(R) mortgages included in the mortgage loans held for sale portfolio. The charge reflected the decreased market value of the Company's approximate $31.0 million of Sav*-A-Loan(R) mortgages with FICO scores of less than 640. The Company also recorded an additional $1.6 million write-down on its mortgages held for sale during the third quarter of 1998.

      Net earnings applicable to common stock increased to $547,000 for the three months ended September 30, 1999 from a net loss applicable to common stock of $54.8 million for the comparable period in 1998. Net income for the period was due primarily to significantly lower operating costs resulting from the Company's downsizing. The third quarter 1998 loss was due primarily to decreased loan originations, net unrealized loss on valuation of residuals of $7.8 million, as well as lower gain on sale of loans. An increase in the liquidation preference of the preferred stock in lieu of dividends and default payments of $8.2 million were recorded during the third quarter of 1998 further increasing the net loss applicable to common stock.

              THREE MONTHS ENDED SEPTEMBER 30, 1999 AND SIX MONTHS
                ENDED JUNE 30, 1999 COMPARED TO NINE MONTHS ENDED
                               SEPTEMBER 30, 1998


                                                                      REORGANIZED
                                                                        COMPANY              PREDECESSOR COMPANY
                                                                     -------------     -------------------------------
                                                                     FOR THE THREE     FOR THE SIX       FOR THE NINE
                                                                     MONTHS ENDED      MONTHS ENDED      MONTHS ENDED
                                                                     SEPTEMBER 30,        JUNE 30,       SEPTEMBER 30,
                                                                         1999               1999              1998
                                                                     -------------     -------------     -------------
Revenues (loss):
   Gain (loss) on sale of loans .................................    $     (75,366)    $   4,609,295     $     926,772
   Loss on valuation of residuals ...............................             --         (20,847,449)      (26,303,825)
   Interest .....................................................          935,834         3,328,487        10,035,360
   Mortgage origination income ..................................             --                --           2,046,651
   Other ........................................................          743,143         7,659,773         1,227,588
                                                                     -------------     -------------     -------------
            Total revenues (loss) ...............................        1,603,611        (5,249,894)      (12,067,454)
                                                                     -------------     -------------     -------------
Expenses:
   Salaries and employee benefits ...............................          355,926         2,856,989        25,876,102
   Interest expense .............................................             --           1,401,630        43,280,304
   Selling expense ..............................................             --             256,407         3,171,811
   Other operating expenses .....................................          405,274         6,253,145        40,806,921
   Provision for loan losses ....................................             --                --           4,728,073
   Restructuring charge .........................................             --             790,000         3,233,760
                                                                     -------------     -------------     -------------
            Total expenses ......................................          761,200        11,558,171       121,096,971
                                                                     -------------     -------------     -------------
   Earnings (loss) before reorganization items, .................          842,411       (16,808,065)     (133,164,425)
      income taxes and extraordinary item
   Reorganization charges .......................................             --           1,644,058              --
                                                                     -------------     -------------     -------------
   Earnings (loss) before income taxes
       and extraordinary item ...................................          842,411       (18,452,123)     (133,164,425)
   Income tax provision .........................................          295,000            67,673           466,126
                                                                     -------------     -------------     -------------
   Earnings (loss) before extraordinary item ....................          547,411       (18,519,796)     (133,630,551)
   Gain from discharge of prepetiton liabilities,
      net of taxes ..............................................             --         416,094,747              --
                                                                     -------------     -------------     -------------
   Net earnings (loss) ..........................................          547,411       397,574,951      (133,630,551)

   Preferred stock dividends - increase in liquidation preference             --                --           6,097,567
   Preferred stock - default payments ...........................             --                --          13,615,115
                                                                     -------------     -------------     -------------
Net earnings (loss) applicable to common stock ..................    $     547,411     $ 397,574,951     $(153,343,233)
                                                                     =============     =============     =============
Net earnings (loss) per common share:
   Basic and diluted ............................................    $        0.07           NMF (1)           NMF (1)
                                                                     =============     =============     =============
Weighted average number of common shares:
    outstanding:
        Basic and diluted .......................................        7,706,657           NMF (1)           NMF (1)
                                                                     =============     =============     =============

(1) Not meaningful figure due to the Company's emergence from Chapter 11 proceedings and the implementation of fresh start accounting.

THE RESULTS OF OPERATIONS SHOWN ABOVE ARE FOR THE REORGANIZED AND PREDECESSOR COMPANIES. THE COMPANY ADOPTED FRESH START REPORTING IN ACCORDANCE WITH SOP 90-7 EFFECTIVE JUNE 30, 1999. THEREFORE, THE OPERATING

RESULTS PRESENTED ABOVE FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 ARE NOT COMPARABLE TO THOSE FOR THE SAME PERIOD IN FISCAL YEAR 1998.

      Revenues increased $8.4 million to negative $3.6 million for the nine months ended September 30, 1999 from negative $12.1 million for the comparable period in 1998. This increase was primarily due to a gain on sale of loans of $4.5 million for the nine months ended September 30, 1999 compared to a gain of $927,000 during the first nine months of 1998. Also the Company recognized $6.1 million of revenues related to the transfer of its home equity servicing rights and related servicer advances during the first nine months of 1999. The loss on valuation of residuals decreased to $20.8 million for the nine months ended September 30, 1999 from $26.3 million for the comparable period in 1998.

      Gain on sale of loans increased $3.6 million to $4.5 million for the nine months ended September 30, 1999 from $927,000 for the comparable period in 1998. This increase was primarily due to the recognition of $7.0 million related to the Company's profit participation on loans previously sold into the Company's purchase facility, offset by the sale of $106.6 million of loans sold at a net loss of $2.4 million. For the nine months ended September 30, 1998, the net gain on sale of loans was primarily due to the sale of $370.3 million of whole loans at an average net premium received of 1.6% as compared to the average premium paid on such loans of 1.4%.

       For the nine months ended September 30, 1999, the Company recorded a loss on the valuation of residuals of $20.8 million. The Company's loss rate of 7.5% per annum at March 31, 1999 on its home equity securitizations was increased at June 30, 1999 to reflect loss rates ranging from 7.3% to 33.0% per annum. The Company also increased its loss rates on the Sav*-A-Loan (R) securitizations. As of June 30, 1999, the Sav*-A-Loan (R) loss rates ranged from 3.0% to 10.0% per annum as compared to loss rates ranging from 4.5% to 7.0% at March 31, 1999, and the constant prepayment speed was increased from 16.8% to 19.0%. No revisions to the rates used at June 30, 1999 were necessary to value residuals at September 30, 1999. Loss on valuation of residuals of $26.3 million recorded for the comparable period in 1998 reflected an increase in the weighted average loss rate to 4.95% per annum at September 30, 1998 from 1.7% per annum at December 31, 1997 and an increase in the weighted average prepayment speed to 34.8% per annum at September 30, 1998 from 31.8% per annum at December 31, 1997 for the home equity securitizations. The nine months ended September 1998 also included a $7.8 million loss on valuation of both the home equity and Sav*-A-Loan(R) residuals, which resulted from the Company increasing its weighted average discount rate to 17% at September 30, 1998 from 15% at December 31, 1997.

      Interest income decreased $5.8 million or 57.5% to $4.3 million for the nine months ended September 30, 1999 from $10.0 million for the comparable period in 1998. This decrease was due primarily to lower average balances of mortgage loans held for sale during the first nine months of 1999 as compared to the same period in 1998 primarily resulting from the Company's suspension of loan origination and purchase activities subsequent to filing bankruptcy.

      No mortgage origination income was recorded for the nine months ended September 30, 1999 as a result of the Company's suspension of loan origination and purchase activities. Mortgage origination income was $2.0 million for the comparable period in 1998.

      Other income increased $7.2 million to $8.4 million for the nine months ended September 30, 1999 from $1.2 million for the comparable period in 1998. During the second quarter of 1999, the Company entered into agreements to transfer all of its servicing rights on all of its home equity securitizations and received net cash of $14.4 million (on the transfer of its 95-2, 95-3, 96-1, 96-2, 96-3 and 96-4 home equity securitizations) resulting in a net gain of $6.1 million, representing amounts received in excess of the Company's carrying value of servicer advances. These servicer advances represent claims against the securitization trusts for reimbursement of advances made to such trusts by the Company as servicer.

      Total expenses decreased $108.8 million or 89.8% to $12.3 million for the nine months ended September 30, 1999 from $121.1 million for the comparable period in 1998. This decrease was due primarily to the Company's suspension of loan origination and purchase activities and the corresponding reduction of its workforce from 471 employees at September 30, 1998 to one employee at the end of September 30, 1999.

      Salaries and employee benefits decreased $22.7 million or 87.6% to $3.2 million for the nine months ended September 30, 1999 from $25.9 million for the comparable period in 1998. This decrease was primarily due to decreased staffing levels to one employee by September 30, 1999 as compared to 471 employees at September 30, 1998.

      Interest expense decreased $41.9 million or 96.8% to $1.4 million for the nine months ended September 30, 1999 from $43.3 million for the comparable period in 1998. This decrease was primarily due to the Company ceasing to accrue interest on the Convertible Debentures and Senior Notes as of October 1998 due to the bankruptcy filing and a lower average balance of loans in the warehouse finance lines.

      Selling and other expenses decreased $37.1 million or 84.3% to $6.9 million for the nine months ended September 30, 1999 from $44.0 million for the comparable period in 1998. This decrease was primarily due to decreased operating costs of $34.1 million or 83.7% to $6.7 million for the nine months ended September 30, 1999 from $40.8 million for the comparable period in 1998 reflecting the Company's suspension of its origination and purchase activities, closing of its branch operations and related reduction in its workforce.

      There were no provisions for loan losses recorded during the nine months ended September 30, 1999 as compared to $4.7 million for the nine months ended September 30, 1998. With the fresh start accounting in June 1999, the loans were written down to fair market value. The Company did not believe additional reserves were necessary at September 30, 1999. In the third quarter of 1998, the Company recorded a $3.1 million charge against the Company's Sav*-A-Loan(R) mortgages included in the mortgage loans held for sale portfolio. This charge reflected the decreased market value of the Company's $31.0 million of Sav*-A-Loan(R) mortgages with FICO scores of less than 640. During the third quarter of 1998, the Company recorded an additional $1.6 million write-down on its mortgages held for sale.

      Restructuring charges of $790,000 were recorded during the nine months ended September 30, 1999 as a result of the Company's move from Elmsford, New York to Houston, Texas. Restructuring charges primarily represented severance obligations and settlement of future lease obligations. Restructuring charges were $3.2 million for the comparable period in 1998. These charges were related to a restructuring plan that included streamlining and downsizing the Company's operations.

      Net earnings applicable to common stock increased to $398.1 million for the nine months ended September 30, 1999 from a net loss applicable to common stock of $153.3 million for the comparable period in 1998. Included in the net earnings applicable to common stock is an extraordinary item reflecting the gain from the discharge of prepetition liabilities, net of taxes, totaling $416.1 million. Excluding the extraordinary gain, the decreased loss was primarily due to greater revenues from gains recognized on loans sold into the Company's purchase facility as well as significantly lower operating costs resulting from the Company's downsizing. The loss during the first nine months of 1998 was due primarily to decreased loan originations, as well as lower gain on sale of loans. An increase in the liquidation preference of the preferred stock in lieu of dividends and default payments of $19.7 million was recorded during the first nine months of 1998 further increasing the net loss applicable to common stock.


LIQUIDITY AND CAPITAL RESOURCES

      During the six months ended June 30, 1999, the predecessor Company generated $118.4 million cash from operations and used $106.0 million cash in financing activities. During the three months ended September 30, 1999, the reorganized Company generated $1.7 million cash from operations of which none was used in financing activities. The Company's principal cash requirements include the payment of operating and post bankruptcy expenses. The Company uses its cash flow from net interest income to meet its working capital needs. Should the full funding of the over-collateralization accounts in connection with the Company's securitizations occur, the Company also may receive cash payments on its residual certificates related to its securitizations, although no assurance can be given as to when or whether this will occur. Based upon the current and anticipated levels of operations, the Company believes that cash flow from operations and available cash will be adequate to meet the Company's anticipated requirements for working capital through the next twelve months.

   LOAN SALES

      The Company disposes of its mortgage loan inventory through whole loan sales through which the Company receives cash at the time of sale.

      During 1996 and 1997, the Company sold loans through securitizations. As of September 30, 1999, the Company's balance sheet reflected the fair value of residual certificates of $12.4 million resulting from these securitizations. Realization of the value of the residual certificates in cash is subject to the prepayment and loss characteristics of the underlying loans and to the timing and ultimate realization of the stream of cash flows associated with such loans. If actual experience differs from the assumptions used in the determination of the asset value (See Note 5 to the consolidated financial statements), future cash flows and earnings could be negatively affected and the Company could be required to further write down the value of its residual certificates. In addition, if prevailing interest rates rise, the required discount rate might also rise, resulting in impairment of the value of the interest-only and residual certificates.

IMPACT OF YEAR 2000

      Issues surrounding the Year 2000 (Y2K) arise from the fact that many existing computer programs use only two digits to identify a year in the date field. With the approach of the Year 2000, computer hardware and software that are not made Year 2000 ready might interpret "00" as Year 1900 rather than Year 2000. The Year 2000 problem is not just a technology issue; it also involves the Company's customers, suppliers and third parties.

      During the third quarter of 1999, the Company entered into an Administrative Services Agreement with AEGIS Mortgage Corporation ("AEGIS") to facilitate the handling of accounting and various administrative duties. The Company has entered into subservicing agreements with third parties to manage its loan servicing including its own loan portfolio. Management of AEGIS believes its planning efforts are adequate to address its Y2K concerns. The outside subservices have expressed to the Company their readiness regarding Y2K issues.

      The costs incurred to date by the Company regarding its Year 2000 readiness have not been material; however, there can be no assurance that such costs in the future will not be material. Even if the Company is Year 2000 ready, failures by significant third parties to address their Year 2000 readiness may disrupt the Company's operations and cause it to incur financial losses. These third parties include financial counterparties and subservicers.

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

      The interests that the Company received on loan sales through its securitizations are in the form of interest-only and residual certificates which are classified as securities available-for-sale. Securities available-for-sale do not have a stated maturity or amortization period. The expected amount of the cash flow as well as the timing is dependent on the performance of the underlying collateral supporting each securitization. The actual cash flow of these instruments could vary substantially if the performance is different from the Company's assumptions. The Company generally develops its assumptions by analyzing past portfolio performance, current loan characteristics and current market conditions. The Company currently values residual certificates using a discount rate of 20%.

      The Company is exposed to foreign currency exchange risk related to the pending dissolution of CSC-UK and its subsidiaries. Specifically, the exchange risk relates to certain receivables and liabilities which will be satisfied in a foreign currency. The Company believes this exposure to be immaterial, and therefore, has not utilized any financial instrument to mitigate any potential exchange risk.

      PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

      The legal proceedings discussed below were not dismissed as a result of the bankruptcy or plan of reorganization.

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

      PEAKS ACTION. In April 1998, the Company was named as a defendant in an Amended Complaint filed against 59 separate defendants in the Circuit Court for Baltimore City, Maryland entitled Peaks v. A Home of Your Own, Inc., et. al. This action, which was originally styled as a class action, was later amended to drop the class allegations and instead joined 80 separate individual plaintiffs. The Complaint alleges various causes of action (including Conspiracy to Defraud, Fraud, Violation of Maryland Consumer Protection Act and Unfair Trade Practices, Negligent Misrepresentation and Negligence) relating to 89 allegedly fraudulent residential mortgages on properties in inner city Baltimore. The Company is alleged to have purchased (and is believed to still own) at least eight of the loans and may have previously purchased and subsequently sold an additional 7 of the loans. Due to the Company's prior bankruptcy and an agreement with plaintiffs' counsel, the Company has never formally responded to the Amended Complaint and has not participated formally in any discovery. The Company has, however, monitored the proceedings in this case and has participated informally in settlement discussions. As a result of the Company's chapter 11 proceedings, the plaintiffs' affirmative claims against the Company were discharged when the plaintiffs failed to file their claims before the established bar date. The action is still pending against the other defendants and might result in recoveries that could serve, in part, to reduce the principal balances of the loans still owned by the Company.

      WALSH ACTION. In January 1998, the Company commenced a breach of contract action in the Southern District against Walsh Securities, Inc. ("Walsh"). The action alleges that Walsh breached certain obligations that it owed to the Company under an agreement whereby Walsh sold mortgage loans to the Company. The Company claims damages totaling in excess of $11.9 million. In March 1998, Walsh filed a motion to dismiss, or, alternatively, for summary judgment. In May 1998, the Company served papers that opposed Walsh's motion and moved for summary judgment on certain of the loans. In December 1998, Judge Stein of the Southern District denied Walsh's motion to dismiss, or, alternatively, for summary judgment with respect to all but 69 of the loans at issue in the litigation. With respect to those 69 loans, Judge Stein granted Walsh's motion and dismissed the loans from the litigation. At that time, Judge Stein also denied the Company's motion for summary judgment. On February 1, 1999, Judge Stein denied the Company's motion for reconsideration of that part of his December 1998 order which granted Walsh's motion to dismiss with respect to 69 of the loans at issue. The parties completed all discovery by the early summer of 1999, and then filed cross-motions for summary judgment. The Company moved for Partial Summary Judgment on 32 loans that were part of a fraudulent pyramid scheme in New Jersey and that

Walsh warranted under the parties' agreement as being "true and correct in all material respects." Walsh, in turn, moved for Summary Judgment on all of the loans remaining in the case, claiming that the Company had waived its right to sue on all loans. The parties completed the briefing on both motions on October 22, 1999, and do not expect the Court to rule until 2000.

      GLOBAL MORTGAGE ACTION. In August 1998, the Company filed a lawsuit in the Circuit Court for Baltimore City, Maryland entitled, Cityscape Corp et. al. v. Global Mortgage et. al. against various defendants seeking damages for losses resulting for the Company's acquisition in 1995 and 1996 of 145 fraudulent residential mortgages on inner city Baltimore rowhouses. The Complaint, as amended, seeks $5.5 million in compensatory damages and unspecified punitive damages against the mortgage broker and its principals, the title company and its principals, the settlement attorney, and the appraisers, based on theories of negligence, malpractice, conspiracy and fraud. The Company recently reached a settlement agreement with some, but not all of the defendants. The action against the remaining, non-settling defendants is in the final stages of discovery and is scheduled to be tried during the March 2000 term.

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

      None.

ITEM 5.  OTHER INFORMATION

      None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

EXHIBIT
NUMBER                            DESCRIPTION OF EXHIBIT
-------                           ----------------------
3.1**             Certificate of Incorporation of the Company (incorporated by reference to the Company's Form 10-Q for quarter ended June 30, 1999)

3.2**             Bylaws of the Company  (incorporated by reference to the
                    Company's Form 10-Q for quarter ended June 30, 1999)

10.1*             Agreement with AEGIS Mortgage Corporation - Service Agreement dated September 1, 1999

11*               Computation of Earnings Per Share

27.1*             Financial Data Schedule
---------------------------
*     Indicates documents filed herewith
** Indicates documents incorporated by reference from the prior filing indicated.

(b)  Reports on Form 8-K
      None

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                AMC FINANCIAL, INC.
                                                (Registrant)



Date:   NOVEMBER 12, 1999                             By:/S/ D. RICHARD THOMPSON
                                                             D. Richard Thompson
                                                      Title: Chief Executive
                                                           Officer and President

Date:   NOVEMBER 12, 1999                         By:/S/ MICHAEL L. KENNEMER
                                                         Michael L. Kennemer
                                                  Title: Chief Financial Officer

                                                                      EXHIBIT 11

                               AMC FINANCIAL, INC.
              STATEMENT REGARDING COMPUTATION OF PER SHARE EARNINGS

                                                               DAYS
                                                               OUT-    WEIGHTED
                                                    SHARES   STANDING   SHARES
QUARTER ENDED SEPTEMBER 30, 1999:                 ---------- -------- ----------
Balance June 30, 1999                             7,701,565    92     7,701,565
Common stock issued                                12,660      37       5,092
                                                  ----------          ----------

Balance September 30, 1999                        7,714,225           7,706,657
                                                  ==========          ==========



NINE MONTHS ENDED SEPTEMBER 30, 1999:

Not a meaningful figure due to the Company's emergence from Chapter 11 proceedings and the implementation of fresh start accounting.

                                1999                DAYS        WT'D
                               SHARES     DAYS       IN         AVG
                               ISSUED      O/S     PERIOD       SHS
                               ------     ----     ------      -----
                            QTD:
Shares issued - 8/24/99        12,660       37         92      5,092

                                                                      EXHIBIT 11

                         AMC FINANCIAL, INC. EXHIBIT 11
                  CALCULATION OF EARNINGS PER SHARE PAGE 1 OF 2

                                       QUARTER MONTHS ENDED            NINE MONTHS ENDED
                                           SEPTEMBER 30,                  SEPTEMBER 30,
                                     -------------------------    ------------------------------
                                       1999           1998            1999             1998
                                     ---------    ------------    -------------    -------------
BASIC:
Weighted average number of shares
   of common stock ..............    7,706,657    NMF             NMF              NMF
Assumed exercise of certain
   stock options ................         --              --               --               --
                                     ---------    ------------    -------------    -------------
                                     7,706,657               0                0                0
                                     ---------    ------------    -------------    -------------

Net income (loss) ...............    $ 547,411    $(54,789,051)   $ 398,122,362    $(153,343,233)
                                     =========    ============    =============    =============

BASIC EARNINGS PER SHARE:
Net income (loss) ...............    $    0.07    $NMF            $NMF             $NMF
                                     =========    ============    =============    =============


DILUTED:
Weighted average number of shares
   of common stock ..............    7,706,657    NMF             NMF              NMF
Assumed exercise of certain
   stock options
                                     ---------    ------------    -------------    -------------
                                     7,706,657               0                0                0
                                     =========    ============    =============    =============

Net  income (loss) ..............    $ 547,411    $(54,789,051)   $ 398,122,362    $(153,343,233)
                                     =========    ============    =============    =============

DILUTED EARNINGS PER SHARE:
Net income (loss) ...............    $    0.07    $NMF            NMF              $NMF
                                     =========    ============    =============    =============

NMF - not meaningful figure due to the Company's emergence from Chapter 11 proceedings and the implementation of fresh start accounting.

                                                                   Exhibiti 10.1

                                SERVICE AGREEMENT

This Service Agreement ("Agreement") dated as of September 1, 1999 (the "Effective Date") by and between AMC Financial, Inc, a Delaware Corporation ("AMC"), and AEGIS Mortgage Corporation, an Oklahoma Corporation ("AEGIS").

                                     RECITALS

WHEREAS, AEGIS is willing to offer and provide certain support services to AMC; and

WHEREAS, AMC desires to retain AEGIS to provide certain support services.

NOW, therefore, AEGIS and AMC agree as follows:

                          1 ARTICLE --RESPONSIBILITIES

1.1 SCOPE OF SERVICES. AEGIS shall perform the services for AMC as set forth in this Agreement and any amendments or addenda that may from time to time be made a part of this Agreement (the "Services"), by mutual agreement.

1.2 PERFORMANCE OF SERVICES. AEGIS shall perform the Services for AMC under this Agreement in accordance with reasonable commercial standards; generally accepted accounting principles, consistently applied ("GAAP"); and in conformity with regulations or laws governing their activities.

1.3 DESIGNATE CONTACT PERSON. Each party shall designate a person or persons to respond to other party's inquiries regarding activities related to the Services.

1.4 CONFIDENTIALITY. The parties acknowledge that during the term of this Agreement, AEGIS will have access to certain information relating to AMC's customers ("Information"). The parties recognize that such Information is of a confidential nature. AEGIS agrees to: (1) use at least the same degree of care to maintain the confidentiality of the Information as it uses in maintaining the confidentiality of its own confidential and proprietary information; (2) use the Information only for the purpose of performing the Services agreed to in this Agreement; and (3) upon termination of this Agreement, immediately cease using the Information, erase same from storage in each computer system in which same has been installed except where retention is required for regulatory purposes, maintain in confidence all knowledge of same gained pursuant to the contract and, either return or destroy all physical embodiments of such information.

1.5 COMPLIANCE WITH STATE AND FEDERAL LAWS. Both parties shall take reasonable steps to ensure that the Services performed under this Agreement are performed in compliance with applicable Federal and State laws. Such steps may include, by way of example and not by way of limitation, ensuring that its employees are properly licensed to perform any Services that require such licensing.

                             2 ARTICLE --SERVICEs.

2.1 ACCOUNTING. AEGIS will provide all accounting services required by AMC, including preparation of complete and accurate books of accounts and records, regulatory reporting and preparation of income statements and balance sheets. In providing the accounting services required by this paragraph, AEGIS may contract with a certified public accountant acceptable to AMC for the performance of services.

The books shall be prepared in accordance with GAAP utilizing the method of accounting as determined by AMC. AMC's books and records shall at all times be maintained at the principal business office of AEGIS or such other place designated from time to time by AEGIS, and shall be available for inspection by AMC or their duly authorized representatives at any time.

Within ninety (90) days after the end of each calendar year, AEGIS shall cause to be prepared and furnished to AMC a balance sheet of AMC (dated as of the end of the calendar year then ended), a related statement of earnings for AMC for the same year, a statement of cash flows for AMC for such year, related footnotes to the financial statements and all other financial information reasonably requested by AMC. AEGIS shall on a monthly basis, within thirty business days following the end of the preceding month, distribute to AMC (i) a profit and loss statement showing revenue and expenses of AMC for the previous calendar month, (ii) a report showing the number and loan amount of loans subserviced by AEGIS during the previous calendar month, (iii) a balance sheet for AMC, and (iv) any other information with respect to the operations of AMC for the previous calendar month which AMC may reasonably request.

2.2 DATA PROCESSING AND MANAGEMENT INFORMATION. AEGIS will provide data processing and management information services as agreed between AMC and AEGIS. Such services shall consist of those data processing services currently provided by AEGIS to itself.

                               3 ARTICLE --TERM.

This Agreement shall commence on the Effective Date and remain in effect until terminated by either party. To terminate this Agreement, AEGIS shall be required to give AMC at least ninety (90) days prior written notice, and AMC shall be required to give AEGIS at least thirty (30) days prior written notice.

                          4 ARTICLE --INDEMNIFICATION

TO THE FULLEST EXTENT ALLOWED BY APPLICABLE LAW, AMC HEREBY AGREES TO INDEMNIFY, DEFEND AND HOLD HARMLESS AEGIS AND ITS OFFICERS, EMPLOYEES AND AGENTS, FROM AND AGAINST ALL CLAIMS, DAMAGES, LOSSES, LIENS, CAUSES OF ACTION, SUITS, JUDGMENTS AND EXPENSES, INCLUDING WITHOUT LIMITATION REASONABLE ATTORNEYS' FEES, OF ANY NATURE, KIND OR DESCRIPTION ASSERTED BY OR IN FAVOR OF ANY PERSON OR ENTITY, DIRECTLY OR INDIRECTLY ARISING OUT OF, CAUSED BY OR RESULTING IN WHOLE OR IN PART FROM THE ACTIONS OF AEGIS PURSUANT TO OR IN CONNECTION WITH THIS AGREEMENT; PROVIDED, HOWEVER, THAT AMC SHALL HAVE NO DUTY OF INDEMNIFICATION UNDER THIS AGREEMENT AS TO ANY CLAIM, DAMAGE, LOSS, LIEN, CAUSE OF ACTION, SUIT, JUDGMENT, EXPENSE OR FEE ARISING OR RESULTING FROM THE GROSS NEGLIGENCE OF WILLFUL MISCONDUCT OF AEGIS, ITS OFFICERS, EMPLOYEES OR AGENTS.

                    5 ARTICLE --RELATIONSHIP OF THE PARTIES.

This Agreement does not create, and shall not be construed by the parties or any third person as creating, any agency, partnership, joint venture, or employment relationship between the parties. The relationship of the parties under this Agreement shall be solely that of independent contractors. Neither party shall have, nor hold itself out as having, any right, power or authority to assume, create, or incur any expense, liability, or obligation on behalf of the other party, except as expressly provided herein. Each party shall be solely responsible for the conduct of its respective agents and employees in connection with that party's performance hereunder.

                        6 ARTICLE --PAYMENT OF INVOICES

6.1 INVOICES. AMC agrees to pay AEGIS for its services rendered pursuant to this Agreement a fixed amount of $ 90,000 invoiced monthly and forwarded to AMC each month.

6.2 PAYMENT. All amounts due shall be paid within ten (10) days following month end and AEGIS is authorized to withdraw such funds from the account of AMC, subject to AMC Board approval.

                            7 ARTICLE --INSPECTION.

The documents and records relating to Services performed under this Agreement shall be made available from time to time to and at the reasonable request of
(i) regulatory authorities having jurisdiction over either of the parties and
(ii) officers, employees and agents of either party.

                              8 ARTICLE --NOTICES.

All notices and other communications in connection with this Agreement to a party hereto shall be in writing and shall be deemed to have been duly given when delivered by hand or when deposited in the United States mail with first class postage prepaid or when delivered to any nationally recognized overnight courier with delivery charges paid to such party at its address set forth below, or to such other person or address as such other party may specify by similar notice to the other party hereto:



IF TO AEGIS:                            IF TO AMC:
                                        D. Richard Thompson
Attn: Michael L. Kennemer               11111 Wilcrest Green, Suite 250
11111 Wilcrest Green, Suite 250         Houston, TX 77042
Houston, TX 77042
                                        Copy to: Mark Neporent

                              1 ARTICLE --GENERAL.

1.1 APPLICABLE LAW. THIS AGREEMENT, AND ALL THE RIGHTS AND DUTIES OF THE PARTIES ARISING FROM OR RELATING IN ANY WAY TO THE SUBJECT MATTER OF THIS AGREEMENT OR THE TRANSACTIONS CONTEMPLATED BY IT, SHALL BE GOVERNED BY, CONSTRUED, AND ENFORCED IN ACCORDANCE WITH THE LAWS OF THE STATE OF NEW YORK (EXCLUDING ITS CONFLICT OF LAWS RULES WHICH WOULD REFER TO AND APPLY THE SUBSTANTIVE LAWS OF ANOTHER JURISDICTION). ANY SUIT OR PROCEEDING HEREUNDER SHALL BE BROUGHT ONLY IN NEW YORK COUNTY, NEW YORK, AND EACH OF THE PARTIES CONSENTS TO THE PERSONAL JURISDICTION OF THE COURTS, STATE AND FEDERAL, LOCATED THEREIN. COMPANY AGREES TO WAIVE ANY OBJECTION THAT THE STATE OR FEDERAL COURTS OF NEW YORK COUNTY, NEW YORK, ARE AN INCONVENIENT FORUM.

1.2 WAIVER. No waiver of any condition, provision, or term of this Agreement shall be valid or of any effect unless made in writing, signed by the party or parties to be bound or its duly authorized representative and specifying with particularity the extent and nature of such waiver. No waiver of any term or condition set forth in this Agreement shall constitute a waiver of any other term or condition; nor shall it affect or impair any right arising from any subsequent default.

1.3 ASSIGNMENT AND DELEGATION. No rights or interest in this Agreement may be assigned. Nor, unless otherwise provided in this Agreement, may any obligations be delegated without the prior written consent of the other party, such consent not to be unreasonably withheld. Any assignment except as provided in this Section shall be null and void for all purposes, AB INITIO.

1.4 SEVERABILITY. Any invalidity, in whole or in part, of any provision of this Agreement, shall not affect the validity of any other provision of this Agreement.

1.5 PARAGRAPH HEADING. Paragraph headings are provided for convenience of reference and do not constitute a part of this Agreement.

1.6 FORCE MAJEURE. The parties shall be excused for delays in performing and failures to perform their obligations under this Agreement to the extent that any such delay or failure results from any cause beyond their reasonable control, including, solely by way of example and without limitation, delays caused by the other party, acts of God, strikes and other labor disputes of third parties, civil disorder, catastrophes of nature, fire, explosion, natural or man-made floods or any severe weather, war, failure of a communications or computer system, nuclear attack, embargoes, actions or inactions of governmental authorities. Each party agrees to make reasonable efforts to prevent such occurrences from affecting the performance of this Agreement.

1.7 ARBITRATION. Any claim, action, dispute or controversy of any kind arising out of or relating to this Agreement or concerning any aspect of performance by either party under the terms of this Agreement shall be resolved by mandatory and binding arbitration administered by the American Arbitration Association ("AAA") pursuant to the Federal Arbitration Act (Title 9 of the United States
Code) in accordance with this Agreement and the then-applicable Commercial Arbitration Rules of the AAA. The parties acknowledge and agree that the transactions evidenced and contemplated hereby involve "commerce" as contemplated in Section 2 of the Federal Arbitration Act. If Title 9 of the United States Code is inapplicable to any such Dispute for any reason, such arbitration shall be conducted pursuant to applicable New York law, this Agreement and the then-applicable Commercial Arbitration Rules of the AAA. To the extent that any inconsistency exists between this Agreement and the foregoing statutes or rules, this Agreement shall control to the extent permitted by applicable law. Judgment upon the award rendered by the arbitrator acting pursuant to this Agreement may be entered in, and enforced by, any court having jurisdiction absent manifest disregard by such arbitrator of applicable law; provided, however, that the arbitrator shall not amend, supplement or reform in any manner any of the rights or obligations of any party hereunder or the enforceability of any of the terms of this Agreement. Any arbitration proceedings under this Agreement shall be conducted in New York, New York, before a single arbitrator being a member of the State Bar of New York for no less than ten (10) years and having recognized expertise in the field or fields of the matter(s) in dispute.

1.8 ENTIRE AGREEMENT. This Agreement constitutes the complete and exclusive statement of the agreement between the parties with regard to the matters set forth herein, and it supersedes all other agreements, proposals, and representations, oral or written, express or implied, with regard thereto. Unless otherwise provided herein, no modifications to this Agreement shall be binding on either party unless made in writing and signed by duly authorized representatives of both parties. In the event of any conflict between this Agreement and any addendum, exhibits, or other attachments, the terms of this Agreement shall govern.

IN WITNESS WHEREOF, the parties have caused this Agreement to be executed and do each hereby warrant and represent that their respective signatory, whose signature appears below, has been and is on the date of this Agreement duly authorized by all necessary and appropriate corporate action to execute this Agreement.



AGREED TO AND ACCEPTED BY           AGREED TO AND ACCEPTED BY
AMC Financial, Inc                  AEGIS Mortgage Corporation

By:______________________           By:______________________
Name: D. RICHARD THOMPSON           Name: MICHAEL L. KENNEMER
Its:  CEO & PRESIDENT               Its:  EXECUTIVE VICE PRESIDENT