Form 10-K
period 1999-12-31
AMC FINANCIAL INC
filed 2000-04-11
CIK 866253

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999
                                       OR
[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
      SECURITIES AND EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER: 0-27314

                               AMC FINANCIAL, INC.
                      (Formerly CITYSCAPE FINANCIAL CORP.)
             (Exact name of Registrant as specified in its charter)

            DELAWARE                                        11-2994671
(State or other jurisdiction                            (I.R.S. Employer
of incorporation or organization)                      Identification No.)

11111 WILCREST GREEN, SUITE 250,                         (713) 787-0100
     HOUSTON, TEXAS 77042                        (Registrant's telephone number,
(Address of principal executive                        including area code)
  offices, including zip code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:   NONE
SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:   COMMON STOCK,
                                                              PAR VALUE $.01
                                                              PER SHARE

Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of April 10, 2000, the aggregate market value of the registrant's common stock held by non-affiliates: N/A

DOCUMENTS INCORPORATED BY REFERENCE

PORTIONS OF REGISTRANT'S PROXY STATEMENT RELATED TO ITS 2000 ANNUAL MEETING OF SHAREHOLDERS ARE INCORPORATED BY REFERENCE INTO PART III OF THIS FORM 10-K.

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

INDICATE BY CHECK MARK WHETHER THE REGISTRANT HAS FILED ALL DOCUMENTS AND REPORTS REQUIRED TO BE FILED BY SECTIONS 12, 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 SUBSEQUENT TO THE DISTRIBUTION OF SECURITIES UNDER A PLAN CONFIRMED BY A COURT. YES [X] NO [ ]

ON OCTOBER 6, 1998, THE REGISTRANT AND ITS WHOLLY-OWNED SUBSIDIARY EACH FILED VOLUNTARY PETITIONS FOR RELIEF UNDER CHAPTER 11 OF TITLE 11 WITH THE UNITED STATES BANKRUPTCY COURT FOR THE FEDERAL BANKRUPTCY CODE IN THE SOUTHERN DISTRICT OF NEW YORK.

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

7,767,452 SHARES, $.01 PAR VALUE, OF COMMON STOCK WERE OUTSTANDING AS OF APRIL 10, 2000

                               AMC FINANCIAL, INC.
                      (FORMERLY CITYSCAPE FINANCIAL CORP.)

                             FORM 10-K REPORT INDEX
                      FOR THE YEAR ENDED DECEMBER 31, 1999
                                TABLE OF CONTENTS

PART I.

   ITEM 1.  BUSINESS..................................................... 3
   ITEM 2.  PROPERTIES................................................... 6
   ITEM 3.  LEGAL PROCEEDINGS............................................ 7
   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..........11

PART II.

   ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
            STOCKHOLDER MATTERS..........................................12
   ITEM 6.  SELECTED FINANCIAL DATA......................................12
   ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS..........................14
   ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
            MARKET RISK..................................................22
   ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..................23
   ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE..........................52

PART III.

   ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT...........53
   ITEM 11. EXECUTIVE COMPENSATION.......................................53
   ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT...................................................53
   ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...............53

PART IV.

   ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
            FORM 8-K.....................................................54

                                     PART I

ITEM 1.  BUSINESS

GENERAL

AMC Financial, Inc. ("AMC"), formerly Cityscape Financial Corp. ("Cityscape"), was incorporated in Delaware in December 1988. During 1999 its principal executive offices were moved from Elmsford, New York to Houston, Texas. Unless otherwise noted, the "Company" refers to AMC, formerly Cityscape, and its subsidiaries.

Cityscape was a consumer finance company which, through its wholly-owned subsidiary, Cityscape Corp. ("CSC"), was in the business of selling and servicing mortgage loans secured primarily by one- to four-family residences. Such business was suspended indefinitely in November 1998. CSC also had been in the business of originating and purchasing mortgage loans. The majority of CSC's loans were made to owners of single-family residences who used the loan proceeds for such purposes as debt consolidation, financing of home improvements and educational expenditures. The Company has been reorganized through a plan of reorganization under Chapter 11 of Title 11 of the United States Bankruptcy Code effective as of July 1, 1999. A plan for the reorganized company has not been formulated, however, and the Company has selected Peter J. Solomon Company Limited to advise the Company on strategic alternatives. Until a formal plan is determined, the Company is generating revenue from investing funds in high-grade commercial paper and interest on loans held for sale.

CHAPTER 11 PROCEEDINGS

Cityscape determined during 1998 that the best alternative for recapitalizing over the long-term and maximizing the recovery of creditors and senior equity holders of Cityscape was through a prepackaged plan of reorganization for Cityscape and CSC pursuant to the Bankruptcy Code. On October 6, 1998, Cityscape and CSC filed voluntary petitions (the "Petitions") in the United States Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court").

During the second and third quarters of 1998, Cityscape engaged in negotiations, first with holders of a majority of the Notes (as defined below), and, second with holders of a majority of the Convertible Debentures (as defined below) on the terms of a plan of reorganization that both groups would find acceptable. Those negotiations resulted in acceptance by both groups by the requisite majorities of the terms of the plan of reorganization (the "Original Plan"). Cityscape solicited acceptances of the Original Plan from the holders of its Notes, Convertible Debentures and Preferred Stock (as defined below). The Original Plan received the requisite approval from all classes other than the holders of Cityscape's Series B Preferred Stock ("Preferred Stock"). Although Cityscape and other parties with an economic stake in the reorganization anticipated that the Original Plan would be confirmed at the originally scheduled confirmation hearing, the Original Plan was not confirmed due primarily to deteriorating market conditions and Cityscape's inability to obtain necessary post-reorganization loan warehouse financing to allow it to emerge from Chapter 11. As a result, Cityscape revised the Original Plan (the "Amended Plan").

On November 17, 1998, Cityscape decided to suspend indefinitely all of its loan origination and purchase activities. Cityscape notified its brokers that it had ceased funding mortgage loans other than loans that were in its origination pipeline for which it had issued commitments. Cityscape's decision was based upon its determination, following discussions with potential lenders regarding post-reorganization loan warehouse financing, that adequate sources of such financing were not available. With no adequate sources of such financing, Cityscape determined that it was unable to continue to originate and purchase mortgage loans. On or about December 18, 1998, Cityscape funded the last of its mortgage loans for which it had issued commitments as of November 17, 1998.

On June 16, 1999, the Bankruptcy Court entered an order confirming reorganization under the Amended Plan. The effective date of the Amended Plan was July 1, 1999, and Cityscape was renamed AMC Financial, Inc. The Amended Plan provided for substantive consolidation of the assets of Cityscape and CSC and for distributions to creditors as summarized below (which estimated distributions were based upon Cityscape's and CSC's estimate of $10.0 million in general unsecured claims that would ultimately be allowed by the Bankruptcy Court). The Amended Plan provided that: (i) administrative claims, priority tax claims, bank claims, other secured claims, and priority claims would be paid in cash in full, which claims paid by the Company as of December 31, 1999 totaled $3,337,895; (ii) holders of the 12 3/4% Series A Senior Notes (the "Notes") due 2004 have been allocated in exchange for all of their claims, 7,346,708 shares or approximately 92.5% of the new common shares, of which 7,325,192 shares have been issued at December 31, 1999; (iii) holders of 6% Convertible Subordinated Debentures (the "Convertible Debentures") due 2006 have been allocated in exchange for all of their claims, 431,702 shares or approximately 5.4% of the new common shares, of which 376,373 shares have been issued as of December 31, 1999; (iv) holders of general unsecured claims have been allocated 165,790 shares or approximately 2.1% of the new common shares, of which 42,057 shares have been issued at December 31, 1999; and (v) common stock, Preferred Stock and warrants of Cityscape would be extinguished and holders thereof would receive no distribution under the Amended Plan.

For the statement of financial condition presentation and earnings per share calculation, the Company considers as outstanding shares only those shares actually distributed to creditors. As claims are settled, additional shares are transferred to the stock distribution agent for issuance. Since the total shares allocated for each class of claims may not actually be issued, the Company has elected to include in outstanding shares only those shares actually issued. The Company expects the stock distribution agent to complete the issuance of remaining shares by the end of 2000.

FRESH START REPORTING

As of June 30, 1999, the Company adopted fresh start reporting in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" ("SOP 90-7"). In accordance with fresh start accounting, the gain on discharge of debt resulting from the bankruptcy proceedings was reflected on the Predecessor Company's (as defined below) financial statements for the six months ended June 30, 1999. In addition, the accumulated deficit of the Predecessor Company at June 30, 1999, was eliminated, and at July 1, 1999, the Reorganized Company's (as defined below) financial statements reflected no beginning retained earnings or deficit. Since July 1, 1999, the Company's financial statements have been prepared as if it is a new reporting entity and a black line has been placed to separate pre-reorganization operating results (the "Predecessor Company") from post-reorganization operating results (the "Reorganized Company") since they are not prepared on a comparable basis.

Under fresh start accounting, all assets and liabilities are restated to reflect their reorganization value, which does not assume any future origination and loan sales, and which approximates fair value at the date of reorganization. The reorganization value approximates the fair value of the Company's assets before considering liabilities, which must be assumed and extinguished pursuant to the terms of the reorganization under the Amended Plan, and represents the Company's estimate of the amount a buyer would pay for the assets after the restructuring.

BUSINESS STRATEGY

Since the reorganization, the Company has concentrated its efforts on settling claims and distributing shares of the common stock of the Reorganized Company. Available cash has been invested in high-grade commercial paper.

The Company recently selected a financial advisor, Peter J. Solomon Company Limited, to advise the Company on strategic alternatives. Alternatives include re-entering the mortgage loan origination business, investments, acquisitions, sale or merger of the Company to or with another entity, or liquidation. Depending upon the Company's selection of a strategic alternative for its operations, the Company may seek to have its stock listed on a national securities exchange, market or board. Although no timetable has been established to evaluate alternatives or determine which alternative is appropriate for the Company, Peter J. Solomon Company Limited is expected to make a presentation to the Company before the end of April 2000. The presentation will set out the range of strategic alternatives identified by Peter J. Solomon Company Limited and the particular alternative or alternatives recommended for consideration by the Company.

UK OPERATIONS - DISCONTINUED

Cityscape commenced operations in May 1995 with the formation of City Mortgage Corporation Limited ("CSC-UK"), an English corporation that originated, sold and serviced loans in England, Scotland and Wales.

The Company adopted a plan in March 1998 to sell the assets of CSC-UK. In April 1998, pursuant to an Agreement for the Sale and Purchase of the Business of CSC-UK and its Subsidiaries and the Entire Issued Share Capital of City Mortgage Receivables 7 Plc, dated March 31, 1998 (the "UK Sale Agreement"), the Company completed the sale to Ocwen Financial Corporation ("Ocwen") and Ocwen Asset Investment Corp. ("Ocwen Asset") of substantially all of the assets, and certain liabilities, of CSC-UK (the "UK Sale"). The UK Sale included the acquisition by Ocwen of CSC-UK's whole loan portfolio and loan origination and servicing businesses for a price of (pound)249.6 million, the acquisition by Ocwen Asset of CSC-UK's securitized loan residuals for a price of (pound)33.7 million and the assumption by Ocwen of (pound)7.2 million of CSC-UK's liabilities. The price paid by Ocwen was subject to adjustment to account for the actual balances on the closing date of the loan portfolio and the assumed liabilities. As a result of the sale, the Company received proceeds, at the time of the closing, of $83.8 million, net of closing costs and other fees. During 1998, the Company received an additional $4.5 million from Ocwen related to the loan portfolio adjustment. On February 15, 1999, the Company entered into a settlement agreement with Ocwen. In June 1999, the Company received an additional $3.1 million in settlement of the assumed liabilities at the date of sale.

COMPETITION

Since the Company's reorganization in July 1999, the Company has not reentered competitive markets. Should the Company resume the mortgage origination business in the future, the Company could face intense competition from other mortgage banking companies, commercial banks and finance companies, many of which have considerably greater financial and marketing resources than the Company. Prevailing interest rates and market conditions could impact the Company's decision to resume the mortgage origination business.

REGULATION

Since suspending its loan origination business in November 1998, the Company is no longer subject to extensive regulations by federal, state and local government authorities. All loans currently held in the Company's portfolio are being serviced by other institutions.

ENVIRONMENTAL MATTERS

To date, the Company has not been required to perform any investigation or cleanup activities, nor has it been subject to any environmental claims. Because the Company has suspended its loan origination business, it does not foresee any risks involved in investigating and cleaning up hazardous or toxic substances on properties acquired.

ADMINISTRATIVE SERVICES AGREEMENT

The Company entered into an Administrative Services Agreement (the "Agreement") with AEGIS Mortgage Corporation ("AEGIS") to assume responsibility for accounting and administrative activities effective September 1, 1999. The Company pays administrative fees of $90,000 per month under the terms of the Agreement. The Agreement is effective until terminated by either party. AEGIS shall be required to give the Company a minimum of ninety (90) days prior written notice of termination and the Company shall be required to give AEGIS a minimum of thirty (30) days written notice prior to termination.

EMPLOYEES

As a result of the Company's emergence from Chapter 11, the Company has only one full time employee whose primary responsibility is to direct the future of the Company, safeguard the Company's assets, and settle remaining bankruptcy claims. Certain employees from AEGIS have been assigned to assist in these responsibilities, and, as such, their salaries and related benefits have been charged to the Company at cost. These expenses are in addition to the fees paid under the terms of the Agreement.

ITEM 2.  PROPERTIES

The Company's executive office is located at 11111 Wilcrest Green, Suite 250 in Houston, Texas. The Company's office space is shared with AEGIS Mortgage Corporation, and rental expense is included in the monthly administrative services expense.

ITEM 3.  LEGAL PROCEEDINGS

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

      In these actions, plaintiffs allege that the Company and its former senior officers engaged in securities fraud by affirmatively misrepresenting and failing to disclose material information regarding the lending practices of the Company's UK subsidiary, and the impact that these lending practices would have on the Company's financial results. Plaintiffs allege that certain public filings and press releases issued by the Company were false or misleading. In each of the putative class action complaints, plaintiffs have asserted violations of Section 10(b) and Section 20(a) of the Securities Exchange Act of 1934, as amended. Plaintiffs seek unspecified damages, including pre-judgment interest, attorneys' and accountants' fees and court costs.

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

      WALSH ACTION. In January 1998, the Company commenced a breach of contract action in the Southern District against Walsh Securities, Inc. ("Walsh"). The action alleges that Walsh breached certain obligations that it owed to the Company under an agreement whereby Walsh sold mortgage loans to the Company. The Company claims damages totaling in excess of $11.9 million. In March 1998, Walsh filed a motion to dismiss, or, alternatively, for summary judgment. In May 1998, the Company served papers that opposed Walsh's motion and moved for summary judgment as to certain of the loans. In December 1998, Judge Stein of the Southern District denied Walsh's motion to dismiss, or, alternatively, for summary judgment with respect to all but 69 of the loans at issue in the litigation. With respect to those 69 loans, Judge Stein granted Walsh's motion and dismissed the loans from the litigation. At that time, Judge Stein also denied the Company's motion for summary judgment. On February 1, 1999, Judge Stein denied the Company's motion for reconsideration of that part of his December 1998 order which granted Walsh's motion to dismiss with respect to 69 of the loans at issue. The parties completed all discovery by the early summer of 1999, and then filed cross-motions for summary judgment. The Company moved for Partial Summary Judgment on 32 loans that were part of a fraudulent pyramid scheme in New Jersey and that Walsh warranted under the parties' agreement as being "true and correct in all material respects." Walsh, in turn, moved for summary judgment on all of the loans remaining in the case, claiming that the Company had waived its right to sue on all loans. The parties completed the briefing on both motions on October 22, 1999, and do not expect the Court to rule until some time in 2000.

      GLOBAL MORTGAGE ACTION. In August 1998, the Company filed a lawsuit in the Circuit Court for Baltimore City, Maryland entitled Cityscape Corp et. al. v. Global Mortgage et. al. (the "Global Mortgage Action") against various defendants seeking damages for losses resulting from the Company's acquisition in 1995 and 1996 of 145 fraudulent residential mortgages on inner city Baltimore rowhouses. The complaint, as amended, seeks $5.5 million in compensatory damages and unspecified punitive damages against the mortgage broker and its principals, the title company and its principals, the settlement attorney, and the appraisers, based on theories of negligence, malpractice, conspiracy and fraud. The Company recently consummated settlements with all but two of the defendants in this case, and it has now confirmed agreements in principle to settle with those two remaining defendants. Trial has been postponed indefinitely, pending execution of appropriate settlement agreements between the Company and the last two defendants. Once the last two settlement agreements are executed, the trial will be cancelled and this matter will be concluded.

      ELLIOTT ASSOCIATES ACTION. In September 1998, Elliott Associates, L.P. and Westgate International, L.P. filed a lawsuit against the Company and certain of its former officers and directors in the Southern District (the "Elliott Associates Action"). In the complaint, plaintiffs described the lawsuit as "an action for securities fraud and breach of contract arising out of the private placement, in September 1997, of the Series B Preferred Stock of Cityscape." Plaintiffs alleged violations of Section 10(b) of the Exchange Act (Count I);
Section 20(a) of the Exchange Act (Count II); and two breach of contract claims against the Company (Counts III & IV). Plaintiffs alleged to have purchased a total of approximately $20 million of such preferred stock. Plaintiffs sought unspecified damages, including pre-judgment interest, attorneys' fees and other expenses and court costs. The Company and its former officers and directors who were defendants moved to dismiss the action. The action against the Company was discharged when the Company's plan of reorganization became effective on July 1, 1999. The action against the remaining defendants has been settled and dismissed.

      SIMPSON ACTION. In February 1998, a putative class action lawsuit was filed against the Company in the U.S. District Court for the Northern District of Mississippi (Greenville Division) (the "Simpson Action"). The Simpson Action is a class action brought under the anti-kickback provisions of Section 8 of the Real Estate Settlement Procedures Act ("RESPA"). The complaint alleges that, on November 19, 1997, plaintiff Laverne Simpson, through the services of Few Mortgage Group ("Few"), a mortgage broker, obtained refinancing for the mortgage on her residence in Greenville, Mississippi. Few secured refinancing for plaintiff through the Company. In connection with the financing, the Company is alleged to have paid a premium to Few in the amount of $1,280.00. Plaintiff claims that the payment was a referral fee and duplicate payment prohibited under Section 8 of RESPA. Plaintiff is seeking compensatory damage for the amounts "by which the interest rates and points charged were inflated." Plaintiff also claims to represent a class consisting of all other persons similarly situated, that is persons (i) who secured mortgage financing from the Company through mortgage brokers from an unspecified period to date (claims under Section 8 of RESPA are governed by a one year statute of limitations) and (ii) whose mortgage brokers received a fee from the Company. Plaintiff is seeking to recover compensatory damages on behalf of the putative class, which is alleged to be "numerous," for the amounts that "the interest rates and points charges were inflated" in connection with each class member's mortgage loan transaction. The Company answered the complaint and plaintiff has not yet moved for class certification. To date, there has not been a ruling on the merits of either plaintiff's individual claim or the claims of the putative class. As a result of the Company's Chapter 11 proceedings and the plaintiff's failure to file a claim before the established bar date, plaintiff's claims against the Company were discharged.

      PEAKS ACTION. In April 1998, the Company was named as a defendant in an amended complaint filed against 59 separate defendants in the Circuit Court for Baltimore City, Maryland entitled Peaks v. A Home of Your Own, Inc., et. al. (the "Peaks Action"). This action, which was originally styled as a class action, was later amended to drop the class allegations and instead joined 80 separate individual plaintiffs. The complaint alleges various causes of action (including Conspiracy to Defraud, Fraud, Violation of Maryland Consumer Protection Act and Unfair Trade Practices, Negligent Misrepresentation and Negligence) relating to 89 allegedly fraudulent residential mortgages on properties in inner city Baltimore. The Company is alleged to have purchased (and still own) at least eight of the loans and may have previously purchased and subsequently sold an additional seven of the loans. Due to the Company's prior bankruptcy and an agreement with plaintiff's counsel, the Company has never formally responded to the Amended Complaint and has not participated formally in any discovery. The Company has, however, monitored the proceedings in this case and has participated in settlement discussions. The Company recently reached an agreement to settle this matter in exchange for mutual releases and the payment to the Company of a percentage of a settlement pool established for this purpose. In addition to the proceeds of the settlement pool, the Company anticipates certain additional recoveries from the proceeds of the refinancing or sale of the collateral securing the loans. As a result of the Company's Chapter 11 proceedings and the plaintiff's failure to file a claim before the established bar date, plaintiff's claims against the Company were discharged.

      Although no assurance can be given as to the outcome of the unresolved lawsuits described above, the Company believes that the allegations against the Company in each of the actions are without merit and that the Company's disclosures were proper, complete and accurate. The Company intends to defend vigorously against these actions and seek their early dismissal. If the lawsuits against the Company are decided in favor of the plaintiffs, however, it could have a material adverse effect on the Company's consolidated financial position and results of operations.

      REGULATORY MATTERS. In April and June 1996, CSC-UK acquired J&J Securities Limited (the "J&J Acquisition") and Greyfriars Group Limited (formerly known as Heritable Finance Limited) (the "Greyfriars Acquisition"), respectively. In October 1996, the Company received a request from the staff of the Securities and Exchange Commission (the "Commission") for additional information concerning the Company's voluntary restatement of its financial statements for the quarter ended June 30, 1996. The Company initially valued the mortgage loans in the J&J Acquisition and the Greyfriars Acquisition at the respective fair value which were estimated to approximate par (or historical book value). Upon the subsequent sale of the mortgage portfolios, the Company recognized the fair value of the mortgage servicing receivables retained and recorded a corresponding gain for the fair value of such mortgage servicing receivables. Upon subsequent review, the Company determined that the fair value of such mortgage servicing rights should have been included as part of the fair value of the mortgage loans acquired as a result of such acquisitions. The effect of this accounting change resulted in a reduction in reported earnings of $26.5 million. Additionally, as a result of this accounting change, the goodwill initially recorded in connection with such acquisitions was reduced resulting in a reduction of goodwill amortization of approximately $496,000 from the previously reported figure for the second quarter. On November 19, 1996, the Company announced that it had determined that certain additional adjustments relating to the J&J Acquisition and the Greyfriars Acquisition should be made to the financial statements for the quarter ended June 30, 1996. These adjustments reflect a change in the accounting treatment with respect to restructuring charges and deferred taxes recorded as a result of such acquisitions. This caused an increase in the amount of goodwill recorded which resulted in an increase of amortization expense as previously reported in the second quarter of 1996 of $170,692. The staff of the Commission has requested additional information from the Company in connection with the accounting related to the J&J Acquisition and the Greyfriars Acquisition. The Company is supplying such requested information. In mid-October 1997, the Commission authorized its staff to conduct a formal investigation which, to date, has continued to focus on the issues surrounding the restatement of the financial statements for the quarter ended June 30, 1996. The Company is continuing to cooperate fully in this matter, however, the Commission has not contacted the Company on this matter since July 1999.

      As a result of its negative operating results, the Company received inquiries in 1998 from the State of New York Department of Banking regarding the Company's qualifications to continue to hold a mortgage banking license. In connection with such inquiries, the Company agreed to provide the banking department with certain information and to certain restrictions on its business. The Company provided the necessary information and complied with the restrictions on its business through July 29, 1999, when the Company voluntarily surrendered its New York mortgage banking licenses. After that date, the Company no longer conducted any mortgage banking activities in New York and therefore ceased submitting information to the banking department.

      UK SALE AGREEMENT. On September 4, 1998, CSC-UK commenced proceedings in the High Court of Justice, London against Ocwen for the payment of certain sums due under the UK Sale Agreement (the "Proceedings"). Although Ocwen initially informed CSC-UK that it would defend the Proceedings, Ocwen then satisfied CSC-UK's claim by paying CSC-UK (pound)1.7 million ($2.8 million) on November 24, 1998. Prior to CSC-UK initiating the Proceedings, Ocwen informed CSC-UK that it would defend the (then proposed) Proceedings on the basis that any sums owed by Ocwen to CSC-UK should be set off or extinguished against a sum which Ocwen claimed was due or, alternatively, was recoverable by it from CSC-UK on the grounds of CSC-UK's breach of warranty or misrepresentation with respect to matters concerning loans of Greyfriars (the "Alleged Loan Liabilities"). With respect to the Alleged Loan Liabilities, Ocwen claimed that CSC-UK had excessively charged borrowers, failed to notify borrowers of interest rate increases and failed to advise borrowers of increased repayments. Ocwen claimed that these liabilities totaled approximately (pound)13.0 million ($21.2 million). Additionally, pursuant to the UK Sale Agreement, Ocwen held back a sum of (pound)3.5 million ($5.7 million) with respect to the purchase price, pending the determination of certain other figures under the UK Sale Agreement (the "Holdback"), which sum was paid into a Holdback account at the time of the UK Sale Agreement.

      On February 15, 1999, the Company, Ocwen and certain of their subsidiaries entered into a settlement agreement, in full and final settlement of all causes of action, claims, demands, liabilities, damages, costs, charges and expenses that the Company, CSC-UK and Ocwen and their respective subsidiaries may have against each other. Such claims include Ocwen's alleged claim against the Company and/or CSC-UK with respect to the Alleged Loan Liabilities. Under the settlement agreement, in June 1999 CSC-UK was paid $3.1 million from the Holdback account, and Ocwen was paid approximately $2.6 million from the Holdback account. The Bankruptcy Court approved the settlement agreement.

      In the normal course of business, aside from the matters discussed above, the Company is subject to various legal proceedings and claims, the resolution of which, in management's opinion, will not have a material adverse effect on the consolidated financial position or the results of operations of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of 1999, there were no matters submitted to a vote by the security holders through solicitation of proxies or otherwise.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

As of December 31, 1999, the Company had 25,000,000 shares of $.01 par value common stock (the "Reorganized Common Stock") authorized. Pursuant to the Amended Plan, 7,743,622 shares have been issued through December 31, 1999. Issuances of certain shares of the Reorganized Common Stock have not been completed pending the resolution of legal proceedings. Shares of the Reorganized Common Stock are not currently publicly traded.

All of the Predecessor Company's common and preferred stock, warrants and stock options were canceled at the reorganization on July 1, 1999. During fiscal year 1999, Nasdaq delisted the Predecessor Company's common stock.

As of March 27, 2000, the Company had approximately 1,400 stockholders of record of the Company's Reorganized Common Stock.

Neither Cityscape nor AMC has ever paid any cash dividends on its common stock and AMC does not anticipate paying cash dividends in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

The selected data presented below under the captions "Selected Statement of Operations Data" and "Selected Balance Sheet Data" for and as of, the six months ended December 31, 1999 and June 30, 1999, and for each of the years in the four-year period ended December 31, 1998, are derived from the consolidated financial statements of AMC Financial, Inc., which financial statements have been audited by KPMG LLP, independent certified public accountants. The consolidated financial statements as of December 31, 1999 and 1998, and for the six months ended December 31, 1999 and June 30, 1999 and for each of the years in the two-year period ended December 31, 1998, and the independent auditors' report thereon, are included elsewhere herein.

In accordance with the American Institute of Certified Public Accountants' Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code," the Company adopted fresh start accounting as of June 30, 1999. See Notes to Consolidated Financial Statement Note 3. - Fresh Start Reporting or Item 1. Business-Fresh Start Reporting. In accordance with fresh start reporting a black line has been placed to separate the operating results of the Predecessor Company from those of the Reorganized Company, since they are not prepared on a comparable basis.

                      AMC FINANCIAL, INC. AND SUBSIDIARIES
                      (FORMERLY CITYSCAPE FINANCIAL CORP.)
                      SELECTED CONSOLIDATED FINANCIAL DATA
                    (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

                                     REORGANIZED
                                       COMPANY                         PREDECESSOR COMPANY
                                     -----------  -----------------------------------------------------------------
                                     SIX MONTHS    SIX MONTHS                 YEARS ENDED DECEMBER 31,
                                       ENDED         ENDED       --------------------------------------------------
                                     DECEMBER       JUNE 30,
                                     31, 1999         1999         1998          1997           1996         1995
                                     -----------   ---------     ---------     ---------     ---------    ---------
SELECTED STATEMENT OF
  OPERATIONS DATA:
  Revenues:
   (Loss) gain on sale of loans..    $     (75)    $   4,609     $     128     $  83,365     $  76,820    $  26,305
   Net realized loss on valuation
     of residuals ...............         --         (20,847)      (68,847)     (148,004)         --           --
   Mortgage origination income ..         --            --           2,238         4,849         2,812        2,751
   Interest .....................        1,970         3,328        14,363        73,520        24,535        6,110
   Other ........................        2,647         7,660         1,454        20,302         3,681        1,306
                                     ---------     ---------     ---------     ---------     ---------    ---------
        Total revenues ..........        4,542        (5,250)      (50,664)       34,032       107,848       36,472
  Expenses:
   Salaries and expenses ........          288         2,857        28,744        41,089        26,288       10,861
   Other costs and expenses .....        1,017         8,701       109,425       129,526        38,360       11,080
                                     ---------     ---------     ---------     ---------     ---------    ---------
        Total expenses ..........        1,305        11,558       138,169       170,615        64,648       21,941
   Earnings (loss) from
     continuing operations
     before reorganization
     items, income taxes,
     and extraordinary item .....        3,237       (16,808)     (188,833)     (136,583)       43,200       14,531
  Reorganization items ..........         --           1,644        31,879          --            --           --
                                     ---------     ---------     ---------     ---------     ---------    ---------
   Earnings (loss) from
     continuing operations
     before income taxes
     and extraordinary item .....        3,237       (18,452)     (220,712)     (136,583)       43,200       14,531
  Income tax provision (benefit)         1,133            68            38       (18,077)       19,325        6,410
                                     ---------     ---------     ---------     ---------     ---------    ---------
   Earnings (loss) from
     continuing operations
     before extraordinary
     item .......................        2,104       (18,520)     (220,750)     (118,506)       23,875        8,121
  Extraordinary item (1) ........         --         416,095          --            --            --           (296)
                                     ---------     ---------     ---------     ---------     ---------    ---------
   Earnings (loss) from
     continuing operations ......        2,104       397,575      (220,750)     (118,506)       23,875        7,825
  Discontinued operations:
    (Loss) earnings from
      discontinued operations, net
      of income tax (benefit)
      provision, and net of
      extraordinary item ........         (500)         --            --        (245,906)       26,806        3,750
   Loss on disposal of
     discontinued operations ....         --            --            --         (49,940)         --           --
                                     ---------     ---------     ---------     ---------     ---------    ---------
  Net earnings (loss) ...........        1,604       397,575      (220,750)     (414,352)       50,681       11,575
  Preferred stock dividends
    paid in common stock ........         --            --            --             905          --           --
  Preferred stock - increase in
    liquidation preference ......         --            --           6,278           917          --           --
  Preferred stock - default
    payments ....................         --            --          14,049          --            --           --
  Preferred stock - beneficial
    discount ....................         --            --            --           2,725          --           --
                                     ---------     ---------     ---------     ---------     ---------    ---------

  Net earnings (loss)
    applicable to common
    stockholders ................    $   1,604     $ 397,575     $(241,077)    $(418,899)     $  50,681    $  11,575
                                     =========     =========     =========     =========     =========    =========
Earnings (loss) per common share:
  Basic and Diluted:
   Continuing operations ........    $    0.31
   Discontinued operations ......        (0.07)            *             *             *             *            *
                                     ---------
   Net earnings .................    $    0.24             *             *             *             *            *
                                     =========
Weighted average number of
  common shares: ................                          *             *             *             *            *
  Basic and Diluted .............        6,790             *             *             *             *            *
                                     =========

                              REORGANIZED
                                COMPANY                    PREDECESSOR COMPANY
                              ------------ --------------------------------------------------
                                                              DECEMBER 31,
                              DECEMBER 31, --------------------------------------------------
                                1999         1998          1997          1996         1995
                              ---------    ---------     ---------     ---------    ---------

SELECTED BALANCE SHEET DATA:
Total assets .............    $  73,095    $ 209,338     $ 394,002     $ 663,841    $ 135,946
Mortgage servicing
  receivables, net .......         --           --           4,969        40,068        3,436
Residual certificates ....       12,538       33,661       126,476       103,200       15,571
Mortgage loans held for
  sale, net ..............       14,338      123,346        93,290        88,127       73,852
Investment in discontinued
  operations, net ........       12,239       13,008        84,232       212,590       26,832
Total debt(2) ............         --        105,969       507,099       335,479       72,942
Liabilities subject to
  compromise .............         --        477,424          --            --           --
Total liabilities ........        9,651      606,913       570,827       525,009       78,849
Total stockholders'
  equity (deficit) .......       63,444     (397,575)     (176,825)      138,832       57,099

(1) Represents the discharge of pre-petition liabilities, net of tax for the six months ended June 30, 1999, and a loss, net of taxes, related to the early extinguishment of subordinated debentures in December 1995.

(2)   Includes short-term borrowings due under warehouse facilities.

*     Per share amounts are not meaningful due to reorganization.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements of the Company and accompanying notes elsewhere herein. The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements which involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements. The Company undertakes no obligation to release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of anticipated or unanticipated events.

OVERVIEW OF CURRENT AND PREVIOUS BUSINESS

Since the approval of the Amended Plan, the Company has concentrated on investing funds in high-grade commercial paper and formulating alternatives for the future of the Company. The Company has engaged an investment advisor to assist in determining the direction of the Company. The Company has transferred all servicing rights or established subservicing relationships with third parties. Since the reorganization, the Company's main revenue stream has been interest earned from investing funds and from loans held for sale. The Company has also recognized revenue from the sale of its servicing advances. Prior to the reorganization, Cityscape recognized a substantial portion of its revenue from the sale of loans through securitizations and whole loan sales to institutional purchasers, origination fees and excess mortgage servicing receivables and fees earned on loans serviced.

With the reorganization, the direction of the Company has changed significantly. Revenue streams in previous years are not comparable with the current year revenues and as such no comparative tables are presented.

DISCONTINUED OPERATIONS

Cityscape commenced operations in the United Kingdom in May 1995 with the formation of CSC-UK, an English corporation that originated, sold and serviced loans in England, Scotland and Wales. Cityscape initially held a 50% interest and subsequently purchased the remaining 50% in CSC-UK. CSC-UK had no operations and no predecessor prior to May 1995.

As a result of liquidity constraints, Cityscape adopted a plan in March 1998 to sell the assets of CSC-UK. In April 1998, Cityscape completed the sale to Ocwen Financial Corporation and Ocwen Asset Investment Corp. of substantially all of the assets and certain liabilities of CSC-UK. As a result, Cityscape received proceeds, at the time of closing, of $83.8 million, net of closing costs and other fees. During 1998, Cityscape received $4.5 million related to loan portfolio adjustments and in 1999 received an additional $3.1 million in settlement of the assumed liabilities at the close of sale.

Accordingly, the operating results of CSC-UK and its subsidiaries have been segregated from continuing operations and reported as a separate line item on the Company's consolidated financial statements. In addition, net assets of CSC-UK have been reclassified on the Company's consolidated financial statements as investment in discontinued operations. The Company restated its 1996 consolidated financial statements to present operating results of CSC-UK as a discontinued operation.

As of December 31, 1999, the Company's net investment in discontinued operations totaled $12.2 million, representing cash on hand in the discontinued operations of approximately $11.9 million and net receivables (net of liabilities) due of approximately $307,000. The Company recorded loss on discontinued operations of $500,000, net of income tax benefit of $269,000, in 1999 due to an increase in an allowance against an income tax receivable and an increase in potential liabilities. The Company expects to maintain a balance of cash on hand in the discontinued operations to cover existing and potential liabilities and costs until dissolution of the existing legal entities of CSC-UK and its subsidiaries.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

THE RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 1999 INCLUDE THE COMBINED RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED DECEMBER 31, 1999 FOR THE REORGANIZED COMPANY AND THE COMBINED RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 1999 FOR THE PREDECESSOR COMPANY. THE COMPANY ADOPTED FRESH START REPORTING IN ACCORDANCE WITH SOP 90-7 EFFECTIVE JUNE 30, 1999. THEREFORE, THE OPERATING RESULTS PRESENTED FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND DECEMBER 31, 1999 ARE NOT COMPARABLE TO FISCAL YEAR 1998.

For 1999 the Company recorded negative revenues of $708,000 primarily as a result of recording a loss on valuation of residual certificates of $20.8 million. This represents a $50.0 million increase in revenues from 1998 primarily due to a lower loss on valuation of residuals and an increase in the gain on the sale of loans. Offsetting the increased revenues in 1999 as compared to 1998 was a decrease in interest income and no mortgage origination income since loan origination activities were discontinued in November 1998. In 1999 the Company recorded a gain on the sale of loans of $4.5 million primarily due to the recognition of $7.0 million related to the Company's profit participation on loans previously sold into the Company's purchase facility, offset by the sale of $106.6 million of loans sold at a net loss of $2.4 million. Gain on the sale of loans for 1998 totaled $128,000 which represents the spread of 0.03% on the difference between the average net premium received as compared to the premium paid on the sale of $414.2 million of whole loan sales.

For the year ended December 31, 1999 the Company recorded a loss on valuation of residuals of $20.8 million. The loss on valuation was recorded in the second quarter of 1999 and utilized a loss rate of 3.0%-10.0% per annum and a loss rate of 7.3% - 33.0% per annum on its Sav*-A-Loan(R) and home equity securitizations, respectively. The Company used a constant prepayment rate of 19.0% on its Sav*-A-Loan(R) securitizations and 30.0% on its home equity securitizations. The Company used a discount rate of 20.0% on its home equity securitizations and Sav*-A-Loan(R) securitizations. At the end of fiscal year 1999, the Company utilized loss rates ranging from 3.0% to 8.0% per annum on its Sav*-A-Loan(R) securitizations and a discount rate of 20.0%. The Company used a constant prepayment rate of 19.0% for valuing Sav*-A-Loan(R) securitizations. The valuation of the Sav*-A-Loan(R) securitizations at the end of 1999 resulted in an unrealized gain of $96,500 ($63,000, net of taxes), which was considered to be a temporary gain and was therefore recorded in accumulated other comprehensive income. The home equity securitizations were considered to have no value at the end of 1999. In 1998, the Company recorded a loss on valuation of residuals totaling $68.8 million consisting of $42.9 million for home equity securitizations and $25.9 million for Sav*-A-Loan(R) securitizations. At the end of 1998, the Company used a discount rate of 20.0% to value both securitizations and loss rates of 7.5% and 4.5% per annum for home equity securitizations and Sav*-A-Loan(R) securitizations, respectively. At the end of 1998, the Company used a 30.0% and 16.8% constant prepayment rate on home equity securitizations and Sav*-A-Loan(R) securitizations, respectively.

In November 1998 the Company indefinitely suspended its loan origination activity and therefore no mortgage origination income was recorded in 1999. During 1998, the Company recorded mortgage origination income of $2.2 million.

Interest income decreased $9.1 million or 63.1% to $5.3 million for the year ended December 31, 1999 as compared to $14.4 million for the comparable period in 1998. Since the Company's reorganization at July 1, 1999, the Company's primary source of interest income has been from investments in high-grade commercial paper. Until November 1998, when the Company ceased loan origination and purchase activity, a substantial portion of interest income was derived from mortgages held for sale. The Company recognized accreted interest on residuals until the residuals were devalued in the second quarter of 1998.

Other income was $10.3 million for the year ended December 31,1999 as compared to $1.5 million for the year ended December 31, 1998. During the second quarter of 1999, the Company transferred its servicing rights on all home equity securitizations to Ocwen FSB and received cash of $14.4 million (on the transfer of its 95-2, 95-3, 96-1, 96-2, 96-3 and 96-4 home equity securitizations) resulting in a gain of $6.1 million. The gain represents amounts received in excess of the Company's carrying value of servicer advances. Servicer advances represent claims against the securitization trusts for reimbursement of advances made to such trusts by the Company as servicer.

Total expenses decreased $125.3 million, or 90.7%, to $12.9 million in 1999 from $138.2 million in 1998. The decrease was primarily due to the suspension of loan origination and purchase activities and the corresponding reduction in the Company's workforce. In 1998 the Company recorded restructuring charges of $3.2 million as compared to $790,000 in 1999 and 1998 expenses included a $2.0 million charge relating to the settlement of a lawsuit.

Salaries and benefits decreased $25.6 million, or 88.9%, to $3.1 million in 1999 from $28.7 million in 1998. As of December 31, 1999 the Company employed only one full time employee as compared to 70 at the end of 1998. The Company incurred salary and related benefits expense on former Cityscape employees through June 30, 1999, at which time the remaining employees were terminated.

Interest expense decreased 97.0% from $46.4 million in 1998 to $1.4 million in 1999. The decrease is primarily due to the Company's cessation of accruing interest on the Convertible Debentures and Notes as of October 6, 1998 due to the Company's bankruptcy filing. In November 1998 the Company indefinitely suspended all loan origination and purchase activities and during the second quarter of 1999 the Company paid off all warehouse related financing.

Selling and other operating expenses decreased $44.0 million, or 85.4%, to $7.5 million for the year ended December 31, 1999 from $51.5 million for the comparable period in 1998. The decrease primarily reflects the Company's suspension of origination and purchase activities, closing branch operations and related reduction in the workforce. In 1998 the Company incurred increased professional fees as a result of the Company's restructuring efforts and recorded a $2.0 million charge for the settlement of a lawsuit.

There were no provisions for loan losses recorded during 1999 as compared to $8.3 million in 1998.

Restructuring charges totaled $790,000 for the year ended December 31, 1999 as compared to $3.2 million for the same period in 1998. Restructuring charges provided for in 1998 included $1.1 million for severance payments and $2.1 million for future lease obligations and the write off of assets no longer in service. The charges for 1999 are a result of the Company's move from Elmsford, New York to Houston, Texas.

The Company recorded reorganization expenses of $1.6 million during the year ended December 31, 1999 as compared to $31.9 million for the year ended December 31, 1998. Reorganization expenses for the year ended December 31, 1999 consisted primarily of professional fees incurred. Reorganization expenses incurred during the year ended December 31, 1998 related to the Company's decision to cease loan origination and purchase activities in November 1998. The expenses in the year ended December 31, 1998 included $3.9 million in severance payments, $5.3 million in lease obligations and write-off of assets no longer in service, $10.7 million in professional and other fees related to the reorganization and $12.0 million for the write-off of the deferred debt issuance costs related to the Notes and Convertible Debentures.

During 1999, the Company recorded a loss on discontinued operations resulting from an increase in an allowance against the income tax receivable and an increase in potential liabilities for CSC-UK and its subsidiaries.

Net earnings applicable to common stockholders increased to $399.9 million for the year ended December 31, 1999 from a net loss applicable to common stock of $241.1 million for the comparable period in 1998. Included in the net earnings applicable to common stock is an extraordinary item of $416.1 million which represents the gain from the discharge of pre-petition liabilities, net of taxes. In 1998 there was an increase in the liquidation preference of the preferred stock in lieu of dividends and default payments of $20.3 million.

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

During 1998, the Company recorded negative revenues of $50.7 million primarily as a result of recording a $68.8 million loss on valuation of the Company's residual interest in securitization which were in the form of residual certificates. This represented an $84.7 million decrease in revenues from 1997 primarily also as a result of decreased gain on sale of loans, interest income, and other income which included an $18.0 million gain on sale of available-for-sale securities during 1997.

For 1998, the Company recorded a gain on sale of loans totaling $128,000. This gain was due primarily to the sale of $414.2 million of whole loans at an average net premium received of 0.81% as compared to the average premium paid on such loans of 0.78%. For 1997, gain on sale of loans also included gain on securitization representing the fair value of the residual certificates that the Company received upon the sale of loans through securitizations. During 1997, the Company recognized $83.4 million of gain on sale of loans representing a weighted average gain of 5.1% on $1.6 billion of loans sold.

During 1998, the Company recorded a loss on valuation of residuals of $68.8 million, consisting of $42.9 million loss on its home equity residuals and $25.9 million on its Sav*-A-Loan(R) residuals. This loss on valuation of residuals was primarily a result of (i) the Company increasing the discount rate used to value its residuals to 20.0% at December 31, 1998 from 15.0% at December 31, 1997 for both its home equity and Sav*-A-Loan(R) securitizations and (ii) an increase in the loss rates from 1.7% per annum at December 31, 1997 to 7.5% per annum at December 31, 1998 for its home equity securitizations and an increase from 3.1% per annum at December 31, 1997 to 4.5% per annum at December 31, 1998 for its Sav*-A-Loan(R) securitizations. As of December 31, 1998, the Company used a 30.0% constant prepayment rate on its home equity securitizations and 16.8% prepayment rate on its Sav*-A-Loan(R) securitizations. The increase in the discount rate reflects the changes in market conditions experienced in the mortgage-backed securities market since the second quarter of 1998. See Notes to Consolidated Financial Statements Note 5. - Residual Certificates.

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

Other income decreased $18.8 million or 92.6% to $1.5 million in 1998 from $20.3 million in 1997. This decrease was due primarily to the inclusion in 1997 of $18.0 million of gain on the sale of IMC Mortgage Company ("IMC") Common Stock owned by the Company. Additionally, there was a decrease in servicing income of $820,000 or 50.0% to $820,000 during 1998 from $1.6 million in 1997, due primarily to the continued attrition of the loans that were sold with servicing retained prior to the Company's adoption of Statement of Financial Accounting Standards ("SFAS") No. 122, "Accounting for Mortgage Servicing Rights."

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

In addition to the restructuring charges of $3.2 million, reorganization items of $31.9 million were recorded during 1998. As part of its reorganization plan and the Company's decision to indefinitely suspend its loan origination and purchase activities in November 1998, the Company reduced its workforce by 335 employees and closed its branch operations in California, Illinois, New York and Georgia, while maintaining corporate and servicing offices in New York. Of this amount, $3.9 million represented severance payments to 335 former employees, $5.3 million incurred in connection with lease obligations and write-offs of assets no longer in service, $10.7 million represented professional fees and other miscellaneous items related to the reorganization and $12.0 million represented the write-off of the deferred debt issuance costs related to the Notes and Convertible Debentures which were classified as liabilities subject to compromise at December 31, 1998.

For the year ended December 31, 1998, the Company recorded an income tax provision of $38,000 as compared to an income tax benefit of $18.1 million for the comparable period in 1997. The 1997 tax benefit of $18.1 million represents refunds claimed by the Company from the tax loss carrybacks generated as a result of net operating losses. As a result of additional net operating losses recorded in 1998, the Company did not generate a federal tax liability during this period. The Company's tax provision in 1998 reflects the State liabilities incurred. See Notes to Consolidated Financial Statements Note 1. - Summary of Significant Accounting Policies and Note 17. - Income Taxes.

For the year ended December 31, 1998, the Company recorded a loss on discontinued operations of $245.9 million (See Notes to Consolidated Financial Statements Note 4. - Discontinued Operations). The loss on discontinued operations is net of an extraordinary item of $425,000, net of taxes. In connection with the Company's agreement with a financing facility to buy all of CSC-UK's loans, the Company paid certain fees evidenced by notes. Such notes were paid before the due date. The fees were being amortized over the life of the note and early extinguishment of the debt gave rise to an extraordinary gain.

In March 1998, the Company adopted a plan to sell the assets of CSC-UK (See Notes to Consolidated Statements Note 4. - Discontinued Operations). As a result of this plan, the Company recorded a loss of $49.9 million on the disposal of discontinued operations for the year ended December 31, 1997.

The Company recorded a net loss applicable to common stockholders of $241.1 million for the year ended December 31, 1998 as compared to net loss applicable to common stockholders of $418.9 million in 1997. This loss was due primarily to decreased loan originations which decreased gain on sale of loans without a corresponding decrease in expenses. In addition, the Company's strategy of selling loans through whole loan sales instead of through securitizations decreased gain on the sale of loans, as well as the recognition of unrealized losses on valuation of residuals of $68.8 million during 1998.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal cash requirements include the payment of operating and post-bankruptcy expenses. At December 31, 1999, the Company had cash and cash equivalents aggregating $30,850,395, which represents an increase of $12,444,969 from the prior year. During the year ended December 31, 1999, the Company generated $118,893,000 cash from continuing operations and used $105,969,355 in financing activities. Since the adoption of the Amended Plan, the Company's primary source of income has been interest income generated through the investment of funds in high-grade commercial paper. Should the full funding of the over-collateralization accounts in connection with the Company's securitizations occur, the Company may receive cash payments on its residual certificates related to its securitizations, although no assurance can be given as to when or whether this will occur. Based upon the current and anticipated levels of operations, the Company believes that the cash flow from operations and available cash will be sufficient to meet the Company's anticipated requirements for working capital through the next twelve months.

RESIDUAL CERTIFICATES

In the past, the Company sold loans through securitizations that had been originated or purchased by the Company to a trust for a cash purchase price and interests in such trusts were represented by residual certificates. A residual certificate represents an interest in the trust which has no principal amount and does not unconditionally entitle the holder to receive payments. A holder of the residual certificate is entitled only to the remainder, if any, of the interest cash flow from the mortgage loans sold to the trust after payment of all other interests in such trust and as such bears the greatest degree of risk regarding the performance of such mortgage loans.

To value the residual certificates, the Company uses available information applicable to the types of loans in the securitization (giving consideration to such risks as default and collection) such as reports on prepayment rates, interest rates, collateral value, economic forecasts and historical default and prepayment rates of the portfolio under review. The Company estimates the expected cash flows to be received over the life of a portfolio of loans. These expected cash flows constitute the excess of the interest rate payable by the obligors of loans over the interest rate passed through to the purchaser, less applicable recurring fees and credit losses. The Company discounts the expected cash flows at a discount rate that it believes to be consistent with the required risk-adjusted rate of return for an independent third party purchaser of the residual certificates. At December 31, 1999 and 1998, the Company's consolidated statements of financial position reflected the fair value of residual certificates of $12.5 million and $33.7 million, respectively.

Realization of the value of residual certificates in cash is subject to the prepayment and loss characteristics of the underlying loans and to the timing and ultimate realization of the stream of cash flows associated with such loans. If actual experience differs from the assumptions used in the determination of the asset value, future cash flows and earnings could be negatively affected and the Company could be required to write down the value of its residual certificates. In addition, if prevailing interest rates rise, the required discount rate might also rise, resulting in impairment of the value of the residual certificates.

ACCOUNTING CONSIDERATIONS

A discussion of new accounting pronouncements and their impact on the consolidated financial statements is provided in the Notes to Consolidated Financial Statements Note 1. - Summary of Significant Accounting Policies.

IMPACT OF YEAR 2000

The Company has experienced no significant problems regarding Year 2000 ("Y2K"). The Company continues to monitor its internal systems to assure no issues arise. The Company has not been notified of any Y2K problems by its loan servicers or subservicers.

The Company incurred no additional costs associated with Y2K other than those incurred in the normal course of business.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is not currently subject to foreign currency exchange risk other than liabilities associated with the discontinued operations. The Company does not make use of off-balance sheet derivative instruments to control exchange rate risk.

Interests the Company received upon loan sales through its securitizations are in the form of residual certificates. Residual certificates do not have a stated maturity or amortization period. The expected amount of the cash flow as well as the timing is dependent on the performance of the underlying collateral supporting each securitization. The actual cash flow of these instruments could vary substantially if the performance is different from the Company's assumptions. The Company generally develops its assumptions by analyzing past portfolio performance, current loan characteristics and current market conditions. The Company currently values the residual certificates using a discount rate of 20%.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEX TO FINANCIAL STATEMENTS


                                                                           Page

AMC Financial, Inc. and Subsidiaries Consolidated Financial Statements:

     Independent Auditors' Report...........................................24

     Consolidated Statements of Financial Condition as of
        December 31, 1999 and 1998..........................................25

     Consolidated Statements of Operations for the six months ended
        December 31, 1999 and June 30, 1999, and the years ended
        December 31, 1998 and 1997..........................................26

     Consolidated Statements of Stockholders' Equity (Deficit) for
        the six months ended December 31, 1999 and June 30, 1999,
        and the years ended December 31, 1998 and 1997......................27

     Consolidated Statements of Cash Flows for the six months
        ended December 31, 1999 and June 30, 1999, and
        the years ended December 31, 1998 and 1997..........................29

     Notes to Consolidated Financial Statements.............................30

INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
AMC Financial, Inc.:


We have audited the accompanying consolidated statements of financial condition of AMC Financial, Inc., formerly Cityscape Financial Corp., and subsidiaries (the Company) as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the six-month period ended December 31, 1999, the six-month period ended June 30, 1999, and each of the years in the two-year period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to report on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our report.

The accompanying consolidated financial statements for the six-month period ended June 30, 1999, and for each of the years in the two-year period ended December 31, 1998, were prepared assuming that the Company would continue as a going concern. As further discussed in Note 2 to the consolidated financial statements, the Company and its wholly owned subsidiary, Cityscape Corp., filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code on October 6, 1998. The reorganization plan was not confirmed by the Bankruptcy Court until June 16, 1999. These factors raised substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements for each of the years in the two-year period ended December 31, 1998, do not include any adjustments that resulted from the outcome of these uncertainties.

Because of the significance of the uncertainties discussed in the preceding paragraph, we are unable to express, and we do not express, an opinion on the accompanying consolidated financial statements for the six-month period ended June 30, 1999, and for each of the years in the two-year period ended December 31, 1998.

In our opinion, the consolidated statement of financial condition of AMC Financial, Inc. and subsidiaries as of December 31, 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for the six-month period ended December 31, 1999, present fairly, in all material respects, the financial position of AMC Financial, Inc. and subsidiaries as of December 31, 1999, and the results of their operations and their cash flows for the six months then ended in conformity with generally accepted accounting principles.

As discussed in Note 3 to the consolidated financial statements, the Company has emerged from bankruptcy and applied fresh start accounting, effective June 30, 1999. As a result, the consolidated statement of financial condition as of December 31, 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for the six-month period ended December 31, 1999, are presented on a different basis than that for the periods before fresh start, and therefore, are not comparable.


                                          /s/ KPMG LLP

Houston, Texas
March 10, 2000

                      AMC FINANCIAL, INC. AND SUBSIDIARIES
                      (FORMERLY CITYSCAPE FINANCIAL CORP.)
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                               REORGANIZED      PREDECESSOR
                                                 COMPANY          COMPANY
                                              -------------    -------------
                                              DECEMBER 31,       DECEMBER 31,
                                                  1999               1998

ASSETS
  Cash and cash equivalents ..............    $  30,850,395    $  18,405,426
  Cash held in escrow ....................             --          3,768,695
  Marketable securities ..................          763,644             --
  Residual certificates ..................       12,538,461       33,660,930
  Mortgage loans held for sale, net ......       14,338,442      123,345,783
  Income taxes receivable ................        1,437,288        1,550,107
  Investment in discontinued operations,
    net ..................................       12,239,110       13,008,401
  Other assets ...........................          927,828       15,598,619
                                              -------------    -------------

Total assets .............................    $  73,095,168    $ 209,337,961
                                              =============    =============

LIABILITIES
  Warehouse financing facilities .........    $        --      $ 105,969,355
  Accounts payable and other liabilities .        9,651,469       23,519,199
  Liabilities subject to compromise ......             --        477,424,358
                                              -------------    -------------

Total liabilities ........................        9,651,469      606,912,912
                                              -------------    -------------

COMMITMENTS AND CONTINGENCES .............             --               --

STOCKHOLDERS' EQUITY (DEFICIT)
 Preferred stock, $.01 par value;
  10,000,000 shares authorized;
  0 shares at December 31, 1999;
  5,177 shares issued and
  outstanding at December 31, 1998;
  Liquidation Preference-Series A
  Preferred Stock, $7,460,511;
  Series B Preferred Stock,
  $65,239,541 at December 31, 1998 .......             --                 52

 Common Stock, $.01 par value;
  25,000,000 shares authorized;
  7,743,622 issued and outstanding
  at December 31, 1999; $.01 par
  value; 100,000 shares authorized;
  64,948,969 issued and outstanding
  at December 31, 1998 ...................           77,436          649,489
 Additional paid-in capital ..............       61,202,720      175,304,103
 Accumulated other comprehensive income ..          559,108             --
 Retained earnings (accumulated deficit) .        1,604,435     (573,353,595)
 Treasury stock, 0 shares at December 31,
   1999; 70,000 shares at December
   31, 1998, at cost .....................             --           (175,000)
                                              -------------    -------------
Total stockholders' equity (deficit) .....       63,443,699     (397,574,951)
                                              -------------    -------------
Total liabilities and stockholders' equity
  (deficit) ..............................    $  73,095,168    $ 209,337,961
                                              =============    =============

*Per share amounts are not meaningful due to reorganization. See Note 3.

          See accompanying notes to consolidated financial statements.

                      AMC FINANCIAL, INC. AND SUBSIDIARIES
                      (FORMERLY CITYSCAPE FINANCIAL CORP.)
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                             REORGANIZED
                                               COMPANY                     PREDECESSOR COMPANY
                                            -------------     -------------------------------------------------
                                             SIX MONTHS         SIX MONTHS
                                               ENDED              ENDED
                                              DECEMBER           JUNE 30,          YEARS ENDED DECEMBER 31,
                                              31, 1999             1999             1998               1997
                                            -------------     -------------     -------------     -------------
REVENUES
  (Loss) gain on sale of loans .........    $     (75,366)    $   4,609,295     $     128,024     $  83,365,502
  Loss on valuation of residuals .......             --         (20,847,449)      (68,846,790)     (148,004,447)
  Mortgage origination income ..........             --                --           2,238,078         4,848,613
  Interest .............................        1,970,608         3,328,487        14,362,900        73,520,473
  Other ................................        2,646,641         7,659,773         1,454,148        20,301,883
                                            -------------     -------------     -------------     -------------
Total revenues .........................        4,541,883        (5,249,894)      (50,663,640)       34,032,024
                                            -------------     -------------     -------------     -------------

EXPENSES
  Salaries and employee benefits .......          287,355         2,856,989        28,744,183        41,088,956
  Interest expense .....................             --           1,401,630        46,438,779        70,689,198
  Selling expenses .....................             --             256,407         4,423,984         4,136,812
  Other operating expenses .............        1,016,878         6,253,145        47,060,545        42,085,275
  Provision for loan losses ............             --                --           8,267,267        12,614,269
  Restructuring charges ................             --             790,000         3,233,760              --
                                            -------------     -------------     -------------     -------------
Total expenses .........................        1,304,233        11,558,171       138,168,518       170,614,510
                                            -------------     -------------     -------------     -------------
  Earnings (loss) from continuing
    operations before reorganization
    items, income tax, and extraordinary
    item ...............................        3,237,650       (16,808,065)     (188,832,158)     (136,582,486)
Reorganization items ...................             --           1,644,058        31,879,518              --
                                            -------------     -------------     -------------     -------------
  Earnings (loss) from continuing
    operations before income taxes and
    extraordinary item .................        3,237,650       (18,452,123)     (220,711,676)     (136,582,486)
Income taxes provision (benefit) .......        1,133,178            67,673            38,267       (18,076,574)
                                            -------------     -------------     -------------     -------------
  Earnings (loss) from continuing
    operations before extraordinary item        2,104,472       (18,519,796)     (220,749,943)     (118,505,912)
Extraordinary item - gain from
  discharge of pre-petition liabilities              --         416,094,747              --                --
                                            -------------     -------------     -------------     -------------
  Earnings (loss) from continuing
    operations .........................        2,104,472       397,574,951      (220,749,943)     (118,505,912)

DISCONTINUED OPERATIONS:
  Loss from discontinued operations,
    net of income tax benefit
    of $269,251 in 1999 and $37,188,000
    in 1997, and net of extraordinary item
    of $425,000 in 1997 ................         (500,037)             --                --        (245,906,000)

  Loss on disposal of discontinued
    operations .........................             --                --                --         (49,939,996)
                                            -------------     -------------     -------------     -------------
NET EARNINGS (LOSS) ....................        1,604,435       397,574,951      (220,749,943)     (414,351,908)
Preferred stock dividends paid in
  common stock .........................             --                --                --             904,531
Preferred stock - increase in
  liquidation preference ...............             --                --           6,278,214           917,530
Preferred stock - default payments .....             --                --          14,048,722              --
Preferred stock - beneficial discount ..             --                --                --           2,725,000
                                            -------------     -------------     -------------     -------------
NET EARNINGS (LOSS) APPLICABLE TO
  COMMON STOCKHOLDERS ..................    $   1,604,435     $ 397,574,951     $(241,076,879)    $(418,898,969)
                                            =============     =============     =============     =============

EARNINGS PER COMMON SHARE:
  Basic and Diluted
   Earnings from continuing operations .    $        0.31                 *                 *                 *
   Loss from discontinued operations ...            (0.07)                *                 *                 *
                                            -------------
   Net earnings ........................    $        0.24                 *                 *                 *
                                            =============

WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING:
  Basic and Diluted ....................        6,790,241                 *                 *                 *
                                            =============

*Per share amounts are not meaningful due to reorganization. See Note 3.

          See accompanying notes to consolidated financial statements.

                      AMC FINANCIAL, INC. AND SUBSIDIARIES
                      (FORMERLY CITYSCAPE FINANCIAL CORP.)
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
          FOR THE SIX MONTHS ENDED DECEMBER 31, 1999 AND JUNE 30, 1999
                 AND THE YEARS ENDED DECEMBER 31, 1998 AND 1997


                                                            PREFERRED STOCK                   COMMON STOCK
                                                     --------------------------------  ---------------------------
                                                        NUMBER                                                         ADDITIONAL
                                                          OF                            NUMBER OF                        PAID-IN
                                                        SHARES           AMOUNT          SHARES         AMOUNT          CAPITAL
                                                     -------------     -------------  -------------  -------------    -------------
Balance at December 31, 1996 ....................             --                --    $  29,649,133  $     296,491    $  57,782,609
   Comprehensive loss:
      Net loss ..................................             --                --             --             --               --
      Other comprehensive loss, net of taxes
          Unrealized loss on available-for-sale
            securities ..........................             --                --             --             --               --
          Foreign currency translation adjustment             --                --             --             --               --
      Other comprehensive loss ..................             --                --             --             --               --
   Comprehensive loss
   Issuance of common stock .....................             --                --          204,288          2,043          829,864
   Induced conversion of convertible subordinated
      debentures ................................             --                --          876,040          8,760       18,170,749
   Issuance of preferred stock ..................           10,000               100           --             --         97,958,497
   Conversion of preferred stock ................           (4,705)              (47)    16,851,414        168,514         (168,467)
   Preferred stock dividends paid in common stock             --                --           67,863            679          903,852
   Purchase of treasury stock ...................             --                --             --             --               --
                                                     -------------     -------------  -------------  -------------    -------------
Balance at December 31, 1997 ....................            5,295                53     47,648,738        476,487      175,477,104
      Net loss ..................................             --                --             --             --               --
   Conversion of preferred stock ................             (118)               (1)    17,300,231        173,002         (173,001)
                                                     -------------     -------------  -------------  -------------    -------------
Balance at December 31, 1998 ....................            5,177                52     64,948,969        649,489      175,304,103
      Net earnings ..............................             --                --             --             --               --
   Extinguishment of old debt ...................           (5,177)              (52)   (64,948,969)      (649,489)    (175,304,103)
   Issuance of new common stock .................             --                --        7,803,488         78,035       60,338,194
                                                     -------------     -------------  -------------  -------------    -------------
Balance at June 30, 1999 ........................             --                --        7,803,488         78,035       60,338,194

   Comprehensive income:
      Net earnings ..............................             --                --             --             --               --
      Other comprehensive income, net of taxes
          Unrealized gain on available-for-sale
            securities ..........................             --                --             --             --               --
          Unrealized gain on write-up of residual
            certificates ........................             --                --             --             --               --
      Other comprehensive income ................             --                --             --             --               --
   Comprehensive income .........................             --                --             --             --               --
   Reduction of deferred tax valuation allowance              --                --             --             --            863,927
   Issuance of new common stock .................             --                --           42,057            420             --
   Adjustments to new common stock ..............             --                --         (101,923)        (1,019)             599
                                                     -------------     -------------  -------------  -------------    -------------
Balance at December 31, 1999 ....................             --       $        --        7,743,622   $     77,436    $  61,202,720
                                                     =============     =============  =============  =============    =============

                      AMC FINANCIAL, INC. AND SUBSIDIARIES
                      (FORMERLY CITYSCAPE FINANCIAL CORP.)
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
          FOR THE SIX MONTHS ENDED DECEMBER 31, 1999 AND JUNE 30, 1999
                 AND THE YEARS ENDED DECEMBER 31, 1998 AND 1997

                                                                 ACCUMULATED        RETAINED
                                                                    OTHER           EARNINGS
                                                                COMPREHENSIVE     (ACCUMULATED       TREASURY
                                                                INCOME (LOSS)       DEFICIT)           STOCK              TOTAL
                                                                -------------     -------------     -------------     -------------
Balance at December 31, 1996 ................................   $   8,328,950     $  72,424,143     $        --         138,832,193
   Comprehensive loss:
      Net loss ..............................................            --        (414,351,908)             --        (414,351,908)
      Other comprehensive loss, net of taxes
         Unrealized loss on available-for-sale securities ...      (8,328,950)             --                --          (8,328,950)
         Foreign currency translation adjustment ............      (9,771,356)       (9,771,356)             --          (9,771,356)
                                                                                                                      -------------
      Other comprehensive loss ..............................            --                --                --         (18,100,306)
                                                                                                                      -------------
   Comprehensive loss .......................................                                                          (432,452,214)
                                                                                                                      -------------
   Issuance of common stock .................................            --                --                --             831,907
   Induced conversion of convertible subordinated debentures             --                --                --          18,179,509
   Issuance of preferred stock ..............................            --                --                --          97,958,597
   Conversion of preferred stock ............................            --                --                --                --
   Preferred stock dividends paid in common stock ...........            --            (904,531)             --                --
   Purchase of treasury stock ...............................            --                --            (175,000)         (175,000)
                                                                -------------     -------------     -------------     -------------
Balance at December 31, 1997 ................................            --        (352,603,652)         (175,000)     (176,825,008)
      Net loss - comprehensive loss .........................            --        (220,749,943)             --        (220,749,943)
   Conversion of preferred stock ............................            --                --                --                --
                                                                -------------     -------------     -------------     -------------
Balance at December 31, 1998 ................................            --        (573,353,595)         (175,000)     (397,574,951)
      Net earnings - comprehensive income ...................            --         397,574,951              --         397,574,951
   Extinguishment of old debt ...............................            --         175,778,644           175,000              --
   Issuance of new common stock .............................            --                --                --          60,416,229
                                                                -------------     -------------     -------------     -------------
Balance at June 30, 1999 ....................................            --                --                --          60,416,229

-----------------------------------------------------------------------------------------------------------------------------------
   Comprehensive income:
      Net earnings ..........................................            --           1,604,435              --           1,604,435
      Other comprehensive income, net of taxes
         Unrealized gain on available-for-sale securities ...         496,369              --                --             496,369
         Unrealized gain on write-up of residual certificates          62,739              --                --              62,739
                                                                                                                      -------------
      Other comprehensive income ............................            --                --                --             559,108
                                                                                                                      -------------
   Comprehensive income .....................................            --                --                --           2,163,543
                                                                                                                      -------------
   Reduction of deferred tax valuation allowance ............            --                --                --             863,927
   Issuance of new common stock .............................            --                --                --                 420
   Adjustments to new common stock ..........................            --                --                --                (420)
                                                                -------------     -------------     -------------     -------------
Balance at December 31, 1999 ................................   $     559,108     $   1,604,435     $        --       $  63,443,699
                                                                =============     =============     =============     =============

          See accompanying notes to consolidated financial statements.

                      AMC FINANCIAL, INC. AND SUBSIDIARIES
                       FORMERLY CITYSCAPE FINANCIAL CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                             REORGANIZED
                                                               COMPANY                       PREDECESSOR COMPANY
                                                           ---------------   ------------------------------------------------------
                                                             SIX MONTHS        SIX MONTHS            YEARS ENDED DECEMBER 31,
                                                                ENDED             ENDED         -----------------------------------
                                                            DEC. 31, 1999     JUNE 30, 1999          1998                1997
                                                           ---------------   ---------------    ---------------     ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Earnings (loss) from continuing operations ...........  $     2,104,472   $   397,574,951    $  (220,749,943)    $  (118,505,912)
      Adjustments to reconcile net earnings (loss)
        from continuing operations to net cash provided
        by (used in) continuing operations
   Depreciation and amortization ........................            1,000           367,453          6,019,520           2,846,394
   Income taxes payable .................................          863,927           210,093         16,737,913         (27,527,673)
   Gain from the discharge of pre-petition liabilities ..             --        (416,094,747)              --                  --
   Decrease in mortgage servicing receivables ...........             --                --            4,969,162          35,098,537
   Decrease (increase) in residual certificates .........             --          21,218,991         92,814,726         (23,275,720)
   Provision for loan losses ............................             --                --            8,267,267          12,614,269
   Net purchases of securities under agreement
      to resell .........................................             --                --                 --           154,176,608
   Repayment of securities sold but not yet
      purchased .........................................             --                --                 --          (152,862,526)
   Proceeds from sale of mortgages ......................             --         104,576,347        414,167,300       1,637,387,344
   Mortgage origination fund disbursed ..................             --                --         (460,300,178)     (1,655,191,573)
   Accrued interest payable on senior notes
      and convertible debentures ........................             --                --           39,771,220           4,483,700
   Accrued reorganization charges .......................             --                --            8,521,475               --
   Other, net ...........................................       (2,511,981)       10,582,414          2,881,472           6,085,062
                                                           ---------------   ---------------    ---------------     ---------------
Net cash (used in) provided by continuing operations ....          457,418       118,435,502        (86,900,066)       (124,671,490)
   Adjustment to discontinued assets and liabilities
      (Note 4) ..........................................         (500,037)             --                 --                  --
Net cash used in discontinued operating activities ......             --                --                 --          (177,259,754)
                                                           ---------------   ---------------    ---------------     ---------------
Net cash (used in) provided by operating activities .....          (42,619)      118,435,502        (86,900,066)       (301,931,244)
                                                           ---------------   ---------------    ---------------     ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Sale of discontinued operations, net .................             --                --           71,223,599                --
   Proceeds from equipment sale and lease-back
      financing .........................................             --                --                 --             1,776,283
   Sales (purchases) of equipment .......................             --              21,441               --            (5,134,122)
   Proceeds from sale of mortgages held for investment ..             --                --            2,997,382          15,248,227
   Proceeds from sale of available-for-sale securities ..             --                --                 --            18,288,999
                                                           ---------------   ---------------    ---------------     ---------------
Net cash provided by investing activities ...............             --              21,441         74,220,981          30,179,387
                                                           ---------------   ---------------    ---------------     ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   (Decrease) increase in warehouse facility ............             --        (105,969,355)        28,490,348           5,216,716
   Decrease increase in financing facility ..............             --                --                 --            (7,966,292)
   Proceeds from notes and loans payable ................             --                --                 --            49,000,000
   Repayment of notes and loans payable .................             --                --                 --          (161,405,843)
   Proceeds from issuance of preferred stock ............             --                --                 --            98,249,950
   Proceeds from issuance of convertible subordinated
       debentures .......................................             --                --                 --                  --
   Net proceeds from issuance of common stock ...........             --                --                 --               221,296
   Purchase of treasury stock ...........................             --                --                 --              (175,000)
   Net proceeds from issuance of senior notes ...........             --                --                 --           290,758,908
                                                           ---------------   ---------------    ---------------     ---------------
Net cash (used in) provided by financing activities .....             --        (105,969,355)        28,490,348         273,899,735
                                                           ---------------   ---------------    ---------------     ---------------
Net (decrease) increase in cash and cash equivalents ....          (42,619)       12,487,588         15,811,263           2,147,878
Cash and cash equivalents at beginning of the period ....       30,893,014        18,405,426          2,594,163             446,285
                                                           ---------------   ---------------    ---------------     ---------------
Cash and cash equivalents at end of the period ..........  $    30,850,395   $    30,893,014    $    18,405,426     $     2,594,163
                                                           ---------------   ---------------    ---------------     ---------------

Supplemental disclosure of cash flow information:
   Income taxes paid during the period:
      Continuing operations .............................  $          --     $          --      $         1,303     $     5,904,507
      Discontinued operations ...........................             --                --                 --               767,335
   Interest paid during the period:
      Continuing operations .............................             --     $     1,693,980    $     9,051,343     $    57,194,601
      Discontinued operations ...........................             --                --                 --               867,394
Supplemental schedule of non-cash investing and
   financing activities:
   Cancellation of indebtedness .........................  $          --     $   476,510,976    $          --       $          --
   Issuance of new common stock .........................             --          60,416,229               --                  --
   Unrealized gain on marketable securities, net of tax .          496,369              --                 --                  --
   Unrealized gain on residual certificates, net of tax .           62,739              --                 --                  --
   Reclassification of mortgages held for sale to
      mortgages held for investment .....................             --                --            3,533,355                --
   Conversion of convertible debentures into common
      stock .............................................             --                --                 --            14,110,000
   Preferred dividends paid in the form of common stock .             --                --                 --               904,531

          See accompanying notes to consolidated financial statements.

                      AMC FINANCIAL, INC. AND SUBSIDIARIES
                      (FORMERLY CITYSCAPE FINANCIAL CORP.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION AND GOING CONCERN

The consolidated financial statements include the accounts of AMC Financial, Inc. ("AMC"), formerly Cityscape Financial Corp. ("Cityscape") and its wholly owned subsidiaries, collectively, the "Company". The Company's plan of reorganization was confirmed July 1, 1999 (See Note 2. - Chapter 11 Proceedings). In accordance with the American Institute of Certified Public Accountants' Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code," ("SOP 90-7") the Company adopted fresh start reporting as of June 30, 1999 (See Note 3. - Fresh Start Reporting). Accordingly, a black line has been drawn in the accompanying consolidated financial statements and footnotes to separate the operating results of the pre-reorganization Company (the "Predecessor Company") (prior to June 30, 1999) from the operating results of the post-reorganization Company (the "Reorganized Company") (July 1, 1999 through December 31, 1999), since they are not prepared on a comparable basis. All significant intercompany balances and transactions have been eliminated in consolidation.

The accompanying consolidated financial statements for the six month period ended June 30, 1999, and for each of the years in the two year period ended December 31, 1998 were prepared assuming the Company would continue as a going concern. The Company's filing for bankruptcy raises substantial doubt about its ability to continue as a going concern. The consolidated financial statements for each of the years in the two year period ended December 31, 1998, do not include any adjustments that resulted from the outcome of these uncertainties.

REVENUE RECOGNITION

Gains and losses on sales of mortgage loans were recognized by the Predecessor Company when mortgage loans were sold to investors. The Company primarily sold loans on a non-recourse basis, at a price above the face value of the loan. Gains and losses on sales of loans were recorded on the settlement date. Included in gains on sale of loans for 1997 is the present value of the differential between the interest rate payable by an obligator on a loan over the interest rate passed through to the purchaser acquiring an interest in such loan, less applicable recurring fees including the costs of credit enhancements and trustee fees.

In 1997, included in the gain on sale of loans, is gain on securitizations representing the fair value of the residual certificates received by the Company. Gain on sales from securitization represents the difference between the proceeds received from the trust plus the fair value of the residual certificates less the carrying value of the loans sold. Fair value of these certificates is determined based on various economic factors, including loan types, sizes, interest rates, dates of origination, terms and geographic locations. The Company also uses other available information such as reports on collateral value, economic forecasts and historical default and prepayment rates of the portfolio under review. Beginning in the fourth quarter of 1997, the Company began selling its loans on a whole loan sale basis with servicing released.

Interest income includes income from investments in high-grade commercial paper and mortgage loans held for sale. The Predecessor Company calculated interest income using the interest method which recognized income on an accrual basis unless the loan was 90 days delinquent. The Reorganized Company recognizes interest income when received.

VALUATION OF RESIDUALS

In certain securitizations, the Company purchases credit enhancements to the senior interest in the related securitization trusts in the form of insurance policies provided by insurance companies. The pooling and servicing agreements that govern the distribution of cash flows from the loans included in the securitization trusts require either (i) the establishment of a reserve that may be funded with an initial cash deposit by the Company or (ii) the over-collateralization of the securities trust intended to result in receipts and collections on the loans that exceed the amounts required to be distributed to holders of senior interests. To the extent that borrowers default on the payment of principal or interest on the loans, losses will reduce the over-collateralization to the extent that funds are available and will result in a reduction of the value of the residual certificates held by the Company.

Although the Company believes it has made reasonable estimates of the fair value of the residual certificates, the rate of prepayment and the amount of defaults utilized by the Company are estimates and actual experience may vary, and has varied from its estimates (See Note 5. - Residual Certificates). The fair value of the residual certificates recorded by the Company upon the sale of loans through securitizations will have been overstated if prepayments or losses are greater than anticipated. Higher than anticipated rates of loan payments or losses would require the Company to write down the fair value of the residual certificates, adversely impacting earnings. Similarly, if delinquencies, liquidations or interest rates were to be greater than was initially assumed, the fair value of the residual certificates would be negatively impacted which would have an adverse effect on income for the period in which such events occur. The Company reviews these factors quarterly and, if necessary, adjusts the remaining asset to the fair value of the residual certificates.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist of cash on hand and money market funds with original maturities of three months or less. Such funds are deemed to be cash equivalents for purposes of the consolidated statements of cash flows.

MARKETABLE SECURITIES

Marketable securities which represent the Company's investment in the common stock and warrants of Mortgage.com are classified as available-for-sale securities. Available-for-sale securities are carried at fair value, with unrealized gains and losses, reported as a separate component within stockholders' equity (deficit), in accumulated other comprehensive income. Prior to Mortgage.com becoming a publicly traded company, the stock was not readily traded and therefore a value was not determined. Mortgage.com became publicly traded on August 11, 1999, and the stock and warrants have been adjusted to fair market value of $496,369, net of taxes of $267,275, at December 31, 1999.

MORTGAGES HELD FOR SALE, NET

Mortgage loans held for sale, net, are reported at the lower of cost or market value, determined on an aggregate basis. Market value is determined by current investor yield requirements and credit quality of the loans. Net valuation adjustments are recognized through a valuation allowance by charges to income.

REAL ESTATE OWNED, NET

Real estate owned consists of real estate acquired through foreclosure or deed-in-lieu on defaulted loan receivables and is included in other assets. These properties are carried at the lower of fair value less estimated selling costs or the acquisition cost of the properties.

EQUIPMENT AND LEASEHOLD IMPROVEMENTS, NET

With the move from the office in Elmsford, New York to Houston, Texas, the book value of leasehold improvements was written off, remaining office equipment was sold and as such there were no balances in equipment and leasehold improvements as of December 31, 1999. Prior to the closing of the New York office, equipment and leasehold improvements, net, were stated at original cost less accumulated depreciation and amortization. Depreciation was computed principally by using the straight-line method based on the estimated lives of the depreciable assets.

Expenditures for maintenance and repairs are charged to the appropriate operating account at the time the expense is incurred.

LIABILITIES SUBJECT TO COMPROMISE

In accordance with SOP 90-7, the Company classified all pre-petition liabilities that would be impaired by the Amended Plan as liabilities subject to compromise.

Liabilities subject to compromise as of December 31, 1998, pursuant to the Amended Plan are summarized as follows:

12 3/4% Senior Notes ........................................    $300,000,000
6% Convertible Subordinated Debentures ......................     129,620,000
Accrued interest related to Senior Notes and
  Convertible Debentures.....................................      39,771,220
Accounts payable ............................................       8,033,138
                                                                 ------------
                                                                 $477,424,358
                                                                 ============

Such  liabilities  were  extinguished  with Fresh Start  Accounting (See
Note 3. - Fresh Start Reporting).

INCOME TAXES

The Company accounts for income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to the difference between the financial statement and tax reporting bases of existing assets and liabilities and operating loss and tax credit carryforwards.

Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities. In accordance with SOP 90-7, income tax benefits recognized from preconfirmation net operating loss carryforwards are used first to reduce reorganization value in excess of amounts allowable to identifiable assets and thereafter to increase additional paid-in capital. (See Note 17 - Income Taxes)

EARNINGS PER SHARE

Earnings per share ("EPS") information for the Predecessor Company is not presented because the revision of the Company's capital structure pursuant to the Amended Plan makes such information not meaningful.

Earnings per share for the six months ended December 31, 1999 was determined using the weighted average shares outstanding during the period. The Company has no preferred stock or stock options, which are convertible into common stock and therefore, diluted earnings per share is equal to basic earnings per share.

In computing EPS, the Company has used shares actually issued to creditors since total shares allocated for issuance to each class of claims may not be issued. The Company has used the effective date of the Amended Plan, July 1, 1999, to weight such shares.

USE OF ESTIMATES

The preparation of consolidated financial statements in conformity with generally accepted accounting principals requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change relate to the valuation of the residual certificates and mortgage loans held for sale, net.

NEW ACCOUNTING PRONOUNCEMENTS

Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and for Hedging Activities," requires companies to recognize all derivatives as either assets or liabilities in the statement of financial condition and to record those instruments at fair value. SFAS No. 133 requires that changes in fair value of a derivative be recognized currently in earnings unless specific hedge accounting criteria are met. Upon implementation of SFAS No. 133, hedging relationships may be redesignated and securities held to maturity may be transferred to available-for-sale or trading. SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," deferred the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. The Company will adopt SFAS No. 133 on January 1, 2001 and is evaluating the impact, if any, this statement may have on its future consolidated financial statements.

Effective January 1, 1999, the Company adopted SFAS No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise," which requires that any mortgage-backed securities retained after securitization of a mortgage loan held for sale be classified based on the Company's intentions. Any retained mortgage-backed securities that are committed to be sold before or during the securitization process must be classified as trading.

2.    CHAPTER 11 PROCEEDINGS

Cityscape determined during 1998 that the best alternative for recapitalizing itself over the long-term and maximizing the recovery of creditors and senior equity holders of Cityscape was through a prepackaged plan of reorganization for Cityscape and its wholly owned subsidiary Cityscape Corp. ("CSC"), pursuant to the Bankruptcy Code. On October 6, 1998, Cityscape and CSC filed voluntary petitions (the "Petitions") in the United States Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court").

During the second and third quarters of 1998, Cityscape engaged in negotiations, first with holders of a majority of the Notes (as defined below), and, second with holders of a majority of the Convertible Debentures (as defined below) on the terms of the plan of reorganization that both groups would find acceptable. Those negotiations resulted in acceptance by both groups by the requisite majorities of the terms of the plan of reorganization (the "Original Plan"). Cityscape solicited acceptances of the Original Plan from the holders of its Notes, Convertible Debentures and Preferred Stock (as defined below). The Original Plan received the requisite approval from all classes other than the holders of Cityscape's Series B Preferred Stock ("Preferred Stock"). Although Cityscape and other parties with an economic stake in the reorganization anticipated that the Original Plan would be confirmed at the originally scheduled confirmation hearing, the Original Plan was not confirmed due primarily to deteriorating market conditions and the Debtors' inability to obtain necessary post-reorganization loan warehouse financing to allow them to emerge from Chapter 11. As a result, Cityscape revised the Original Plan (the "Amended Plan").

On November 17, 1998, Cityscape decided to suspend indefinitely all of its loan origination and purchase activities. Cityscape notified its brokers that it had ceased funding mortgage loans, other than loans that were in its origination pipeline for which it had issued commitments. Cityscape's decision was based upon its determination, following discussions with potential lenders regarding post-reorganization loan warehouse financing, that adequate sources of such financing were not available. With no adequate sources of such financing, Cityscape determined that it was unable to continue to originate and purchase mortgage loans. On or about December 18, 1998, Cityscape funded the last of its mortgage loans for which it had issued commitments as of November 17, 1998.

On June 16, 1999, the Bankruptcy Court entered an order confirming reorganization under the Amended Plan. The effective date of the Amended Plan was July 1, 1999, and Cityscape was renamed AMC Financial, Inc. The Amended Plan provided for substantive consolidation of the assets of Cityscape and CSC and for distributions to creditors as summarized below (which estimated distributions were based upon Cityscape's and CSC's estimate of $10.0 million in general unsecured claims that would ultimately be allowed by the Bankruptcy Court). The Amended Plan provided that: (i) administrative claims, priority tax claims, bank claims, other secured claims, and priority claims would be paid in cash in full, which claims paid by the Company as of December 31, 1999 totaled $3,337,895; (ii) holders of the 12 3/4% Series A Senior Notes (the "Notes") due 2004 have been allocated in exchange for all of their claims, 7,346,708 shares or approximately 92.5% of the new common shares, of which 7,325,192 shares have been issued at December 31, 1999 (iii) holders of 6% Convertible Subordinated Debentures (the "Convertible Debentures") due 2006 have been allocated in exchange for all of their claims, 431,702 shares or approximately 5.4% of the new common shares, of which 376,373 shares have been issued as of December 31, 1999, (iv) holders of general unsecured claims have been allocated 165,790 shares or approximately 2.1% of the new common shares, of which 42,057 shares have been issued at December 31, 1999; and (v) common stock, Preferred Stock and warrants of Cityscape would be extinguished and holders thereof would receive no distribution under the Amended Plan.

For the consolidated statement of financial condition presentation and earnings per share calculation the Company considers as outstanding shares only those shares actually distributed to creditors. As claims are settled, additional shares are transferred to the stock distribution agent for issuance. Since the total shares allocated for each class of claims may not actually be issued, the Company has elected to include in outstanding shares only those shares actually issued. The Company expects the stock distribution agent to complete the issuance of remaining shares by the end of 2000.

3.    FRESH START REPORTING

As of June 30, 1999, the Company adopted fresh start reporting in accordance with SOP 90-7. Fresh start reporting assumes that a new reporting entity has been created and assets and liabilities should be reported at their fair values as of the effective date.

The reorganization value of $76.8 million at June 30, 1999, was determined based upon the Company's estimate of the fair value of its assets as defined in the plan of reorganization which does not assume any future origination and loan sale activity. Accordingly, the reorganization value approximates the fair value of its assets before considering liabilities, which must be assumed and extinguished pursuant to the terms of the reorganization plan, as amended, and represents the Company's estimates of the amount a buyer would pay for the assets after the restructuring.

The Company's emergence from Chapter 11 proceedings and the adoption of fresh start reporting resulted in the following adjustments to the Company's Statement of Financial Condition as of June 30, 1999:

                                                            PREDECESSOR                                               REORGANIZED
                                                             COMPANY             FRESH START ADJUSTMENTS                COMPANY
                                                             JUNE 30,        ---------------------------------          JUNE 30,
                                                               1999             DEBIT               CREDIT               1999
                                                           -------------     -------------       -------------       -------------
ASSETS
  Cash and cash equivalents .............................. $  30,893,014     $        --         $        --         $  30,893,014
  Residual certificates ..................................    12,441,939              --                  --            12,441,939
  Mortgage loans held for sale, net ......................    16,490,307              --                  --            16,490,307
  Income tax receivable ..................................     1,437,288              --                  --             1,437,288
  Investment in discontinued operations, net .............    13,008,401              --                  --            13,008,401
  Other assets ...........................................     2,543,004              --                  --             2,543,004
                                                           -------------     -------------       -------------       -------------
   Total assets .......................................... $  76,813,953     $        --         $        --         $  76,813,953
                                                           =============     =============       =============       =============


LIABILITIES
  Accounts payable and other liabilities ................. $  16,397,724     $        --         $        --         $  16,397,724
  Liabilities subject to compromise ......................   476,510,976       476,510,976(1)             --                  --
                                                           -------------     -------------       -------------       -------------
   Total liabilities .....................................   492,908,700       476,510,976                --            16,397,724
                                                           -------------     -------------       -------------       -------------

STOCKHOLDERS' (DEFICIT) EQUITY
  Preferred stock ........................................            52                52(2)             --                  --
  Common stock ...........................................       649,489           649,489(2)           78,035(3)           78,035
  Additional paid-in capital .............................   175,304,103       175,304,103(2)       60,338,194(3)       60,338,194
  Accumulated deficit ....................................  (591,873,391)             --           175,778,644(2)             --
                                                                                                   416,094,747(4)
  Treasury stock .........................................      (175,000)             --               175,000(2)             --
                                                           -------------     -------------       -------------       -------------
   Total stockholders' (deficit) equity ..................  (416,094,747)      175,953,644         652,464,620          60,416,229
                                                           -------------     -------------       -------------       -------------
   Total liabilities and stockholders' (deficit) equity .. $  76,813,953     $ 652,464,620       $ 652,464,620       $  76,813,953
                                                           =============     =============       =============       =============

(1)         To record the discharge of debt, related interest and other liabilities as follows:

                        Discharge/extinguishment - Notes                                                      $          300,000,000
                        Discharge/extinguishment - Convertible Debentures                                                129,620,000
                        Accrued interest on Notes and Convertible Debentures                                              39,771,220
                        Other liabilities discharged                                                                       7,119,756
                                                                                                              ----------------------
                                                                                                              $          476,510,976
                                                                                                              ======================

(2)         To eliminate the Predecessor Company's stockholders' deficit.

(3)         To record the issuance of 7,803,488 shares of new common stock (par value $0.01 per share).

(4)         To record the extraordinary gain resulting from the discharge of indebtedness, calculated as follows:

            Historical carrying value of old debt securities                                     $              429,620,000
            Historical carrying value of related accrued interest                                                39,771,220
            Historical carrying value of other liabilities                                                        7,119,756
            New common stock (7.8 million shares to creditors)                                                  (60,416,229)
                                                                                                 --------------------------
                                                                                                 $              416,094,747
                                                                                                 ==========================

4.    DISCONTINUED OPERATIONS

Cityscape commenced operations in the United Kingdom in May 1995 with the formation of City Mortgage Limited ("CSC-UK"), an English corporation that originated, sold and serviced loans in England, Scotland and Wales in which Cityscape initially held a 50% interest and subsequently purchased the remaining 50% of CSC-UK. CSC-UK had no operations and no predecessor prior to May 1995.

As a result of liquidity constraints, Cityscape adopted a plan in March 1998 to sell the assets of CSC-UK. In April 1998, Cityscape completed the sale to Ocwen Financial Corporation and Ocwen Asset Investment Corp. of substantially all of the assets and certain liabilities of CSC-UK. As a result, Cityscape received proceeds, at the time of closing, of $83.8 million, net of closing costs and other fees. During 1998, Cityscape received $4.5 million related to loan portfolio adjustments. In 1999, the Company received $3.1 million in settlement of the assumed liabilities at the close of sale.

Accordingly, the operating results of CSC-UK and its subsidiaries have been segregated from continuing operations and reported as a separate line item in the Company's consolidated financial statements. In addition, net assets of CSC-UK have been reclassified in the Company's consolidated financial statements as investment in discontinued operations, net.

CSC-UK had no operations in 1999 or 1998. Summarized financial information for the year ended December 31, 1997 for the discontinued operations is as follows:

      SUMMARIZED STATEMENT OF OPERATIONS:
       Revenues
        Gain on sale of loans .........................    $  27,797,000
        Servicing receivables .........................     (106,153,000)
        Interest income ...............................       18,811,000
        Other income ..................................       21,444,000
                                                           -------------
                                                             (38,101,000)
       Expenses
        Interest expense ..............................       26,599,000
        Write-off and amortization of goodwill ........       58,185,000
        Write-off and amortization of prepaid
          commitment fees..............................       35,245,000
        Other operating expenses ......................      125,389,000
                                                           -------------

        Loss before income taxes and extraordinary item     (283,519,000)
        Gain on extinguishment of debt, net of taxes ..          425,000
                                                           -------------
        Loss before income tax ........................     (283,094,000)
        Income tax benefit ............................      (37,188,000)
                                                           -------------
       Loss from discontinued operations ..............    $(245,906,000)
                                                           =============

As of December 31, 1999, the Company's net investment in discontinued operations totaled $12.2 million, net representing cash on hand in the discontinued operations of approximately $11.9 million and net receivables (net of liabilities) due of approximately $307,000. The Company recorded a loss on discontinued operations of $500,037, net of income tax benefit of $269,251, in 1999 due to an increase in an allowance against an income tax receivable and an increase in potential liabilities. The Company expects to maintain a balance of cash on hand in the discontinued operations to cover existing and potential liabilities and costs until dissolution of the existing legal entities of CSC-UK and its subsidiaries.

5.    RESIDUAL CERTIFICATES

The interests that the Company received upon loan sales through its securitizations are in the form of residual certificates. The Company's residual certificates are comprised of interests in home equity mortgage loans and "Sav*A-Loan(R)" mortgage loans (loans generally made to homeowners with little or no equity in their property but who possess a favorable credit profile and debt-to-income ratio and who often use the proceeds from such loans to repay outstanding indebtedness as well as make home improvements).

Prior to the fourth quarter of 1997, the Company sold its loan origination and purchase volume through various securitizations. In loan sales through securitizations, the Company sells loans that it has originated or purchased to a real estate trust for a cash purchase price and interests in such trust are represented by residual certificates. The cash purchase price is raised through an offering of pass-through certificates by the trust.

The Company classifies these residual certificates as "securities available-for-sale" and, as such, they are recorded at their fair value. Fair value of these certificates is determined based on various economic factors, including loan types, sizes, interest rates, dates of origination, terms and geographic locations. The Company also uses other available information such as reports on prepayment rates, interest rates, collateral value, economic forecasts and historical default and prepayment rates of the portfolio under review to determine the fair value of the residual certificates. If the fair value of the residual certificates is different from the recorded value and the difference is considered to be a permanent difference, the gain or loss on the valuation of residuals will be reflected in the consolidated statements of operations. Should the unrealized gain or loss be considered to be a temporary difference, the unrealized amount is recorded in accumulated other comprehensive income in stockholders' equity.

The table below summaries the value of the Company's residual certificates by product type:

                                       REORGANIZED      PREDECESSOR
                                         COMPANY          COMPANY
                                       DECEMBER 31,     DECEMBER 31,
                                           1999            1998
                                      --------------   -------------
         Home Equity                  $            -   $   6,490,461
         Sav*-A-Loan(R)                   12,538,461      27,170,469
                                      --------------   -------------
         Total                        $   12,538,461   $  33,660,930
                                      ==============   =============

The key assumptions used to value the Company's residual certificates at December 31, 1999, June 30, 1999, December 31, 1998 and 1997 are as follows:

                            REORGANIZED
                            COMPANY                           PREDECESSOR COMPANY
                            ------------------         -----------------------------------
                                                                          DECEMBER 31,
                                                                      --------------------
                            DECEMBER 31, 1999          JUNE 30, 1999    1998       1997
                            ------------------         -------------  --------   ---------
HOME EQUITY
  Discount Rate                           N/A                20.0%      20.0%       15.0%
  Constant Prepayment Rate                N/A                30.0%      30.0%       31.8%
  Loss Rate Per Annum                     N/A            7.3-33.0%       7.5%        1.7%
SAV*-A-LOAN(R)
  Discount Rate                         20.0%                20.0%      20.0%       15.0%
  Constant Prepayment Rate              19.0%                19.0%      16.8%       16.8%
  Loss Rate Per Annum                3.0-8.0%            3.0-10.0%       4.5%        3.1%

At December 31, 1997, the Company determined the fair value of its home equity securitizations based upon the net realizable value as implied by the first quarter 1998 sale of three of its home equity residuals. The loss on valuation of $148.0 million included a loss of $89.8 million related to its home equity securitizations and an additional loss on valuation of $35.9 million related to the Sav*-A-Loan(R) residuals which reflected the Company's change in the key assumptions used to value such residuals.

During 1998, the Company recorded a loss on valuation of residuals of $42.9 million on its home equity residuals and $25.9 million on its Sav*-A-Loan(R) residuals. This loss on valuation loss was primarily a result of the Company increasing the discount rate to 20% at December 31, 1998 from 15% from December 31, 1997 on both types of securitizations and increasing the loss assumptions to 7.5% per annum at December 31, 1998 on its home equity securitizations from 1.7% per annum at December 31, 1997, as well as increasing the loss assumptions on its Sav*-A-Loan(R) residuals to 4.5% per annum at December 31, 1998 from 3.1% at December 31, 1997. The increased discount rate reflects the erosion and turmoil in the subprime mortgage market experienced during 1998 and corresponding lack of liquidity in the marketplace. The Company's loss experience through increased liquidation efforts indicated higher loss levels than previously anticipated requiring the corresponding increase in loss assumptions. The Company reduced the constant prepayment rate on its home equity securitizations to 30% per annum at December 31, 1998 from

31.8% per annum at December 31, 1997, which reflected the slower rates experienced over the last half of 1998.

During the second quarter of 1999, the Company experienced significant changes in the performance of the underlying pools of mortgages in both the home equity and Sav*-A-Loan(R) securitizations. As a result of higher than anticipated losses on all securitizations and higher prepayment speeds on Sav*-A-Loan(R), the Company recorded a loss on valuation of residuals of $20.8 million. In December 1999, the Company recorded an unrealized gain of $62,739, net of tax of $33,783, on residual certificates. The unrealized gain was the result of a lower loss rate as loans near maturity. The unrealized gain is considered a temporary gain and has been recorded in stockholders' equity (deficit). In valuing the residual certificates at the end of 1999, the Company used the same discount rate of 20% in 1999 as in 1998 for Sav*-A-Loan(R) securitizations, increased the constant prepayment rate from 16.8% at the end of 1998 to 19.0% at the end of 1999 and increased the loss rate per annum from 4.5% at December 31, 1998 to a range of 3.0% to 8.0% at December 31, 1999. The home equity securitizations were assigned no value at the end of 1999.

6.    MORTGAGE LOANS HELD FOR SALE, NET

The following table summarizes the carrying values of the Company's mortgage loans held for sale at December 31, 1999 and 1998:

                                              REORGANIZED      PREDECESSOR
                                              COMPANY          COMPANY
                                              1999             1998
                                              -------------    -------------
      Home Equity and Sav*-A-Loan(R)          $  14,338,442    $ 123,345,783
                                              =============    =============

Included in mortgages held for sale at December 31, 1998, are $4.8 million of loans formerly classified as mortgages held for investment (representing $13.6 million in principal value net of $8.8 million valuation allowance). The Company reclassified these loans due to its decision to sell all of its mortgage loans as part of its reorganization. During 1998, the Company recorded a $7.1 million valuation allowance against its mortgages held for sale that were not formerly classified as mortgages held for investment. Mortgage loans held for sale totaled $29.7 million in principal at December 31, 1999 with a valuation allowance of $15.4 million.

Included in mortgages held for sale at December 31, 1998 is $4.8 million of loans formerly classified as mortgages held for investment (representing $13.6 million in principal value net of $8.8 million of valuation allowance). The Company reclassified these loans due to its decision to sell all of its mortgage loans as part of its reorganization. During 1998, the Company recorded a $7.1 million valuation allowance against its mortgages held for sale that were not formerly classified as mortgages held for investment.

7.    OTHER ASSETS

Other assets at December 31, 1999 and 1998 consist of the following:

                                              REORGANIZED     PREDECESSOR
                                              COMPANY         COMPANY
                                              1999            1998
                                              -------------   ------------
   Prepaid expenses                           $      24,371   $  1,234,741
   Accrued interest receivable                      198,921        802,104
   Accounts receivable                              677,390      3,425,931
   Premiums due on sales                                  -        994,335
   Servicing advances, net of allowance                   -      8,405,999
   Real estate owned, net                                 -         26,160
   Equipment and leasehold improvements,                  -         38,686
   Other                                             27,146        670,663
                                              -------------   ------------
   Total                                      $     927,828   $ 15,598,619
                                              =============   ============

Accounts receivable at December 31, 1999 is comprised of the following:

      Securitization receivables      $   846,936
      Servicing receivables               363,932
                                      -----------
                                        1,210,868
      Reserves                           (533,478)
                                      -----------
      Net receivables                 $   677,390
                                      ===========

Real estate owned at December 31, 1999 totaled $1.1 million which was fully reserved.

8.    CREDIT FACILITIES

GREENWICH WAREHOUSE FACILITY

Prior to the filing of the Petitions, Greenwich Capital Financial Products, Inc., an affiliate of Greenwich Capital Markets, Inc. (referred to herein, including any affiliates as "Greenwich") provided a warehouse credit facility under which CSC borrowed funds on a short-term basis to support the accumulation of loans by CSC prior to sale (the "Greenwich Facility"). Subsequent to the filing of the Petitions and pursuant to an order of the Bankruptcy Court, dated October 27, 1998, the Company and CSC obtained a $100 million post-petition warehouse facility from Greenwich (the "Greenwich DIP Facility") which repaid in full amounts due under the Greenwich Facility. The Greenwich DIP Facility was secured by substantially all of the assets of CSC and the capital stock of CSC and was guaranteed by the Company. The Greenwich DIP Facility originally bore interest at an interest rate of LIBOR plus 2.75%. The Greenwich DIP Facility was scheduled to terminate on February 28, 1999; however, the parties agreed by amendment to the Greenwich DIP Facility (the "Greenwich DIP Facility Amendment") to extend the termination of such facility until April 30, 1999. The Greenwich DIP Facility Amendment was approved by an order of the Bankruptcy Court, dated March 24, 1999. Under the Greenwich DIP Facility Amendment, the interest rate was changed to the prime rate plus 2.50%. As of December 31, 1998, $73.4 million was outstanding under the Greenwich DIP Facility. By the end of the second quarter of 1999, there were no balances outstanding under the Greenwich DIP Facility Amendment and the facility had been terminated.

CIT WAREHOUSE FACILITY

Prior to the filing of the Petitions, the CIT Group/Equipment Financing, Inc. ("CIT") provided a warehouse credit facility under which CSC borrowed funds on a short-term basis to support the accumulation of loans by CSC prior to the sale (the "CIT Facility"). Subsequent to the filing of the Petitions and pursuant to an order of the Bankruptcy Court dated October 27, 1998, the Company and CSC obtained a $150 million post-petition warehouse facility (the "CIT/Nomura DIP Facility") from CIT and Nomura Asset and Capital Corporation which repaid in full amounts due under the CIT Facility. The CIT/Nomura DIP Facility was secured by substantially all of the assets of CSC and the capital stock of CSC and was guaranteed by the Company. As of December 31, 1998, $32.6 million was outstanding under the CIT/Nomura DIP Facility. As of the end of the second quarter of 1999, there were no balances outstanding under the CIT/Nomura DIP Facility and the facility had been terminated.

9.    SENIOR NOTES

In May 1997, the Company issued $300 million aggregate principal amount of 12 3/4% Senior Notes due September 1, 2004 in a private placement. The original Senior Notes were not redeemable prior to maturity except in limited circumstances. The coupon at 12 3/4% per annum, was payable semi-annually on each June 1 and December 1 which commenced December 1, 1997. In September 1997, the Company completed the exchange of such Notes for a like principal amount of 12 3/4% Series A Senior Notes due 2004 (the "Notes") which had the same terms as the original Senior Notes in all material respects, except for certain transfer transactions and registration rights.

In connection with its restructuring efforts, the Company determined to defer the June 1, 1998 interest payment on the Notes. The continued deferral of the interest payment on the Notes constituted an "Event of Default" pursuant to the Indenture under which securities were issued. As of October 6, 1998, due to the filing of the Petitions, the Company ceased accruing interest on the Notes.

With fresh start  reporting,  the Company's  Notes were  eliminated (See
Note 3. - Fresh Start Reporting).

10.   CONVERTIBLE PREFERRED STOCK

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

During 1997 and 1998 the Liquidation Preference was adjusted by an amount equal to the dividend in lieu of a dividend payment. The Liquidation Preference was increased in January 1998 with the delisting of the Company's Common Stock from the Nasdaq National Market. With the filing of the Petitions on October 6, 1998, the Company ceased paying and accruing dividend on Series A Preferred Stock. As of October 6, 1998, there were 626 shares of Series A Preferred Stock outstanding and the Liquidation Preference varied up to $14,198 per share. At December 31, 1998, all Series A Warrants were outstanding.

With fresh start reporting the Predecessor Company's Series A Preferred Stock and Series A Warrants were eliminated (See Note 3. - Fresh Start Reporting).

SERIES B PREFERRED STOCK

In September 1997, the Company completed the private placement of 5,000 shares of 6% Convertible Preferred Stock, Series B (the "Series B Preferred Stock"), with an initial Liquidation Preference of $10,000 per share, and related five-year warrants (the "Series B Warrants") to purchase 500,000 shares of Common Stock with an exercise price per share equal to the lesser of (i) $14.71 or (ii) 130% of the average closing sales prices over the 20 trading day period ending on the trading day immediately prior to the first anniversary of the original issuance of the Series B Warrants. Dividends on the Series B Preferred Stock were cumulative at the rate of 6% of the Liquidation Preference per annum payable quarterly. Dividends were payable, at the option of the Company, (i) in cash, (ii) in shares of Common Stock valued at the closing price on the day immediately preceding the dividend payment date or (iii) by increasing the Liquidation Preference in an amount equal to and in lieu of the cash dividend payment.

During 1997 and 1998, the Liquidation Preference of the Series B Preferred Stock was adjusted by an amount equal to the dividend in lieu of a dividend payment. The Liquidation Preference of the Series B Preferred Stock was increased in January 1998 with the delisting of the Company's Common Stock from the Nasdaq National Market. With the filing of the Petitions on October 6, 1998, the Company ceased paying and accruing dividends on Series B Preferred Stock. As of October 6, 1998 there were 4,551 shares of Series B Preferred Stock outstanding and the Liquidation Preference on Series B Preferred Stock was $14,335 per share. At December 31, 1998, all Series B warrants were outstanding.

With fresh start reporting the Predecessor Company's Series B Preferred Stock and Series B Warrants were eliminated (See Note 3. - Fresh Start Reporting).

11.   STOCKHOLDERS' EQUITY (DEFICIT)

With fresh start reporting the Predecessor Company's stockholders' deficit was eliminated (See Note 3. - Fresh Start Reporting). The Reorganized Company has 25,000,000 shares of new common stock with a par value of $.01 per share. At of December 31, 1999, 7,743,622 shares of new common stock had been issued in accordance with the Amended Plan. Additional shares will be issued as claims are settled.

12.   EMPLOYEE BENEFIT PLAN

The Predecessor Company had a deferred contribution plan (401(k)) for all eligible employees. Contributions to the plan were in the form of employer salary deferral which were subject to an employer matching contribution up to a specified limit at the discretion of the Company. The Company made contributions to the plan of $155,011 for the year ended December 31, 1997. No contributions were made for the year ended December 31, 1998 or in 1999.

All employee stock plans became inoperative with the confirmation of the Amended Plan.

There are no employee benefit plans for the Reorganized Company.

13.   OTHER INCOME

Other income includes the following for the six months ended December 31, 1999 and June 30, 1999, and the years ended December 31, 1998 and 1997:

                                                         REORGANIZED
                                                           COMPANY                       PREDECESSOR COMPANY
                                                      -----------------  --------------------------------------------------------
                                                        SIX MONTHS          SIX MONTHS             YEARS ENDED DECEMBER 31
                                                           ENDED               ENDED         ------------------------------------
                                                      DECEMBER 31, 1999    JUNE 30, 1999           1998               1997
                                                      -----------------  -----------------   -----------------  -----------------
Servicing income .................................... $       1,004,250  $       2,532,060   $         819,910  $       1,640,288
Gain on sale of available-for-sale securities .......              --                 --                  --           17,957,258
Transfer servicing rights ...........................              --            6,100,000                --                 --
Legal settlements ...................................         1,536,490               --                  --                 --
Other income ........................................           105,901           (972,287)            634,238            704,337
                                                      -----------------  -----------------   -----------------  -----------------
Total ............................................... $       2,646,641  $       7,659,773   $       1,454,148  $      20,301,883
                                                      =================  =================   =================  =================

During the second quarter of 1999, the Company entered into agreements to transfer its servicing rights on all of its home equity securitizations to Ocwen FSB and received net cash of $14.4 million (on the transfer of its 95-2, 95-3, 96-1, 96-2, 96-3 and 96-4 home equity securitizations) resulting in a net gain of $6.1 million, representing amounts received in excess of the Company's carrying value of servicer advances. These servicer advances represent claims against the securitizations trust for reimbursement of advances made to such trust by the Company as servicer. Other income for the six months ended June 30, 1999 includes the write-down of the amount due from Ocwen on home equity securitization 95-1. The Company transferred servicing on 95-1 in July 1999 at an amount equal to the Company's carrying value.

Gain on sale of available-for-sale securities represents the pre-tax gain on the sale of 1,090,910 shares (after giving effect to a February 1997 100% stock dividend) of IMC Mortgage Company, including its predecessor Industry Mortgage Company, L.P., during 1997.

14.   OTHER OPERATING EXPENSES

Other operating expenses include the following for the six months ended December 31, 1999 and June 30, 1999, and for the years ended December 31, 1998 and 1997:

                                                          REORGANIZED
                                                            COMPANY                            PREDECESSOR COMPANY
                                                          -----------          -----------------------------------------------------
                                                          SIX MONTHS           SIX MONTHS
                                                             ENDED               ENDED                   YEARS ENDED DECEMBER 31,
                                                          DECEMBER 31,          JUNE 30,            --------------------------------
                                                             1999                 1999                 1998                 1997
                                                          -----------          -----------          -----------          -----------
Professional fees ..............................          $   742,911          $ 1,777,761          $13,259,811          $12,272,453
Travel and entertainment .......................               14,454               59,742            1,464,732            2,656,336
Telephone ......................................               14,945              158,777            1,316,613            2,055,482
Foreclosure costs ..............................                 --              1,148,057            6,511,805            3,266,222
Occupancy ......................................                 --                408,791            2,707,517            2,476,794
Office and computer supplies ...................               11,842               27,914            1,390,062            2,560,059
Temporary help .................................                 --                532,081            1,478,732            1,267,265
Equipment leasing ..............................                2,799              158,486            1,993,722            1,386,113
Depreciation ...................................                1,000                6,000            3,495,258            1,361,670
Settlement expense .............................                 --                   --              2,040,000                 --
Other ..........................................              228,927            1,975,536           11,402,293           12,782,881
                                                          -----------          -----------          -----------          -----------
Total ..........................................          $ 1,016,878          $ 6,253,145          $47,060,545          $42,085,275
                                                          ===========          ===========          ===========          ===========

Expenses for the six months ended December 31, 1999 were minimal due to accruals established prior to fresh start reporting for fees associated with the reorganization and closing of the New York office.

15.   RESTRUCTURING CHARGES

In February 1998, the Company announced that it had begun implementing a restructuring plan that included streamlining and downsizing its operations. The Company closed its branch operations in Virginia and significantly reduced its correspondent originations of the foreseeable future and exited its conventional lending business. Accordingly, in the first quarter of 1998, the Company recorded a restructuring charge of $3.2 million. Of this amount, $1.1 million represented severance payments to 142 former employees and $2.1 million represented costs incurred in connection with lease obligations and write-off of assets no longer in service.

In June 1999, the Company eliminated its servicing function and announced plans to move the corporate office from Elmsford, New York to Houston, Texas. In conjunction with these plans, the Company recorded a $790,000 restructuring charge for severance and future lease obligations.

16.   REORGANIZATION ITEMS

Reorganization items for the six months ended June 30, 1999 and for the year ended December 31, 1998 are detailed below:

                                         PREDECESSOR COMPANY
                                      --------------------------
                                         SIX
                                        MONTHS
                                         ENDED       YEAR ENDED
                                       JUNE 30,      DECEMBER 31,
                                         1999           1998
                                      ----------    ------------
   Professional fees                  $  814,824 $     7,716,294
   Severance                                  -        3,896,393
   Lease rejections/leasehold
   improvements                               -        5,338,000
   Deferred debt issuance costs               -       12,012,011
   Write-off servicing deposits          145,484              -
   Other reorganization items            683,750       2,916,820
                                      ----------    ------------
   Total                              $1,644,058    $ 31,879,518
                                      ==========    ============

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

The Company incurred additional reorganization charges for the six months ended June 30, 1999 including professional fees and expensing security deposits that would be used to settle claims with lessors. There were no reorganization charges for the six months ended December 31, 1999.

17.   INCOME TAXES

The provision (benefit) for income taxes from continuing operations for the six months ended December 31, 1999 and June 30, 1999, and for the years ended December 31, 1998 and 1997 are comprised of the following:

                                                         REORGANIZED
                                                           COMPANY                        PREDECESSOR COMPANY
                                                      -----------------  --------------------------------------------------------
                                                         SIX MONTHS         SIX MONTHS             YEARS ENDED DECEMBER 31
                                                            ENDED             ENDED         -------------------------------------
                                                      DECEMBER 31, 1999    JUNE 30, 1999          1998                 1997
                                                      -----------------  -----------------  -----------------   -----------------
Current
      Federal ....................................... $            --    $            --    $            --     $     (14,558,408)
      State .........................................              --               67,673             38,267             300,000
                                                      -----------------  -----------------  -----------------   -----------------
                                                                   --               67,673             38,267         (14,258,408)
                                                      -----------------  -----------------  -----------------   -----------------

Deferred
      Federal .......................................         1,133,178               --                 --            (3,818,166)
      State .........................................              --                 --                 --                  --
                                                      -----------------  -----------------  -----------------   -----------------
                                                              1,133,178               --                 --            (3,818,166)
                                                      -----------------  -----------------  -----------------   -----------------

Provision (benefit) for income taxes from
  continuing operations ............................. $       1,133,178  $          67,673  $          38,267   $     (18,076,574)
                                                      =================  =================  =================   =================

The Company recognized an income tax benefit of $269,251 related to the loss on discontinued operations for the Reorganized Company for the six months ended December 31, 1999.

The reconciliation of income tax computed at the U.S. federal statutory tax rate to the effective income tax rate for the six months ended December 31, 1999 and June 30, 1999, and for the years ended December 31, 1998 and 1997 is as follows:

                                                      REORGANIZED
                                                        COMPANY                        PREDECESSOR COMPANY
                                                   -----------------  -----------------------------------------------------------
                                                      SIX MONTHS         SIX MONTHS               YEARS ENDED DECEMBER 31
                                                         ENDED             ENDED           --------------------------------------
                                                   DECEMBER 31, 1999    JUNE 30, 1999             1998                1997
                                                   -----------------  -----------------    -----------------    -----------------
Federal income tax at statutory rate ............               35.0%             (35.0%)              (35.0%)              (35.0%)
State and local taxes ...........................               --                 --                   --                    2.5%
Unrecognized deferred tax asset .................               --                 35.0%                35.0%                19.3%
Other, net ......................................               --                 --                   --                   --
                                                   -----------------  -----------------    -----------------    -----------------
                                                                35.0%                -%                   -%                (13.2%)
                                                   =================  =================    =================    =================

Pursuant to SFAS No. 109, "Accounting for Income Taxes," the Company had available certain deductible temporary differences and net operating loss carryforwards for use in future tax reporting periods, which created deferred tax assets. SFAS No. 109, requires that deferred tax assets be reduced by a valuation allowance if, based on the weight of the available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. During the six months ended December 31, 1999, the deferred tax asset valuation allowance was reduced by $863,927 with a corresponding increase in additional paid-in capital in accordance with SOP 90-7 to adjust the recorded net deferred tax asset to an amount considered more likely than not to be realized. The deferred tax asset net of the valuation allowance and recorded on the books of the Company was $12.5 million at December 31, 1999. Realization of this asset is dependent on generating sufficient taxable income prior to the expiration of the loss carryforwards. Realization could also be affected by a significant ownership change of the Company over a period of three years as prescribed by income tax law. Although realization of the net deferred tax asset is not assured because of these uncertainties, management believes it is more likely than not that all of the recorded net deferred tax asset will be realized.

In accordance with SOP 90-7, income tax benefits recognized from preconfirmation net operating loss carryforwards are used first to reduce the reorganization value in excess of amounts allocable to identifiable assets and thereafter to increase additional paid-in capital.

Deferred taxes as of December 31, and June 30, 1999 and December 31, 1998 and 1997 are as follows:


                             REORGANIZED               PREDECESSOR COMPANY
                               COMPANY      ---------------------------------------------
                            -------------                           DECEMBER 31,
                             DECEMBER 31,     JUNE 30,      -----------------------------
                                1999            1999            1998            1997
                            -------------   -------------   -------------   -------------
Gross deferred tax assets   $ 117,290,109   $ 118,154,036   $ 161,146,951   $  69,914,468
Less:  valuation allowance   (104,790,186)   (105,654,113)   (101,058,388)    (26,376,554)
                            -------------   -------------   -------------   -------------
Net deferred assets ......     12,499,923      12,499,923      60,088,563      43,537,914
                            -------------   -------------   -------------   -------------
Deferred tax liabilities .    (12,499,923)    (12,499,923)    (60,088,563)    (43,537,914)
                            -------------   -------------   -------------   -------------
Net deferred tax .........  $          -    $          -    $          -    $          -
                            =============   =============   =============   =============

The major components of the gross deferred tax assets are the net operating loss carryforwards and the unrealized loss on the valuation of residual certificates. The gross deferred tax liabilities consist primarily of the book versus tax differences relating to mortgage servicing rights.

At December 31, 1999, the Company has net operating loss carryforwards for federal income tax purposes of approximately $140.2 million which are available to offset future federal taxable income, if any, through 2014.

In accordance with the provisions of Internal Revenue Code Section 382, utilization of the Company's net operating loss carry forwards could be limited in years following a change in the Company's ownership. In general, a change in ownership occurs if a shareholder's (or the combined group of shareholders each owning less than 5%) ownership increases 50 percentage points over a three-year period. The net operating loss limitation is computed by applying a percentage (approximately 5%, as determined by the Internal Revenue Code) to the value of the Company on the date of the change. The Section 382 limitation limits the use of the net operating loss carryforward as computed on the date of change of ownership. Net operating losses incurred after the date of the change of ownership are not limited unless another change in ownership occurs. A change in ownership occurred in October of 1997 primarily as a result of conversions of the Company's Series A Preferred Stock into the Company's common stock. Additionally, a change in ownership occurred upon the Company's emergence from bankruptcy. Accordingly, the Company's use of pre-ownership change net operating losses and certain other tax attributes (if any), to the extent remaining after the reduction thereof as a result of the cancellation of indebtedness of the Company, will be limited and generally will not exceed each year the product of the long-term tax-exempt rate and the value of the Company's stock increased to reflect the cancellation of indebtedness pursuant to the Amended Plan. The Company had no net operating losses at December 31, 1999.

18.   COMMITMENTS AND CONTINGENCIES

LEASES

After the filing of the Petitions in the Bankruptcy Court, the Company undertook a comprehensive review and evaluation of various unexpired, nonresidential real property leases and executory contracts. Based on this review, the Company rejected four leases of non-residential real property and six leases relating to equipment, maintenance and information systems software. A charge of $5.3 million relating to the rejection of these leases and other leases the Company intended to reject is included in reorganization items in the consolidated statement of operations for the year ended December 31, 1998.

Rent expense for office space totaled $347,000 for the six months ended June 30, 1999 and $2.5 million and $2.3 million for the years ended December 31, 1998 and 1997, respectively. The Company incurred no rent expenses for the six months ended December 31, 1999.

ADMINISTRATIVE SERVICES AGREEMENT

The Company entered into an Administrative Services Agreement (the "Agreement") with AEGIS Mortgage Corporation ("AEGIS") to assume responsibility for accounting and administrative activities effective September 1, 1999. The Company pays administrative fees of $90,000 per month under the terms of the Agreement. The Agreement is effective until terminated by either party. AEGIS shall be required to give the Company a minimum of ninety (90) days prior written notice of termination and the Company shall be required to give AEGIS a minimum of thirty (30) days written notice prior to termination.

LITIGATION

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

      In these actions, plaintiffs allege that the Company and its former senior officers engaged in securities fraud by affirmatively misrepresenting and failing to disclose material information regarding the lending practices of the Company's UK subsidiary, and the impact that these lending practices would have on the Company's financial results. Plaintiffs allege that certain public filings and press releases issued by the Company were false or misleading. In each of the putative class action complaints, plaintiffs have asserted violations of Section 10(b) and Section 20(a) of the Securities Exchange Act of 1934, as amended. Plaintiffs seek unspecified damages, including pre-judgment interest, attorneys' and accountants' fees and court costs.

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

      WALSH ACTION. In January 1998, the Company commenced a breach of contract action in the Southern District against Walsh Securities, Inc. ("Walsh"). The action alleges that Walsh breached certain obligations that it owed to the Company under an agreement whereby Walsh sold mortgage loans to the Company. The Company claims damages totaling in excess of $11.9 million. In March 1998, Walsh filed a motion to dismiss, or, alternatively, for summary judgment. In May 1998, the Company served papers that opposed Walsh's motion and moved for summary judgment as to certain of the loans. In December 1998, Judge Stein of the Southern District denied Walsh's motion to dismiss, or, alternatively, for summary judgment with respect to all but 69 of the loans at issue in the litigation. With respect to those 69 loans, Judge Stein granted Walsh's motion and dismissed the loans from the litigation. At that time, Judge Stein also denied the Company's motion for summary judgment. On February 1, 1999, Judge Stein denied the Company's motion for reconsideration of that part of his December 1998 order which granted Walsh's motion to dismiss with respect to 69 of the loans at issue. The parties completed all discovery by the early summer of 1999, and then filed cross-motions for summary judgment. The Company moved for Partial Summary Judgment on 32 loans that were part of a fraudulent pyramid scheme in New Jersey and that Walsh warranted under the parties' agreement as being "true and correct in all material respects." Walsh, in turn, moved for summary judgment on all of the loans remaining in the case, claiming that the Company had waived its right to sue on all loans. The parties completed the briefing on both motions on October 22, 1999, and do not expect the Court to rule until some time in 2000.

      GLOBAL MORTGAGE ACTION. In August 1998, the Company filed a lawsuit in the Circuit Court for Baltimore City, Maryland entitled Cityscape Corp et. al. v. Global Mortgage et. al. (the "Global Mortgage Action") against various defendants seeking damages for losses resulting from the Company's acquisition in 1995 and 1996 of 145 fraudulent residential mortgages on inner city Baltimore rowhouses. The Company recently consummated settlements with all but two of the defendants in this case, and it has now confirmed agreements in principle to settle with those two remaining defendants. Trial has been postponed indefinitely, pending execution of appropriate settlement agreements between the Company and the last two defendants. Once the last two settlement agreements are executed, the trial will be cancelled and this matter will be concluded.

      ELLIOTT ASSOCIATES ACTION. In September 1998, Elliott Associates, L.P. and Westgate International, L.P. filed a lawsuit against the Company and certain of its former officers and directors in the Southern District (the "Elliott Associates Action"). In the complaint, plaintiffs described the lawsuit as "an action for securities fraud and breach of contract arising out of the private placement, in September 1997, of the Series B Preferred Stock of Cityscape." Plaintiffs alleged violations of Section 10(b) of the Exchange Act (Count I);
Section 20(a) of the Exchange Act (Count II); and two breach of contract claims against the Company (Counts III & IV). Plaintiffs alleged to have purchased a total of approximately $20 million of such preferred stock. Plaintiffs sought unspecified damages, including pre-judgment interest, attorneys' fees and other expenses and court costs. The Company and its former officers and directors who were defendants moved to dismiss the action. The action against the Company was discharged when the Company's plan of reorganization became effective on July 1, 1999. The action against the remaining defendants has been settled and dismissed.

      SIMPSON ACTION. In February 1998, a putative class action lawsuit was filed against the Company in the U.S. District Court for the Northern District of Mississippi (Greenville Division) (the "Simpson Action"). The Simpson Action is a class action brought under the anti-kickback provisions of Section 8 of the Real Estate Settlement Procedures Act ("RESPA"). The complaint alleges that, on November 19, 1997, plaintiff Laverne Simpson, through the services of Few Mortgage Group ("Few"), a mortgage broker, obtained refinancing for the mortgage on her residence in Greenville, Mississippi. Few secured refinancing for plaintiff through the Company. In connection with the financing, the Company is alleged to have paid a premium to Few in the amount of $1,280.00. Plaintiff claims that the payment was a referral fee and duplicate payment prohibited under Section 8 of RESPA. Plaintiff is seeking compensatory damage for the amounts "by which the interest rates and points charged were inflated." Plaintiff also claims to represent a class consisting of all other persons similarly situated, that is persons (i) who secured mortgage financing from the Company through mortgage brokers from an unspecified period to date (claims under Section 8 of RESPA are governed by a one year statute of limitations) and
(ii) whose mortgage brokers received a fee from the Company. Plaintiff is seeking to recover compensatory damages on behalf of the putative class, which is alleged to be "numerous," for the amounts that "the interest rates and points charges were inflated" in connection with each class member's mortgage loan transaction. The Company answered the complaint and plaintiff has not yet moved for class certification. To date, there has not been a ruling on the merits of either plaintiff's individual claim or the claims of the putative class. As a result of the Company's Chapter 11 proceedings and the plaintiff's failure to file a claim before the established bar date, plaintiff's claims against the Company were discharged.

      PEAKS ACTION. In April 1998, the Company was named as a defendant in an amended complaint filed against 59 separate defendants in the Circuit Court for Baltimore City, Maryland entitled Peaks v. A Home of Your Own, Inc., et. al. (the "Peaks Action"). This action, which was originally styled as a class action, was later amended to drop the class allegations and instead joined 80 separate individual plaintiffs. The complaint alleges various causes of action (including Conspiracy to Defraud, Fraud, Violation of Maryland Consumer Protection Act and Unfair Trade Practices, Negligent Misrepresentation and Negligence) relating to 89 allegedly fraudulent residential mortgages on properties in inner city Baltimore. The Company is alleged to have purchased (and still own) at least eight of the loans and may have previously purchased and subsequently sold an additional seven of the loans. Due to the Company's prior bankruptcy and an agreement with plaintiff's counsel, the Company has never formally responded to the Amended Complaint and has not participated formally in any discovery. The Company has, however, monitored the proceedings in this case and has participated in settlement discussions. The Company recently reached an agreement to settle this matter in exchange for mutual releases and the payment to the Company of a percentage of a settlement pool established for this purpose. In addition to the proceeds of the settlement pool, the Company anticipates certain additional recoveries from the proceeds of the refinancing or sale of the collateral securing the loans. As a result of the Company's Chapter 11 proceedings and the plaintiff's failure to file a claim before the established bar date, plaintiff's claims against the Company were discharged.

      Although no assurance can be given as to the outcome of the unresolved lawsuits described above, the Company believes that the allegations in each of the actions are without merit and that its disclosures were proper, complete and accurate. The Company intends to defend vigorously against these actions and seek their early dismissal. The lawsuits, however, against the Company, could have a material adverse effect on the Company's consolidated financial position and results of operations.

      REGULATORY MATTERS. In April and June 1996, CSC-UK acquired J&J Securities Limited (the "J&J Acquisition") and Greyfriars Group Limited (formerly known as Heritable Finance Limited) (the "Greyfriars Acquisition"), respectively. In October 1996, the Company received a request from the staff of the Securities and Exchange Commission (the "Commission") for additional information concerning the Company's voluntary restatement of its financial statements for the quarter ended June 30, 1996. The Company initially valued the mortgage loans in the J&J Acquisition and the Greyfriars Acquisition at the respective fair value which were estimated to approximate par (or historical book value). Upon the subsequent sale of the mortgage portfolios, the Company recognized the fair value of the mortgage servicing receivables retained and recorded a corresponding gain for the fair value of such mortgage servicing receivables. Upon subsequent review, the Company determined that the fair value of such mortgage servicing rights should have been included as part of the fair value of the mortgage loans acquired as a result of such acquisitions. The effect of this accounting change resulted in a reduction in reported earnings of $26.5 million. Additionally, as a result of this accounting change, the goodwill initially recorded in connection with such acquisitions was reduced resulting in a reduction of goodwill amortization of approximately $496,000 from the previously reported figure for the second quarter. On November 19, 1996, the Company announced that it had determined that certain additional adjustments relating to the J&J Acquisition and the Greyfriars Acquisition should be made to the financial statements for the quarter ended June 30, 1996. These adjustments reflect a change in the accounting treatment with respect to restructuring charges and deferred taxes recorded as a result of such acquisitions. This caused an increase in the amount of goodwill recorded which resulted in an increase of amortization expense as previously reported in the second quarter of 1996 of $170,692. The staff of the Commission has requested additional information from the Company in connection with the accounting related to the J&J Acquisition and the Greyfriars Acquisition. The Company is supplying such requested information. In mid-October 1997, the Commission authorized its staff to conduct a formal investigation which, to date, has continued to focus on the issues surrounding the restatement of the financial statements for the quarter ended June 30, 1996. The Company is continuing to cooperate fully in this matter, however, the Commission has not contacted the Company on this matter since July 1999.

      As a result of its negative operating results, the Company received inquiries in 1998 from the State of New York Department of Banking regarding the Company's qualifications to continue to hold a mortgage banking license. In connection with such inquiries, the Company agreed to provide the banking department with certain information and to certain restrictions on its business. The Company provided the necessary information and complied with the restrictions on its business through July 29, 1999, when the Company voluntarily surrendered its New York mortgage banking licenses. After that date, the Company no longer conducted any mortgage banking activities in New York and therefore ceased submitting information to the banking department.

      UK SALE AGREEMENT. On September 4, 1998, CSC-UK commenced proceedings in the High Court of Justice, London against Ocwen for the payment of certain sums due under the UK Sale Agreement (the "Proceedings"). Although Ocwen initially informed CSC-UK that it would defend the Proceedings, Ocwen then satisfied CSC-UK's claim by paying CSC-UK (pound)1.7 million ($2.8 million) on November 24, 1998. Prior to CSC-UK initiating the Proceedings, Ocwen informed CSC-UK that it would defend the (then proposed) Proceedings on the basis that any sums owed by Ocwen to CSC-UK should be set off or extinguished against a sum which Ocwen claimed was due or, alternatively, was recoverable by it from CSC-UK on the grounds of CSC-UK's breach of warranty or misrepresentation with respect to matters concerning loans of Greyfriars (the "Alleged Loan Liabilities"). With respect to the Alleged Loan Liabilities, Ocwen claimed that CSC-UK had excessively charged borrowers, failed to notify borrowers of interest rate rises and failed to advise borrowers of increased repayments. Ocwen claimed that these liabilities totaled approximately (pound)13.0 million ($21.2 million). Additionally, pursuant to the UK Sale Agreement, Ocwen held back a sum of (pound)3.5 million ($5.7 million) with respect to the purchase price, pending the determination of certain other figures under the UK Sale Agreement (the "Holdback"), which sum was paid into a Holdback account at the time of the UK Sale Agreement.

      On February 15, 1999, the Company, Ocwen and certain of their subsidiaries entered into a settlement agreement, in full and final settlement of all causes of action, claims, demands, liabilities, damages, costs, charges and expenses that the Company, CSC-UK and Ocwen and their respective subsidiaries may have against each other. Such claims include Ocwen's alleged claim against the Company and/or CSC-UK with respect to the Alleged Loan Liabilities. Under the settlement agreement, in June 1999 CSC-UK was paid $3.1 million from the Holdback account, and Ocwen was paid approximately $2.6 million from the Holdback account. The Bankruptcy Court approved the settlement agreement.

In the normal course of business, aside from the matters discussed above, the Company is subject to various legal proceedings and claims, the resolution of which, in management's opinion, will not have a material adverse effect on the consolidated financial position or the results of operations of the Company.

19.   CONCENTRATIONS OF CREDIT

For the years ended December 31, 1998 and 1997, revenues from loan sales and loan servicing constituted the primary source of the Company's revenues. For the years ended December 31, 1998 and 1997, there were not institutional purchasers who accounted for more than 10% of the total revenues.

The Reorganized Company has not engaged in any material operations since July 1, 1999. The major source of revenues has been the investment of available funds in high-grade commercial paper.

20.   FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

      Cash and cash equivalents: The carrying amount of cash on hand and money market funds is considered to be a reasonable estimate of fair market value.

      Residual certificates: The fair value on the Company's Sav*-A-Loan(R) residual certificates was determined by using estimated discounted future cash flows taking into consideration the current interest rate environment, current prepayment rates and default experience. Such securities are carried at fair value. There was not a value assigned to the Company's home equity residual certificates.

      Mortgage loans held for sale, net: The fair values were estimated by using current institutional purchaser yield requirements. The fair value of the mortgage loans held for sale, net totaled $14.3 million and $123.3 million at December 31, 1999 and 1998, respectively.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item appears in the sections entitled "Nominees for Directors" and "Compensation of Executive Officers and Directors" in the Company's Proxy Statement relating to the 2000 Annual Meeting of Shareholders, which information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item appears in the section entitled "Executive Compensation" in the Company's Proxy Statement relating to the 2000 Annual Meeting of Shareholders, which information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item appears in the section entitled "Security Ownership of Certain Beneficial Owners and Management Transactions" in the Company's Proxy Statement relating to the 2000 Annual Meeting of Shareholders, which information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item appears in the section entitled "Certain Relationship and Related Transactions" in the Company's Proxy Statement relating to the 2000 Annual Meeting of Shareholders, which information is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a)  Documents filed as part of this report:

              1.  Financial Statements included in Item 8:

                  AMC Financial, Inc. and Subsidiaries Consolidated Financial
                  Statements:

                  Independent Auditors' Report

                  Consolidated Statements of Financial Condition as of December 31, 1999 and 1998

                  Consolidated Statements of Operations for the six months ended December 31, 1999 and June 30, 1999, and the years ended December 31, 1998 and 1997

                  Consolidated Statements of Stockholders' Equity (Deficit) for the six months ended December 31, 1999 and June 30, 1999, and the years ended December 31, 1998 and 1997

                  Consolidated Statements of Cash Flows for the six months ended December 31, 1999 and June 30, 1999, and for the years ended December 31, 1998 and 1997

              2.  Financial Statement Schedules:  None

              3.  Exhibits:


EXHIBIT
NUMBER        DESCRIPTION OF EXHIBIT
-------       ----------------------

3.1** Amended and Restated Certificate of Incorporation of the Company, incorporated by reference to Exhibit 3.1 to the Company's Form 10-Q filed with the Commission on August 16, 1999.

3.2** Amended and Restated Bylaws of the Company, incorporated by reference to Exhibit 3.2 to the Company's Form 10-Q filed with the Commission on August 16, 1999.

10.1** Post-Petition Loan and Security Agreement, dated as of October 12, 1998, between CSC and Greenwich Capital Financial Products, Inc., incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q filed with the Commission on November 17, 1998

10.2** Revolving Credit and Security Agreement, dated as of October 12, 1998, between the Company and The CIT Group/Equipment Financing, Inc., incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q filed with the Commission on November 17, 1998

10.3** Employee Agreement, dated July 2, 1998, between CSC and Cheryl P. Carl, incorporated by reference to Exhibit 10.4 to the Company's Form 10-Q filed with the Commission on August 12, 1998

10.4** Employment Agreement, dated July 2, 1998, between CSC and Peter Kucma, incorporated by reference to Exhibit 10.5 to the Company Form 10-Q filed with the Commission on August 12, 1998

10.5** Employment Agreement, dated July 2, 1998, between CSC and Tim S. Ledwick, incorporated by reference to Exhibit 10.8 to the Company's Form 10-Q filed with the Commission on August 12, 1998

10.6** Sub-Tenant Estoppel Certificate, dated as of January 20, 1999, between CSC and Taxter Park, incorporated by reference to Exhibit
            10.8 to the Company's Form 10-K filed with the Commission on March 31, 1999

10.7** Surrender of Lease and Temporary Rental Agreement, dated as of February 18, 1999, between CSC and Mack-Cali Mid-West Realty Associates LLC, incorporated by reference to Exhibit 10.9 to the Company's Form 10-K filed with the Commission on March 31, 1999

10.8** Extension Agreement, dated as of February 28, 1999, between CSC and Greenwich Capital Financial Products, Inc., incorporated by reference to Exhibit 10.10 to the Company's Form 10-K filed with the Commission on March 31, 1999

10.9** First Amendment to Revolving Credit and Security Agreement, dated as of February 28, 1999, between CSC and The CIT Group/Equipment Financing, Inc., incorporated by reference to Exhibit 10.11 to the Company's Form 10-K filed with the Commission on March 31, 1999

10.10** Agreement with AEGIS Mortgage Corporation - Service Agreement, dated as of September 1, 1999, incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q filed with the Commission on November 12, 1999

21.1*       Subsidiaries of the Company

23.1*       Consent of KPMG LLP

27.1*       Financial Data Schedule for the year ended December 31, 1999

99.1** Solicitation and Disclosure Statement, dated as of August 28, 1998, incorporated by reference to Exhibit 99.1 to the Company's Form 8-K filed with the Commission on September 4, 1998

99.2** The Company's and CSC's First Amended Joint Plan of Reorganization, dated as of April 27, 1999, incorporated by reference to Exhibit 2.1 to the Company's Form 8-K filed with the Commission on June 30, 1999

99.3* The Company's and CSC's First Amended Joint Disclosure Statement, dated April 27, 1999, including: Exhibit A: the Company's and CSC's First Amended Joint Plan of Reorganization dated as of April 27, 1999; Exhibit B: Examiner's Report; Exhibit C: Balance Sheet and Projected Financial Information and Exhibit D: Liquidation Analysis.

*           Filed herewith

** Indicates documents incorporated by reference from the prior filing indicated

Reports on Form 8-K:  None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    AMC FINANCIAL, INC.



                                    By: /s/ D. RICHARD THOMPSON
                                       -----------------------------------------
                                        D. Richard Thompson
                                    Title: Chief Executive Officer and President

                                    By: /s/ MICHAEL L. KENNEMER
                                       -----------------------------------------
                                       Michael L. Kennemer
                                    Title:  Chief Financial Officer

Date:  April 11, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

                SIGNATURE                                        TITLE
                ---------                                        -----

  /s/ D. RICHARD THOMPSON                    Chief Executive Officer, President and Director
-------------------------------------------  (Principal Executive Officer)
      D. Richard Thompson

  /s/ MARK A. NEPORENT
-------------------------------------------
      Mark A. Neporent                       Director


-------------------------------------------
      Todd R. Snyder                         Director

  /s/ RAYMOND H. WECHSLER
-------------------------------------------
      Raymond H. Wechsler                    Director


  /s/ MICHAEL L. KENNEMER                    Executive Vice President, Chief Financial Officer
-------------------------------------------  (Principal financial officer and principal
      Michael L. Kennemer                    accounting officer)

April 11, 2000