Form 10-K/A
period 1999-12-31
AMC FINANCIAL INC
filed 2000-04-18
CIK 866253

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K/A
                                (AMENDMENT NO. 1)

(Mark One)

(x) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER: 0-27314

                               AMC FINANCIAL, INC.
                      (Formerly CITYSCAPE FINANCIAL CORP.)
             (Exact name of Registrant as specified in its charter)

            DELAWARE                                        11-2994671
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                         Identification No.)

   11111 WILCREST GREEN, SUITE 250, HOUSTON, TEXAS 77042                               (713) 787-0100
(Address of principal executive offices, including zip code)          (Registrant's telephone number, including area code)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of April 17, 2000, the aggregate market value of the registrant's common stock held by non-affiliates: N/A

DOCUMENTS INCORPORATED BY REFERENCE:  NONE

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     7,767,452 SHARES, $.01 PAR VALUE, OF COMMON STOCK WERE OUTSTANDING AS OF APRIL 17, 2000

This Amendment No. 1 on Form 10-K/A amends and restates in its entirety the following items of Part III of the Annual Report on Form 10-K of AMC Financial, Inc. (the "Company") for the fiscal year ended December 31, 1999 ("Form 10-K").

Item 10. Directors and Executive Officers of the Registrant
Item 11. Executive Compensation
Item 12. Security Ownership  of Certain Beneficial Owners and Management and
Item 13. Certain Relationships and Related Transactions

Capitalized terms used herein and not otherwise defined shall have the same meanings ascribed to them in the Company's Form 10-K.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        NAME             AGE               POSITION
-------------------     -----   ------------------------------------------
D. Richard Thompson       46    Director, Chairman, Chief Executive
                                Officer and President
Michael L. Kennemer       40    Chief Financial Officer and Treasurer
Mark A. Neporent          42    Director
Todd R. Snyder            38    Director
Raymond H. Wechsler       55    Director

D. RICHARD THOMPSON, Chairman of the Board, Chief Executive Officer and President, has served as a Director since July 1999. Mr. Thompson was appointed Chief Executive Officer and President of AEGIS Mortgage Corporation in 1998 after having served as Managing Director since 1993. He holds a law degree from the University of Houston and a B.A. degree from Centenary College. Mr. Thompson is a member of the State Bar of Texas and the American Institute of Certified Public Accountants.

MICHAEL L. KENNEMER has served as Chief Financial Officer and Treasurer since July 1999. Mr. Kennemer has held the position of Executive Vice President of AEGIS Mortgage Corporation since December 1998. From 1995 to 1998, Mr. Kennemer served as Vice President, Regional Sales Manager for Countrywide Home Loans. He holds a B.B.A. in Accounting and Finance from Texas Christian University. Mr. Kennemer is a member of the Texas Mortgage Bankers Association and the American Institute of Certified Public Accountants.

MARK A. NEPORENT has served as a Director since July 1999. Mr. Neporent is Vice President and Chief Operating Officer of Madeleine, L.L.C. where he has served since 1998. He is also Chief Operating Officer and General Counsel of Cerberus Capital Management, L.P. where he has served since 1998. From 1989 to 1998, Mr. Neporent was a partner in the law firm of Schulte, Roth & Zabel, L.L.P. Mr. Neporent holds a B.A. degree from Lehigh University and a law degree from Syracuse University College of Law. He is a member of the State Bar of New York.

TODD R. SNYDER has served as a Director since August 1999. Mr. Snyder has served as a Managing Director of Rothschild Inc. since March 2000. From 1997 to 2000, Mr. Snyder served as Managing Director of Peter J. Solomon Company. Mr. Snyder was Principal, Managing Director and National Director of the Corporate Recovery Practice for Government Enterprises with KPMG LLP from 1995 to 1997. Mr. Snyder holds a law degree from the University of Pennsylvania Law School and a B.A. degree with honors from Wesleyan University. He is a member of the State Bar of New York.

RAYMOND H. WECHSLER has served as a Director since August 1999. Mr. Wechsler is Chairman and Chief Executive of American Equity Partners, Inc. where he has served since 1992. Mr. Wechsler holds a B.A. degree from Queens College and a M.B.A. degree from Columbia University Graduate School of Business. He is a Certified Public Accountant in New York.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors, executive officers and persons who own more than ten percent of the Company's Common Stock (collectively,

"Filing Persons") to file with the SEC initial reports of ownership (Form 3), reports in changes of ownership (Form 4), or annual report of ownership (Form
5). All filing Persons are required by Securities Exchange Commission regulations to furnish the Company with copies of all Section 16(a) forms filed.

To the Company's knowledge based on its review of the copies of such reports furnished to the Company and upon certain other representations made by filing persons, D. Richard Thompson, Michael L. Kennemer, Todd R. Snyder and Raymond A. Wechsler failed to timely file one (1) Form 3, which form was subsequently filed.

The Company is unable to determine the reporting compliance of Section 16 (a) beneficial owners of Cityscape common stock due to the lack of adequate records and non-response to written representation by former officers and directors.

ITEM 11.    EXECUTIVE COMPENSATION

The following table reflects all forms of compensation for services to the Company for the years ended December 31, 1999, 1998 and 1997 of the Chief Executive Officer of the Company and the two most highly compensated executive officers of the Predecessor Company, Cityscape Financial Corp. and its wholly owned subsidiary Cityscape Corp.

                                                                                  ALL OTHER
           NAME                                     YEAR    SALARY      BONUS    COMPENSATION
           ----                                     ----   --------   --------   ------------
D. Richard Thompson .............................   1999   $300,000       --             --
CHIEF EXECUTIVE OFFICER AND PRESIDENT ...........   1998       --         --             --
                                                    1997       --         --             --
Steven M. Miller
FORMER CHIEF EXECUTIVE OFFICER OF CITYSCAPE; ....   1999   $174,492   $479,630           --
SENIOR VICE PRESIDENT OF CSC ....................   1998   $250,000   $600,000           --
                                                    1997   $201,923       --      $    80,000 (1)
Cheryl P. Carl
FORMER VICE PRESIDENT AND SECRETARY OF CITYSCAPE;
TREASURER AND SECRETARY OF CSC ..................   1999   $323,639   $ 84,814           --
                                                    1998   $324,755   $200,000           --
                                                    1997   $215,750       --             --

(1)  Represents consulting fees paid to Mr. Miller prior to his employment.

Stock options granted to former Cityscape employees are not listed since the stock option plan was effectively terminated by the confirmation of Cityscape's amended plan of reorganization in Bankruptcy Court.

DIRECTOR COMPENSATION

Mr. Wechsler and Mr. Snyder each receive director fees of $1,000 monthly. Meetings of the Board of Directors of the Company have been conducted telephonically and therefore no expenses have been incurred in connection with attendance of directors at meetings of the Board of Directors.

STOCK OPTIONS

There were no options granted by the Company or Cityscape during 1999. Cityscape's stock option plan became inoperative with the confirmation of the amended plan of reorganization in Bankruptcy Court.

There were no shares of Cityscape's common stock acquired in 1999 through the exercise of stock options.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

Since there is not a Compensation Committee of the Board of Directors of the Company there were no relationships requiring disclosure by the Company.

EMPLOYMENT AGREEMENTS

The Company does not have an employment agreement with Mr. Thompson. Cityscape had an employment agreement with Cheryl P. Carl. The agreement required the executive officer to denote her full time and best efforts to Cityscape during the term of the agreement.

The employment agreement with Ms. Carl was for a term commencing May 31, 1998 and ended December 31, 1999. The agreement provided for an annual salary of $275,000. Because of Ms. Carl's commitment to remain employed with the Company during the Company's reorganization, the agreement also provided for the payment of a stay bonus of $200,000, all of which was paid to Ms. Carl by January 5, 1999. Ms. Carl's compensation for the year ended December 31, 1999 totaled $408,453.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information as of April 17, 2000 with respect to the number of shares of Common Stock beneficially owned by (1) each stockholder and/or named executive officer individually, (2) all executive officers and directors of the Company as a group and (3) each stockholder known by the Company to be the beneficial owner of more than 5% of the Company's Common Stock and all executive officers and directors of the Company as a group. Each stockholder has sole voting and investment power with respect to the shares shown.

                                        NUMBER OF SHARES            % OF
                                       BENEFICIALLY OWNED           CLASS
                                      --------------------        ----------
        D. Richard Thompson..........                --                 --
        Michael L. Kennemer..........                --                 --
        Mark A. Neporent.............                --                 --
        Todd R. Snyder...............                --                 --
        Raymond H. Wechsler..........                --                 --
        Cheryl P. Carl...............                --                 --
        Steven M. Miller.............                --                 --


        Stephen Feinberg.............           2,638,133              34.0
        450 Park Avenue
        New York, NY  10022

        MacKay Shields, L.L.C. ......           2,042,981              26.3
        9 West 57th
        New York, NY 10019


        Continental Casualty Company.             611,371               7.8
        CNA Plaza
        Chicago, Illinois  60685

        All executive officers and
        directors as a group (5 persons)             --                 --


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In the normal course of business some members of the Board of Directors have proposed business alliances with companies with which they are associated. In the opinion of management, each of these transactions or arrangements was entered into on terms as favorable to the Company as could have been obtained in transactions or arrangements with unaffiliated third parties.

AEGIS MORTGAGE CORPORATION

The Company has entered into an Administrative Services Agreement with AEGIS pursuant to which AEGIS has assumed responsibility for accounting and administrative activities of the Company. The Company paid AEGIS $360,000 for such services during 1999.

The Company has entered into a Mortgage Loan Specialty Servicing Agreement with AEGIS pursuant to which AEGIS performs services to initiate foreclosure, file claims and aggressively pursue loss mitigation activity on specific loans. During the year ended December 31, 1999, the Company paid AEGIS servicing fees of $42,805. The Company expects to pay servicing fees to AEGIS in excess of $60,000 for the year 2000. Mr. Thompson, Chairman of the Board of Directors, is a Director, Chief Executive Officer and President of AEGIS.

MOULTON, INC.

Prior to Cityscape and CSC's voluntary petitions for bankruptcy, Moulton, Inc., ("Moulton") provided consulting services for the Predecessor Company. For the year ended December 31, 1999, the Company paid Moulton $536,000. The Company does not anticipate utilizing the services of Moulton in 2000. Mr. Thompson, Chairman of the Board of Directors, is President and a 50% shareholder of Moulton. The remaining 50% is owned by Mr. Thompson's wife.

PETER J. SOLOMON COMPANY LIMITED

The Company engaged Peter J. Solomon Company Limited ("PJSC") to develop, evaluate and recommend strategic alternatives for the Company which would maximize shareholder value. The Company paid PJSC $125,000 upon signing of the engagement letter in January 2000. The remaining $125,000 is payable upon PJSC's presentation of strategic alternatives. The Company does not expect to engage PJSC for any further services. Mr. Snyder, a director of the Company, was employed by PJSC when the engagement letter was signed but has since resigned.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              AMC FINANCIAL, INC.

                              By:/S/D. RICHARD THOMPSON
                                    D. Richard Thompson
                                    Title: Chief Executive Officer and President

                              By:/S/MICHAEL L. KENNEMER
                                    Michael L. Kennemer
                                    Title: Chief Financial Officer and Treasurer

Date:  April 18, 2000


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

            SIGNATURE                         TITLE

   /s/D. Richard Thompson      Chief Executive Officer, President and Director
      D. Richard Thompson      (Principal Executive Officer)

   /s/Mark A. Neporent
      Mark A. Neporent         Director

   /s/Todd R. Snyder
      Todd R. Snyder           Director

   /s/Raymond H. Wechsler
      Raymond H. Wechsler      Director

   /s/Michael L. Kennemer      Executive Vice President, Chief Financial Officer
      Michael L. Kennemer      and Treasurer (Principal financial officer and
                               principal accounting officer)


April 18, 2000