Form 10-Q
period 2000-03-31
AMC FINANCIAL INC
filed 2000-05-15
CIK 866253

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
        EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000


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

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENT FOR THE PAST 90 DAYS.

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

                                  YES [X]   NO [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

                        7,782,615 SHARES, $.01 PAR VALUE,
            OF NEW COMMON STOCK, WERE OUTSTANDING AS OF MAY 13, 2000

                               AMC FINANCIAL, INC.
                      (FORMERLY CITYSCAPE FINANCIAL CORP.)
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                        THREE MONTHS ENDED MARCH 31, 2000

PART I - FINANCIAL INFORMATION                                              PAGE
                                                                            ----
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

Consolidated Statements of Financial Condition as of ......................   3
    March 31, 2000 (Unaudited) and December 31, 1999

Consolidated Statements of Operations for the three .......................   4
    months ended March 31, 2000 and 1999 (Unaudited)

Consolidated Statements of Cash Flows for the three .......................   5
    months ended March 31, 2000 and 1999 (Unaudited)

Notes to Consolidated Financial Statements ................................   6

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF ...........................  11
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ..........................  13
ABOUT MARKET RISK

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS .................................................  14

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS .........................  16

ITEM 3. DEFAULTS UPON SENIOR SECURITIES ...................................  16

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ...............  16

ITEM 5. OTHER INFORMATION .................................................  16

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K ..................................  17

                         PART I. - FINANCIAL STATEMENTS

ITEM 1.  FINANCIAL STATEMENTS

                      AMC FINANCIAL, INC. AND SUBSIDIARIES
                      (FORMERLY CITYSCAPE FINANCIAL CORP.)

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                 REORGANIZED COMPANY
                                                         -------------------------------------
                                                         MARCH 31, 2000      DECEMBER 31, 1999
                                                         --------------      -----------------
                                                           (UNAUDITED)
ASSETS
   Cash and cash equivalents ..........................    $33,103,395           $30,850,395
   Marketable securities ..............................        175,000               763,644
   Residual certificates ..............................     12,538,461            12,538,461
   Mortgage loans held for sale, net ..................     13,914,347            14,338,442
   Income taxes receivable ............................      1,437,288             1,437,288
   Investment in discontinued operations, net .........     12,239,110            12,239,110
   Other assets .......................................      1,007,142               927,828
                                                           -----------           -----------

Total assets ..........................................    $74,414,743           $73,095,168
                                                           ===========           ===========

LIABILITIES

   Accounts payable and other liabilities .............    $ 9,481,315           $ 9,651,469
                                                           -----------           -----------

Total liabilities .....................................      9,481,315             9,651,469
                                                           -----------           -----------

STOCKHOLDERS' EQUITY
   Common Stock, $ .01 par value; 25,000,000
   shares authorized; 7,766,807 and 7,743,622 issued
     and outstanding in 2000 and 1999, respectively ...         77,668                77,436
    Additional paid-in capital ........................     61,869,185            61,202,720
    Accumulated other comprehensive income ............        143,989               559,108
    Retained earnings .................................      2,842,586             1,604,435
                                                           -----------           -----------
Total stockholders' equity ............................     64,933,428            63,443,699
                                                           -----------           -----------

Total liabilities and stockholders' equity ............    $74,414,743           $73,095,168
                                                           ===========           ===========

          See accompanying notes to consolidated financial statements.

                      AMC FINANCIAL, INC. AND SUBSIDIARIES
                      (FORMERLY CITYSCAPE FINANCIAL CORP.)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                      REORGANIZED COMPANY    PREDECESSOR COMPANY
                                                      -------------------    -------------------
                                                       THREE MONTHS ENDED     THREE MONTHS ENDED
                                                         MARCH 31, 2000         MARCH 31, 1999
                                                      -------------------    -------------------
REVENUES
     Gain on sale of loans ............................    $     --              $5,568,012
     Interest .........................................     1,147,650             2,282,083
     Other ............................................     1,521,101             1,415,906
                                                           ----------            ----------
Total revenues ........................................     2,668,751             9,266,001
                                                           ----------            ----------
EXPENSES
     Salaries and employee benefits ...................       152,256             1,429,045
     Interest expense .................................          --               1,289,059
     Selling expenses .................................          --                 140,926
     Other operating expenses .........................       611,647             2,394,293
                                                           ----------            ----------
Total expenses ........................................       763,903             5,253,323
                                                           ----------            ----------

     Earnings before reorganization items and
           income taxes ...............................     1,904,848             4,012,678
Reorganization items ..................................          --                 654,059
                                                           ----------            ----------
     Earnings before income taxes .....................     1,904,848             3,358,619
Income tax provision ..................................       666,697                 7,673
                                                           ----------            ----------
NET EARNINGS APPLICABLE TO COMMON
   STOCKHOLDERS .......................................    $1,238,151            $3,350,946
                                                           ==========            ==========
NET EARNINGS PER COMMON SHARE:
      Basic and Diluted ...............................    $     0.16            $  NMF (1)
                                                           ==========            ==========
Weighted average number of common shares outstanding:
     Basic and Diluted ................................     7,751,800               NMF (1)
                                                           ==========            ==========

(1) Not Meaningful Figure due to reorganization.

          See accompanying notes to consolidated financial statements.

                      AMC FINANCIAL, INC. AND SUBSIDIARIES
                      (FORMERLY CITYSCAPE FINANCIAL CORP.)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                   REORGANIZED COMPANY     PREDECESSOR COMPANY
                                                   -------------------     -------------------
                                                    THREE MONTHS ENDED      THREE MONTHS ENDED
                                                      MARCH 31, 2000          MARCH 31, 1999
                                                   -------------------     -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net earnings ...................................  $  1,238,151            $  3,350,946
     Adjustments to reconcile net earnings to
        cash provided by operating activities:
        Depreciation and amortization ...............          --                     3,471
        Income taxes payable ........................          --                   173,713
        Decrease in residual certificates ...........          --                   258,153
        Proceeds from sale of mortgages .............          --                87,926,600
        Other, net ..................................     1,014,849              (5,787,071)
                                                       ------------            ------------
Net cash provided by operating activities ...........     2,253,000              85,925,812
                                                       ------------            ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Decrease in warehouse financings ...............          --               (83,679,583)
                                                       ------------            ------------
Net cash used in financing activities ...............          --               (83,679,583)
                                                       ------------            ------------
Net increase in cash and cash equivalents ...........     2,253,000               2,246,229
Cash and cash equivalents at beginning of
period ..............................................    30,850,395              18,405,426
                                                       ------------            ------------
Cash and cash equivalents at end of period ..........  $ 33,103,395            $ 20,651,655
                                                       ============            ============
Supplemental disclosure of cash flow information:
            Interest paid during the period .........  $      --               $  1,568,366
                                                       ============            ============

          See accompanying notes to consolidated financial statements.

                      AMC FINANCIAL, INC. AND SUBSIDIARIES
                      (FORMERLY CITYSCAPE FINANCIAL CORP.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                   (UNAUDITED)

1. Organization

        AMC Financial, Inc., formerly Cityscape Financial Corp. (the "Company" or "AMC"), was a consumer finance company which, through its wholly owned subsidiary Cityscape Corp. ("CSC"), was in the business of selling and servicing mortgage loans secured primarily by one- to four-family residences. The Company was previously in the business of originating and purchasing mortgage loans until such business was indefinitely suspended in November 1998. The majority of the Company's loans were made to owners of single-family residences for such purposes as debt consolidation, financing of home improvements and educational expenditures. In October 1998, the Company filed voluntary petitions for bankruptcy in the United States Bankruptcy Court. The Bankruptcy Court confirmed the amended plan of reorganization in June 1999. In September 1999 the Company relocated operations from Elmsford, New York to Houston, Texas.

2. Reorganization

        The Company has been reorganized through a plan of reorganization under Chapter 11 of Title 11 of the United States Bankruptcy Code. Although the plan became effective on July 1, 1999, the effective date of the plan for accounting purposes is considered to be June 30, 1999, and accordingly, the Company adopted fresh start reporting as of June 30, 1999 (see Notes 4 and 5). Adjustments were recorded as of June 30, 1999 to reflect the effects of the consummation of the plan of reorganization and the implementation of fresh start reporting.

3. Plan of Liquidation and Dissolution

        In January 2000 the Company engaged a financial advisor, Peter J. Solomon Company Limited, to advise the Company on strategic alternatives regarding the Company's future. Such alternatives included re-entering the mortgage loan origination and servicing business, sale of the Company, liquidation of assets and subsequent distribution of cash to the shareholders upon dissolution of the Company, and maintenance of the current status of the Company. In April 2000 the financial advisor recommended to the Board of Directors that liquidation and subsequent dissolution of the Company was the strategy most likely to maximize stockholder value. On May 2, 2000 the Board of Directors authorized, subject to stockholder approval, the orderly liquidation of the Company's assets pursuant to the Plan of Liquidation and Dissolution (the "Plan"). The Plan provides that, if the requisite stockholder approval is received (such time of approval deemed the "Effective Date"), the officers and directors of the Company will initiate the complete liquidation and subsequent dissolution of the Company. After the Effective Date, AMC will not engage in any business activities except for the purpose of preserving the value of its assets, prosecuting and defending suits by or against the Company, satisfying all outstanding liabilities, adjusting and winding up its business and affairs, selling and liquidating its properties and assets and making distributions to the stockholders in accordance with the Plan. Once the liquidation of AMC's property and assets is substantially completed, or at such earlier time is determined by the Board of Directors, the officers of the Company will promptly execute and file a certificate of dissolution with the Secretary of the State of Delaware. Such Plan will be submitted to the stockholders for approval at the Company's Annual Meeting of Stockholders currently scheduled to be held on June 27, 2000. If the Plan is not approved by the stockholders, the Board of Directors will explore the alternatives then available for the future of the Company.

4. Basis of Presentation

        The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring accruals, considered necessary for a fair presentation of the results for the interim period, have been included. The accompanying consolidated financial statements and the information included under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" should be read in conjunction with the consolidated financial statements and related notes of the Company for the year ended December 31, 1999.

        The Company's emergence from Chapter 11 proceedings resulted in a new reporting entity with no retained earnings or accumulated deficit as of June 30, 1999. Retained earnings as of March 31, 2000 represent earnings from July 1, 1999 to March 31, 2000. A vertical black line has been drawn on certain of the accompanying consolidated financial statements and footnotes to distinguish between the pre-reorganization operating results (the "Predecessor Company") and the post-reorganization operating results (the "Reorganized Company").

        Operating results for the three months ended March 31, 2000 are for the Reorganized Company and results for the three months ended March 31, 1999 are for the Predecessor Company. The results for the Reorganized Company are not comparable to those of the Predecessor Company. Since the Company's emergence from Chapter 11 proceedings, the Company has not had significant operations as a restructured entity.

        The consolidated financial statements of the Company include the accounts of CSC and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

5.  Fresh Start Reporting

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

        The reorganization value was determined based upon the Predecessor Company's estimate of the fair value of the Company's assets as defined in the plan of reorganization, which did not assume any future origination and loan sale activity. Accordingly, the reorganization value approximates the fair value of the Company's assets before considering liabilities, which must be assumed and extinguished pursuant to the terms of the plan of reorganization plan, as amended, and represents the Company's estimates of the amount a buyer would pay for the assets after the restructuring.

6. Discontinued Operations

        The Company commenced operations in the United Kingdom in May 1995 with the formation of City Mortgage Corporation Limited ("CSC-UK"), an English corporation that originated, sold and serviced loans in England, Scotland and Wales in which the Company initially held a 50% interest of CSC-UK and subsequently purchased the remaining 50% of CSC-UK. CSC-UK had no operations and no predecessor prior to May 1995. The Company adopted a plan in March 1998 to sell the assets of CSC-UK and completed the sale in April 1998

        The net assets of CSC-UK have been reclassified on the Company's consolidated financial statements as investment in discontinued operations, net. As of March 31, 2000, the Company's net investment in discontinued operations totaled approximately $12.2 million, net representing cash on hand in the discontinued operations of approximately $12.1 million and net receivables (net of liabilities) due of approximately $100,000. No loss was recorded on discontinued operations for the quarter ended March 31, 2000. At December 1999 the Company recorded a loss on discontinued operations of $500,037, net of tax of $269,251. The Company expects to maintain a balance of cash on hand in the discontinued operations to cover existing and potential liabilities and costs pending dissolution of CSC-UK and its subsidiaries.

7. Valuation of Residuals

        The interests the Company received upon loan sales through its securitizations are in the form of residual certificates. The Company's residual certificates are comprised of interests in "Sav*-A-Loan(R)" mortgage loans (loans generally made to homeowners with little or no equity in their property but who possess a favorable credit profile and debt-to-income ratio and who often use the proceeds from such loans to repay outstanding indebtedness as well as to make home improvements).

        The Company classifies these residual certificates as "securities available-for-sale" and, as such, they are recorded at their fair value. Fair value of these certificates is determined based on various economic factors, including loan types, sizes, interest rates, dates of origination, terms and geographic locations. The Company also uses other available information such as reports on interest rates, collateral value, economic forecasts and historical default and prepayment rates of the portfolio under review. If the fair value of the residual certificates is different from the recorded value and the difference is considered to be a permanent difference, the gain or loss on the valuation of residuals will be reflected in the consolidated statements of operations. Should the unrealized gain or loss be considered a temporary difference, the unrealized amount will be recorded in accumulated other comprehensive income in stockholders' equity.

        The table below summarizes the value of the Company's residual certificates:

                                        REORGANIZED COMPANY
                                  ----------------------------------
                                  MARCH 31, 2000   DECEMBER 31, 1999
                                  --------------   -----------------
         Sav*-A-Loan(R) .........   $12,538,461       $12,538,461
                                    ===========       ===========


        The key assumptions used to value the Company's residual certificates at March 31, 2000 and December 31, 1999 were as follows:

                                                     REORGANIZED COMPANY
                                            -----------------------------------
                                           MARCH 31, 2000     DECEMBER 31, 1999
                                           --------------     -----------------
        Sav*-A-Loan(R)
           Discount Rate .................        20.0%                20.0%
           Constant Prepayment Rate ......        19.0%                19.0%
           Loss Rate Range Per Annum .....   3.0 - 8.0%           3.0 - 8.0%


        In December 1999, the Company recorded an unrealized gain of $62,739, net of tax of $33,783, on residual certificates. The unrealized gain was considered a temporary gain and as such was recorded in accumulated other comprehensive income in stockholders' equity. There were no adjustments to residual certificates for the quarter ended March 31, 2000.

8. Administrative Services Agreement

        The Company entered into an Administrative Services Agreement (the "Agreement") with AEGIS Mortgage Corporation ("AEGIS") to assume responsibility for accounting and administrative activities effective September 1, 1999. The Company pays administrative fees of $90,000 per month under the terms of the Agreement. The Agreement is effective until terminated by either party. AEGIS is be required to give the Company a minimum of ninety (90) days written notice prior to termination and the Company is required to give AEGIS a minimum of thirty (30) days written notice prior to termination.

9. Marketable Securities

        Marketable securities, which represent the Company's investment in the common stock of Mortgage.com, are classified as available-for-sale securities. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of applicable income taxes, reported as a separate component within stockholders' equity in accumulated other comprehensive income. During the first quarter of 2000, the Company exercised warrants for 70,000 shares of Mortgage.com for $50,000. Another 70,000 shares were sold in the first quarter of 2000 for $193,757; which resulted in a realized gain of $193,757. The remaining stock has been recorded at the fair market value of $131,250, net of taxes of $43,750, at March 31, 2000.

10. Comprehensive Income

        In accordance with Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", comprehensive income includes all changes in a company's equity (except those resulting from investments by and distributions to owners), including, among other things, foreign currency transaction adjustments and unrealized gains (losses) on marketable securities classified as available-for-sale. Total comprehensive income for the quarters ended March 31, 2000 and 1999 was as follows:

                                        REORGANIZED COMPANY  PREDECESSOR COMPANY
                                        -------------------  -------------------
                                         THREE MONTHS ENDED   THREE MONTHS ENDED
                                           MARCH 31, 2000       MARCH 31, 1999
                                        -------------------  -------------------
Net earnings ................................  $1,238,151          $3,350,946
Other comprehensive income:
  Unrealized gain on marketable
    securities, net of tax of $43,750 .......      81,250                --
  Unrealized gain on write-up of  residual
    certificate, net of tax of $33,783 ......      62,739                --
                                               ----------          ----------
Comprehensive income, net of tax ............  $1,382,140          $3,350,946
                                               ==========          ==========

11. Income Taxes

        Pursuant to Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", the Company had available certain deductible temporary differences and net operating loss carryforwards for use in future tax reporting periods, which created deferred tax assets. Statement of Financial Accounting Standards No. 109 requires that deferred tax assets be reduced by a valuation allowance if, based on the weight of the available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. During the three months ended March 31, 2000, the deferred tax asset valuation allowance was reduced by $666,697 with a corresponding increase in additional paid-in capital in accordance with SOP 90-7 to adjust the recorded net deferred tax asset to an amount considered more likely than not to be realized. Realization of the deferred tax asset is dependent on generating sufficient taxable income prior to the expiration of the loss carryforwards in 2014. Realization could also be affected by a significant ownership change of the Company over a period of three years as prescribed by income tax law. In view of the proposed liquidation it is more likely than not that all of the deferred tax assets will not be realized and accordingly the valuation allowance fully offsets the deferred tax asset.

        In accordance with SOP 90-7, income tax benefits recognized from pre-confirmation net operating loss carry-forwards are used first to reduce the reorganization value in excess of amounts allocable to identifiable assets and thereafter to increase additional paid-in capital.

        In accordance with the provisions of Internal Revenue Code Section 382, utilization of the Company's net operating loss carryforwards could be limited in years following a change in the Company's ownership. In general, a change in ownership occurs if a shareholder's (or the combined group of shareholders each owning less than 5%) ownership increases 50 percentage points over a three-year period. The net operating loss limitation is computed by applying a percentage (approximately 5%, as determined by the Internal Revenue Code) to the value of the Company on the date of the change. The Section 382 limitation limits the use of the net operating loss carry forward as computed on the date of change of ownership. Net operating losses incurred after the date of the change of ownership are not limited unless another change in ownership occurs. A change in ownership occurred in October of 1997 primarily as a result of conversions of the Company's Series A Preferred Stock into the Company's common stock. Additionally, a change in ownership occurred upon the Company's emergence from bankruptcy. Accordingly, the Company's use of pre-ownership change net operating losses and certain other tax attributes (if any), to the extent remaining after the reduction thereof as a result of the cancellation of indebtedness of the Company, will be limited and generally will not exceed each year the product of the long-term tax-exempt rate and the value of the Company's stock increased to reflect the cancellation of indebtedness pursuant to the amended plan of bankruptcy.

12. Earnings Per Share

        Basic earnings per share are computed on the basis of the weighted average number of common shares outstanding. Earnings per share was not calculated for the periods prior to fresh start accounting since such amounts would not be meaningful. The Company has no stock options or preferred stock convertible into common stock and therefore diluted earnings per share is equal to basic earnings per share. Basic and diluted earnings per share is calculated as follows:

                                                     REORGANIZED COMPANY
                                                     -------------------
                                                      THREE MONTHS ENDED
                                                        MARCH 31,2000
                                                     -------------------
Net Earnings ..........................................   $1,238,151
                                                          ----------
Weighted average shares ...............................    7,751,800
                                                          ----------
Basic and diluted earnings per share ..................      $ 0 .16
                                                          ==========

13. Changes in Stockholders' Equity

        During the quarter, the Company issued an additional net 23,185 shares of common stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements, which involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements. The Company undertakes no obligation to release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of anticipated or unanticipated events.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE MONTHS ENDED MARCH 31, 1999

                                                         REORGANIZED COMPANY       PREDECESSOR COMPANY
                                                         -------------------       -------------------
                                                          THREE MONTHS ENDED         THREE MONTHS ENDED
                                                           MARCH 31, 2000             MARCH 31, 1999
                                                         -------------------       -------------------
REVENUES
     Gain on sale of loans ...............................    $     --                  $5,568,012
     Interest ............................................     1,147,650                 2,282,083
     Other ...............................................     1,521,101                 1,415,906
                                                              ----------                ----------
Total revenues ...........................................     2,668,751                 9,266,001
                                                              ----------                ----------
EXPENSES
     Salaries and employee benefits ......................       152,256                 1,429,045
     Interest expense ....................................          --                   1,289,059
     Selling expenses ....................................          --                     140,926
     Other operating expenses ............................       611,647                 2,394,293
                                                              ----------                ----------
Total expenses ...........................................       763,903                 5,253,323
                                                              ----------                ----------
     Earnings before reorganization items and
           income taxes ..................................     1,904,848                 4,012,678
Reorganization items .....................................          --                     654,059
                                                              ----------                ----------
     Earnings before income taxes ........................     1,904,848                 3,358,619
Income tax provision .....................................       666,697                     7,673
                                                              ----------                ----------
NET EARNINGS APPLICABLE TO COMMON
   STOCKHOLDERS ..........................................    $1,238,151                $3,350,946
                                                              ==========                ==========

NET EARNINGS PER COMMON SHARE:
    Basic and Diluted ....................................    $     0.16                $  NMF (1)
                                                              ==========                ==========

Weighted average number of common shares outstanding:
     Basic and Diluted ...................................     7,751,800                   NMF (1)
                                                              ==========                ==========

(1)     Not Meaningful Figure due to reorganization.

THE RESULTS OF OPERATIONS SHOWN ABOVE ARE FOR THE REORGANIZED AND PREDECESSOR COMPANIES. THE COMPANY ADOPTED FRESH START REPORTING IN ACCORDANCE WITH SOP 90-7 EFFECTIVE JUNE 30, 1999. THEREFORE, THE OPERATING RESULTS PRESENTED ABOVE FOR THE THREE MONTHS ENDED MARCH 31, 2000 ARE NOT COMPARABLE TO THOSE FOR THE SAME PERIOD IN FISCAL YEAR 1999.

        Revenues decreased $6.6 million to $2.7 million for the three months ended March 31, 2000 from $9.3 million for the comparable period in 1999, primarily due to a gain recorded on the sale of loans of $5.6 million during the first quarter of 1999.

        The Company recognized no gain on the sale of loans during the three months ended March 31, 2000. The gain on the sale of loans during the first quarter of 1999 consisted of the recognition of $7.0 million related to the Company's profit participation on loans previously sold into the Company's purchase facility, offset by the sale of $90.0 million of whole loans at a loss of $1.4 million. Under the terms of the purchase facility, the Company as seller/servicer sold loans on a non-recourse basis into such facility and retained a participation in future profits in the form of servicing rights. Due to the uncertainty of the market conditions, the Company did not attribute any value to the profit participation of such loans and correspondingly did not recognize any gain upon the initial sale into such facility.

        Interest income decreased $1.2 million, or 49.7%, to $1.1 million for the three months ended March 31, 2000 from $2.3 million for the comparable period in 1999. In the first quarter of 2000 the Company recorded interest income from loans held for sale and investments in high-grade commercial paper. During the first quarter of 1999 the Company had a significantly higher average balance of loans held for sale which produced increased interest income.

        Other income increased $105,000, or 7.4%, to $1.5 million for the three months ended March 31, 2000 from $1.4 million for the comparable period in 1999. Other income for the quarter ended March 31, 2000 included $900,000 in legal settlements and a $194,000 gain on the sale of Mortgage.com common stock. During the first quarter of 1999, other income included $1.4 million in servicing revenue. In 1999 the Company recorded servicing revenue as income when collected, whereas previously the Company had assigned value to the servicing rights.

        Total expenses decreased $4.5 million, or 85.5%, to $764,000 for the three months ended March 31, 2000 from $5.3 million for the comparable period in 1999. The decrease was due primarily to a reduction of the Company's workforce and the termination of the Company's warehouse facilities.

        Salaries and employee benefits decreased $1.3 million, or 89.3%, to $152,000 for the three months ended March 31, 2000 from $1.4 million for the comparable period in 1999. This decrease was due primarily to reduced staffing levels to one employee at March 31, 2000 as compared to 52 employees at March 31, 1999, as a result of the Company's reorganization efforts.

        No interest expense was incurred during the first quarter of 2000 as compared to $1.3 million for the three months ended March 31, 1999. During the first quarter of 1999 the Company incurred interest expense on two credit warehouse facilities that were terminated during the second quarter of 1999.

        Selling and other operating expenses decreased $1.9 million or 75.9% to $612,000 for the three months ended March 31, 2000 from $2.5 million for the comparable period in 1999. This decrease was due primarily to a reduction in other operating costs. During the first quarter of 1999 the Company incurred higher operating costs associated with a corporate office. Such costs included rent, utilities, telephone and equipment leasing. The Predecessor Company's offices were closed subsequent to the first quarter of 1999; therefore, such expenses were not incurred during 2000.

        No reorganization expenses were charged during the three months ended March 31, 2000 compared to $654,000 for the same period in 1999. Expenses incurred during the first quarter of 1999 included legal fees and other expenses.

        Net earnings applicable to common stockholders decreased to $1.2 million for the three months ended March 31, 2000 from $3.4 million for the comparable period in 1999. This decrease was due primarily to revenues recognized from gains on loans sold into the Company's purchase facility during the first quarter of 1999 compared to no loan sales during the same period in 2000.

LIQUIDITY AND CAPITAL RESOURCES

        During the three months ended March 31, 2000, the Reorganized Company generated $2.3 million in cash from operations. During the three months ended March 31, 1999, the Predecessor Company generated $85.9 million from operations, of which $83.7 million was used to reduce warehouse financing. The Company's principal cash requirements include the payment of operating and post bankruptcy expenses. The Company uses its cash flow from interest income to meet its working capital needs. Should the full funding of the over-collateralization accounts in connection with the Company's securitizations occur, the Company also may receive cash payments on its residual certificates related to its securitizations, although no assurance can be given as to when or whether this will occur. Based upon the current and anticipated levels of operations, the Company believes that cash flow from operations and available cash will be adequate to meet the Company's anticipated requirements for working capital through the next twelve months.

        The Board of Directors approved a Plan of Liquidation and Dissolution of the Company. Such plan will be presented to the stockholders for approval at the Company's Annual Meeting (See Note 3. to the consolidated financial statements).

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

        The Company is dependent on interest earned from loans held for sale and investments in high-grade commercial paper for current cash flow purposes. A decrease in interest rates or the sale of loans could adversely affect cash flow; however the Company believes that cash on hand is sufficient to meet existing obligations.

        The interests that the Company received on loan sales through its securitizations are in the form of residual certificates which are classified as securities available-for-sale. Securities available-for-sale do not have a stated maturity or amortization period. The expected amount of the cash flow as well as the timing is dependent on the performance of the underlying collateral supporting each securitization. The actual cash flow of these instruments could vary substantially if the performance is different from the Company's assumptions. The Company generally develops its assumptions by analyzing past portfolio performance, current loan characteristics and current market conditions. The Company currently values residual certificates using a discount rate of 20%.

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

        WALSH ACTION. In January 1998, the Company commenced a breach of contract action in the Southern District against Walsh Securities, Inc. ("Walsh"). The action alleges that Walsh breached certain obligations that it owed to the Company under an agreement whereby Walsh sold mortgage loans to the Company. The Company claims damages totaling in excess of $11.9 million. In March 1998, Walsh filed a motion to dismiss, or, alternatively, for summary judgment. In May 1998, the Company served papers that opposed Walsh's motion and moved for summary judgment as to certain of the loans. In December 1998, Judge Stein of the Southern District denied Walsh's motion to dismiss, or, alternatively, for summary judgment with respect to all but 69 of the loans at issue in the litigation. With respect to those 69 loans, Judge Stein granted Walsh's motion and dismissed the loans from the litigation. At that time, Judge Stein also denied the Company's motion for summary judgment. On February 1, 1999, Judge Stein denied the Company's motion for reconsideration of that part of his December 1998 order that granted Walsh's motion to dismiss with respect to 69 of the loans at issue. The parties completed all discovery by the early summer of 1999, and then filed cross-motions for summary judgment. The Company moved for Partial Summary Judgment on 32 loans that were part of a fraudulent pyramid scheme in New Jersey and that Walsh warranted under the parties' agreement as being "true and correct in all material respects." Walsh, in turn, moved for summary judgment on all of the loans remaining in the case, claiming that the Company had waived its right to sue on all loans. The parties completed the briefing on both motions on October 22, 1999, and do not expect the Court to rule until some time in 2000.

        GLOBAL MORTGAGE ACTION. In August 1998, the Company filed a lawsuit in the Circuit Court for Baltimore City, Maryland entitled Cityscape Corp et. al.
v. Global Mortgage et. al. (the "Global Mortgage Action") against various defendants seeking damages for losses resulting from the Company's acquisition in 1995 and 1996 of 145 fraudulent residential mortgages on inner city Baltimore rowhouses. The complaint, as amended, seeks $5.5 million in compensatory damages and unspecified punitive damages against the mortgage broker and its principals, the title company and its principals, the settlement attorney, and the appraisers, based on theories of negligence, malpractice, conspiracy and fraud. The Company recently consummated settlements with all but one of the defendants in this case, and it has an agreement in principle to settle with the remaining defendant. Trial has been postponed indefinitely, pending consummation of the settlement agreement between the Company and the last defendant. Once the last settlement agreement has been consummated, this matter will be concluded.

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

        REGULATORY MATTERS. In April and June 1996, CSC-UK acquired J&J Securities Limited (the "J&J Acquisition") and Greyfriars Group Limited (formerly known as Heritable Finance Limited) (the "Greyfriars Acquisition"), respectively. In October 1996, the Company received a request from the staff of the Securities and Exchange Commission (the "Commission") for additional information concerning the Company's voluntary restatement of its financial statements for the quarter ended June 30, 1996. The Company initially valued the mortgage loans in the J&J Acquisition and the Greyfriars Acquisition at the respective fair value which were estimated to approximate par (or historical book value). Upon the subsequent sale of the mortgage portfolios, the Company recognized the fair value of the mortgage servicing receivables retained and recorded a corresponding gain for the fair value of such mortgage servicing receivables. Upon subsequent review, the Company determined that the fair value of such mortgage servicing rights should have been included as part of the fair value of the mortgage loans acquired as a result of such acquisitions. The effect of this accounting change resulted in a reduction in reported earnings of $26.5 million. Additionally, as a result of this accounting change, the goodwill initially recorded in connection with such acquisitions was reduced resulting in a reduction of goodwill amortization of approximately $496,000 from the previously reported figure for the second quarter. On November 19, 1996, the Company announced that it had determined that certain additional adjustments relating to the J&J Acquisition and the Greyfriars Acquisition should be made to the financial statements for the quarter ended June 30, 1996. These adjustments reflect a change in the accounting treatment with respect to restructuring charges and deferred taxes recorded as a result of such acquisitions. This caused an increase in the amount of goodwill recorded which resulted in an increase of amortization expense as previously reported in the second quarter of 1996 of $170,692. The staff of the Commission requested additional information from the Company in connection with the accounting related to the J&J Acquisition and the Greyfriars Acquisition. The Company supplied such requested information. In mid-October 1997, the Commission authorized its staff to conduct a formal investigation which, to date, has continued to focus on the issues surrounding the restatement of the financial statements for the quarter ended June 30, 1996. The Company is continuing to cooperate fully in this matter; however, the Commission has not contacted the Company on this matter since July 1999.

        In the normal course of business, aside from the matters discussed above, the Company is subject to various legal proceedings and claims, the resolution of which, in management's opinion, will not have a material adverse effect on the consolidated financial position or the results of operations of the Company.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

        Since July 1, 1999, the Company has issued an aggregate of 7,782,615 unregistered securities. Such unregistered securities were issued to creditors of the Company pursuant to the Company's First Amended Joint Plan of Reorganization under Chapter 11 of Title 11 of the United States Bankruptcy Code effective as of July 1, 1999 and were in settlement of claims against the Company. The unregistered securities were issued pursuant to Section 1145 of the United States Bankruptcy Code, which exempts such issuances from Section 5 of the Securities Act of 1933.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

        None.


ITEM 4.   SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

        None.


ITEM 5.   OTHER INFORMATION

        None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

   EXHIBIT
    NUMBER                                 DESCRIPTION OF EXHIBIT
   -------                                 ----------------------
    3.1** Certificate of Incorporation of the Company (incorporated by reference to the Company's Form 10-Q for quarter ended
                  June 30, 1999)

    3.2** Bylaws of the Company (incorporated by reference to the Company's Form 10-Q for quarter ended June 30, 1999)

   10.1** Agreement with AEGIS Mortgage Corporation - Service Agreement, dated September 1, 1999 (incorporated by reference to the Company's Form 10-Q for the quarter ended
                  September 30, 1999)

   27.1*          Financial Data Schedule
   --------------------------
    *   Indicates documents filed herewith.
    ** Indicates documents incorporated by reference from the prior filing indicated.

    (b) Reports on Form 8-K

           A current report on Form 8-K filed by the Company on January 13, 2000 announcing the appointment of Peter J. Solomon Limited Company as investment advisor. No financial statements were filed.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       AMC FINANCIAL, INC
                                          (Registrant)



Date: MAY 15, 2000                     By: /s/ D. RICHARD THOMPSON
                                               D. Richard Thompson
                                       Title:  Chief Executive
                                               Officer and President

Date: MAY 15, 2000                     By: /s/ MICHAEL L. KENNEMER
                                               Michael L. Kennemer
                                       Title:  Chief Financial Officer
                                               And Treasurer