Form 10-Q
period 2000-06-30
AMC FINANCIAL INC
filed 2000-08-17
CIK 866253

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER: 0-27314

                               AMC FINANCIAL, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

             DELAWARE                                         11-2994671
  (STATE OR OTHER JURISDICTION                              (IRS EMPLOYER
OF INCORPORATION OR ORGANIZATION)                         IDENTIFICATION NO.)

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

                                  YES [X] NO [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

                             7,782,615 SHARES, $.01 PAR VALUE,
                OF NEW COMMON STOCK, WERE OUTSTANDING AS OF AUGUST 15, 2000

                               AMC FINANCIAL, INC.
                      (FORMERLY CITYSCAPE FINANCIAL CORP.)
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                         SIX MONTHS ENDED JUNE 30, 2000

PART I - FINANCIAL INFORMATION                                            PAGE
                                                                          ----

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

Consolidated Statements of Financial Condition as of                       3
    June 30, 2000 (Unaudited) and December 31, 1999

Consolidated Statements of Operations for the three                        4
    months and six months ended June 30, 2000 and 1999 (Unaudited)

Consolidated Statements of Cash Flows for the six                          5
    months ended June 30, 2000 and 1999 (Unaudited)

Notes to Consolidated Financial Statements (Unaudited)                     6

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF                           12
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES                          18
ABOUT MARKET RISK

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS                                                 19

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS                         22

ITEM 3. DEFAULTS UPON SENIOR SECURITIES                                   22

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS               22

ITEM 5. OTHER INFORMATION                                                 22

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                  22

                         PART I. - FINANCIAL STATEMENTS

ITEM 1.  FINANCIAL STATEMENTS

                      AMC FINANCIAL, INC. AND SUBSIDIARIES
                      (FORMERLY CITYSCAPE FINANCIAL CORP.)
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                                                   REORGANIZED COMPANY
                                                                                        ---------------------------------------
                                                                                          JUNE 30, 2000       DECEMBER 31, 1999
                                                                                        ------------------   ------------------
                                                                                           (UNAUDITED)
ASSETS
    Cash and cash equivalents .......................................................   $       34,889,363   $       30,850,395
    Marketable securities ...........................................................              105,000              763,644
    Residual certificates ...........................................................           12,541,269           12,538,461
    Mortgage loans held for sale, net ...............................................           13,241,079           14,338,442
    Income taxes receivable .........................................................            1,437,288            1,437,288
    Investment in discontinued operations, net ......................................           12,054,456           12,239,110
    Other assets ....................................................................              585,360              927,828
                                                                                        ------------------   ------------------
Total assets ........................................................................   $       74,853,815   $       73,095,168
                                                                                        ==================   ==================

LIABILITIES

    Accounts payable and other liabilities ..........................................   $        8,812,568   $        9,651,469
                                                                                        ------------------   ------------------
Total liabilities ...................................................................            8,812,568            9,651,469
                                                                                        ------------------   ------------------

STOCKHOLDERS' EQUITY
    Common stock, $ .01 par value; 25,000,000 shares authorized;
      7,782,615 and 7,743,622 issued and outstanding in 2000 and 1999,
      respectively ..................................................................               77,826               77,436
    Additional paid-in capital ......................................................           62,272,688           61,202,720
    Accumulated other comprehensive income ..........................................               98,489              559,108
    Retained earnings ...............................................................            3,592,244            1,604,435
                                                                                        ------------------   ------------------
Total stockholders' equity ..........................................................           66,041,247           63,443,699
                                                                                        ------------------   ------------------
Total liabilities and stockholders' equity ..........................................   $       74,853,815   $       73,095,168
                                                                                        ==================   ==================

          See accompanying notes to consolidated financial statements.

                      AMC FINANCIAL, INC. AND SUBSIDIARIES
                      (FORMERLY CITYSCAPE FINANCIAL CORP.)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                 REORGANIZED       PREDECESSOR       REORGANIZED       PREDECESSOR
                                                                   COMPANY           COMPANY           COMPANY           COMPANY
                                                                -------------     -------------     -------------     -------------
                                                                  THREE MONTHS ENDED JUNE 30,           SIX MONTHS ENDED JUNE 30,
                                                                -------------     -------------     -------------     -------------
                                                                     2000             1999              2000               1999
                                                                -------------     -------------     -------------     -------------
REVENUES
    (Loss) gain on sale of loans ...........................    $        --       $    (958,717)    $        --       $   4,609,295
    Loss on valuation of residuals .........................             --         (20,847,449)             --         (20,847,449)
    Interest ...............................................        1,100,331         1,046,404         2,247,981         3,328,487
    Other ..................................................        1,144,971         6,243,867         2,666,074         7,659,773
                                                                -------------     -------------     -------------     -------------
Total revenues (losses) ....................................        2,245,302       (14,515,895)        4,914,055        (5,249,894)
                                                                -------------     -------------     -------------     -------------

EXPENSES
    Salaries and employee benefits .........................            4,302         1,427,944             7,807         2,856,989
    Interest expense .......................................             --             112,571              --           1,401,630
    Selling expenses .......................................             --             115,481              --             256,407
    Other operating expenses ...............................          903,029         3,858,852         1,663,427         6,253,145
    Restructuring charge ...................................             --             790,000              --             790,000
                                                                -------------     -------------     -------------     -------------
Total expenses .............................................          907,331         6,304,848         1,671,234        11,558,171
                                                                -------------     -------------     -------------     -------------
    Earnings (loss) from continuing operations before
       reorganization items, income taxes
       and extraordinary item ..............................        1,337,971       (20,820,743)        3,242,821       (16,808,065)
Reorganization items .......................................             --             989,999              --           1,644,058
                                                                -------------     -------------     -------------     -------------
    Earnings (loss) from continuing
      operations before income taxes and extraordinary
      item .................................................        1,337,971       (21,810,742)        3,242,821       (18,452,123)
Income tax provision .......................................          468,290            60,000         1,134,987            67,673
                                                                -------------     -------------     -------------     -------------
    Earnings (loss) from continuing operations
      before extraordinary item ............................          869,681       (21,870,742)        2,107,834       (18,519,796)

Extraordinary item -gain from discharge of pre-
  petition liabilities .....................................             --         416,094,747              --         416,094,747
                                                                -------------     -------------     -------------     -------------
    Earnings from continuing operations ....................          869,681       394,224,005         2,107,834       397,574,951

DISCONTINUED OPERATIONS:
     Loss from discontinued operations, net of
       income tax benefit of $64,629 .......................         (120,025)             --            (120,025)             --


NET EARNINGS ...............................................    $     749,656     $ 394,224,005     $   1,987,809     $ 397,574,951
                                                                =============     =============     =============     =============

NET EARNINGS (LOSS) PER COMMON SHARE:
    Basic and Diluted
       Earnings from continuing operations .................    $         .11                 *     $         .27                 *
       Loss from discontinued operations ...................             (.01)                *              (.01)                *
                                                                -------------                       -------------
       Net earnings ........................................    $         .10                 *     $         .26                 *
                                                                =============                       =============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING:
    Basic and Diluted ......................................        7,780,449                 *         7,766,652                 *
                                                                =============                       =============

*Per share amounts are not meaningful due to reorganization.  See Note 2.

          See accompanying notes to consolidated financial statements.

                      AMC FINANCIAL, INC. AND SUBSIDIARIES
                      (FORMERLY CITYSCAPE FINANCIAL CORP.)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                      REORGANIZED COMPANY     PREDECESSOR COMPANY
                                                                                      --------------------    --------------------
                                                                                        SIX MONTHS ENDED        SIX MONTHS ENDED
                                                                                         JUNE 30, 2000            JUNE 30, 1999
                                                                                      --------------------    --------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Earnings ...................................................................   $          1,987,809    $        397,574,951
    Adjustments to reconcile net earnings to net cash
      provided by operating activities:
    Depreciation and amortization .................................................                   --                   367,453
    Income taxes payable ..........................................................              1,070,358                 210,093
    Gain from discharge of pre-petition liabilities ...............................                   --              (416,094,747)
    Decrease (Increase) in residual certificates ..................................                 (2,808)             21,218,991
    Proceeds from sale of mortgages ...............................................                   --               104,576,347
    Other, net ....................................................................                798,955              10,582,414
    Adjustments to discontinued assets and liabilities
      (Note 6) ....................................................................                184,654                    --
                                                                                      --------------------    --------------------
Net cash provided by operating activities .........................................              4,038,968             118,435,502
                                                                                      --------------------    --------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Sale of equipment .............................................................                   --                    21,441
                                                                                      --------------------    --------------------
Net cash provided by investing activities .........................................                   --                    21,441
                                                                                      --------------------    --------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Decrease in warehouse financings ..............................................                   --              (105,969,355)
                                                                                      --------------------    --------------------
Net cash used in financing activities .............................................                   --              (105,969,355)
                                                                                      --------------------    --------------------

Net increase in cash and cash equivalents .........................................              4,038,968              12,487,588
Cash and cash equivalents at beginning of period ..................................             30,850,395              18,405,426
                                                                                      --------------------    --------------------
Cash and cash equivalents at end of period ........................................   $         34,889,363    $         30,893,014
                                                                                      ====================    ====================

Supplemental disclosure of cash flow information:
    Interest paid during the period:
    Continuing operations .........................................................   $               --      $          1,693,980
    Discontinued operations .......................................................                   --
Supplemental schedule of non-cash investing and financing activities:
    Unrealized gain on marketable securities, net of tax ..........................   $               --      $               --
    Cancellation of indebtedness ..................................................                   --               476,510,976
    Extinguishment of old stock ...................................................                   --              (175,778,644)
    Issuance of new common stock ..................................................                   --                60,416,229

          See accompanying notes to consolidated financial statements.

                      AMC FINANCIAL, INC. AND SUBSIDIARIES
                      (FORMERLY CITYSCAPE FINANCIAL CORP.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000
                                   (UNAUDITED)

1. Organization

      AMC Financial, Inc., formerly Cityscape Financial Corp. (the "Company" or "AMC"), was a consumer finance company which, through its wholly owned subsidiary Cityscape Corp. ("CSC"), was in the business of selling and servicing mortgage loans secured primarily by one- to four-family residences. The Company was previously in the business of originating and purchasing mortgage loans until such business was indefinitely suspended in November 1998. The majority of the Company's loans were made to owners of single-family residences for such purposes as debt consolidation, financing of home improvements and educational expenditures. In October 1998, the Company and CSC filed voluntary petitions for bankruptcy in the United States Bankruptcy Court. The Bankruptcy Court confirmed the amended plan of reorganization in June 1999. In September 1999 the Company relocated operations from Elmsford, New York to Houston, Texas. The debtors' cases against the Company and CSC were closed and a final decree granted on May 4, 2000.

2. Reorganization

      The Company has been reorganized through a plan of reorganization under Chapter 11 of Title 11 of the United States Bankruptcy Code. Although the plan, as amended, became effective on July 1, 1999, the effective date of the plan for accounting purposes is considered to be June 30, 1999, and accordingly, the Company adopted fresh start reporting as of June 30, 1999 (see Notes 4 and 5). Adjustments were recorded as of June 30, 1999 to reflect the effects of the consummation of the plan of reorganization and the implementation of fresh start reporting.

3. Plan of Liquidation and Dissolution

      In January 2000 the Company engaged a financial advisor, Peter J. Solomon Company Limited, to advise the Company on strategic alternatives regarding the Company's future. Such alternatives included re-entering the mortgage loan origination and servicing business, sale of the Company, liquidation of assets and subsequent distribution of cash to the shareholders upon dissolution of the Company and maintenance of the current status of the Company. In April 2000 the financial advisor recommended to the Board of Directors that liquidation and subsequent dissolution of the Company was the strategy most likely to maximize stockholder value. On May 2, 2000 the Board of Directors authorized, subject to stockholder approval, the orderly liquidation of the Company's assets pursuant to the Plan of Liquidation and Dissolution (the "Plan"). The Plan provides that, if the requisite stockholder approval is received (such time of approval deemed the "Effective Date"), the officers and directors of the Company will initiate the complete liquidation and subsequent dissolution of the Company. After the Effective Date, AMC will not engage in any business activities except for the purpose of preserving the value of its assets, prosecuting and defending suits by or against the Company, satisfying all outstanding liabilities, adjusting and winding up its business and affairs, selling and liquidating its properties and assets and making distributions to the stockholders in accordance with the Plan. Once the liquidation of AMC's property and assets is substantially completed, or at such earlier time as determined by the Board of Directors, the officers of the Company will promptly execute and file a certificate of dissolution with the Secretary of the State of Delaware. Such Plan will be submitted to the stockholders for approval at the Company's Annual Meeting of Stockholders currently scheduled to be held on September 12, 2000. If the Plan is not approved by the stockholders, the Board of Directors will explore alternatives then available for the future of the Company.

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

      The Company's emergence from Chapter 11 proceedings resulted in a new reporting entity with no retained earnings or accumulated deficit as of June 30, 1999. Retained earnings as of June 30, 2000 represent earnings from July 1, 1999 through June 30, 2000. A vertical black line has been drawn on certain of the accompanying consolidated financial statements and footnotes to distinguish between the pre-reorganization operating results (the "Predecessor Company") and the post-reorganization operating results (the "Reorganized Company").

      Operating results for the three and six months ended June 30, 2000 are for the Reorganized Company and results for the three and six months ended June 30, 1999 are for the Predecessor Company. The results for the Reorganized Company are not comparable to those of the Predecessor Company. Since the Company's emergence from Chapter 11 proceedings, the Company has not had significant operations as a restructured entity.

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

      The reorganization value was determined based upon the Predecessor Company's estimate of the fair value of the Company's assets as defined in the plan of reorganization, which did not assume any future origination and loan sale activity. Accordingly, the reorganization value approximates the fair value of the Company's assets before considering liabilities, which must be assumed and extinguished pursuant to the terms of the plan of reorganization, as amended, and represents the Company's estimates of the amount a buyer would pay for the assets after the restructuring.

6. Discontinued Operations

      The Company commenced operations in the United Kingdom in May 1995 with the formation of City Mortgage Corporation Limited ("CSC-UK"), an English corporation that originated, sold and serviced loans in England, Scotland and Wales. The Company initially held a 50% interest in CSC-UK and subsequently purchased the remaining 50% of CSC-UK. CSC-UK had no operations and no predecessor prior to May 1995. In March 1998 the Company adopted a plan to sell the assets of CSC-UK and completed the sale in April 1998.

      The net assets of CSC-UK have been reclassified on the Company's consolidated financial statements as investment in discontinued operations, net. As of June 30, 2000, the Company's net investment in discontinued operations totaled approximately $12.1 million, net representing cash on hand in the discontinued operations of approximately $12.2 million and net receivables (net of liabilities) due of approximately $145,000. A loss of $120,025, net of tax of $64,629 was recorded on discontinued operations for the quarter ended June 30, 2000. The loss resulted from an increase in the reserve recorded against the income tax receivable due from the Inland Revenue Service. At December 1999 the Company recorded a loss on discontinued operations of $500,037, net of tax of $269,251. The Company expects to maintain a balance of cash on hand in the discontinued operations to cover existing and potential liabilities and costs pending dissolution of CSC-UK and its subsidiaries.

7. Valuation of Residuals

      The interests the Company received upon loan sales through its securitizations are in the form of residual certificates. The Company's residual certificates are comprised of interests in "Sav*-A-Loan(R)" mortgage loans (loans generally made to homeowners with little or no equity in their property but who possess a favorable credit profile and debt-to-income ratio and who often used the proceeds from such loans to repay outstanding indebtedness as well as to make home improvements).

      The Company classifies these residual certificates as securities available-for-sale and, as such, they are recorded at their fair value. Fair value of these certificates is determined based on various economic factors, including loan types, sizes, interest rates, dates of origination, terms and geographic locations. The Company also uses other available information such as reports on interest rates, collateral value, economic forecasts and historical default and prepayment rates of the portfolio under review. If the fair value of the residual certificates is different from the recorded value and the difference is considered to be a permanent difference, the gain or loss on the valuation of residuals will be reflected in the consolidated statements of operations. Should the unrealized gain or loss be considered a temporary difference, the unrealized amount, net of applicable income taxes, will be recorded in accumulated other comprehensive income in stockholders' equity.

      The table below summarizes the value of the Company's residual certificates:

                                                    REORGANIZED COMPANY
                                         ---------------------------------------
                                            JUNE 30, 2000      DECEMBER 31, 1999
                                         ------------------   ------------------
Sav*-A-Loan(R) .......................   $       12,541,269   $       12,538,461
                                         ==================   ==================


      The key assumptions used to value the Company's residual certificates at June 30, 2000 and December 31, 1999 were as follows:

                                                  REORGANIZED COMPANY
                                      ----------------------------------------
                                         JUNE 30, 2000       DECEMBER 31, 1999
                                      ------------------    ------------------
Sav*-A-Loan(R)
     Discount Rate .................                20.0%                 20.0%
     Constant Prepayment Rate ......                19.0%                 19.0%
     Loss Rate Range Per Annum .....          3.0 - 8.0%            3.0 - 8.0%

      There were no adjustments to residual certificates for the quarter and six months ended June 30, 2000. In December 1999, the Company recorded an unrealized gain of $62,739, net of tax of $33,783, on residual certificates. The unrealized gain was considered a temporary gain and, as such, was recorded in accumulated other comprehensive income in stockholders' equity.

8. Administrative Services Agreement

      The Company entered into an Administrative Services Agreement (the "Agreement") with AEGIS Mortgage Corporation ("AEGIS") to assume responsibility for accounting and administrative activities effective September 1, 1999. The Company pays administrative fees of $90,000 per month under the terms of the Agreement. The Agreement is effective until terminated by either party. AEGIS is required to give the Company a minimum of ninety (90) days written notice prior to termination and the Company is required to give AEGIS a minimum of thirty
(30) days written notice prior to termination.

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

Another 70,000 shares were sold in the first quarter of 2000 for $193,757; which resulted in a realized gain of $193,757. The remaining stock has been recorded at the fair market value of $85,750 net of taxes of $19,250, at June 30, 2000.

10. Comprehensive Income

      In accordance with Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," comprehensive income includes all changes in a company's equity (except those resulting from investments by and distributions to owners), including, among other things, foreign currency transaction adjustments and unrealized gains (losses) on marketable securities classified as available-for-sale. Total comprehensive income for the quarter ended June 30, 2000 and the six months ended June 30, 2000 follows:

                                                                     REORGANIZED      PREDECESSOR     REORGANIZED      PREDECESSOR
                                                                       COMPANY          COMPANY         COMPANY          COMPANY
                                                                    -------------    -------------   -------------    -------------
                                                                          THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                    ------------------------------   ------------------------------
                                                                    JUNE 30, 2000    JUNE 30, 1999   JUNE 30, 2000    JUNE 30, 1999
                                                                    -------------    -------------   -------------    -------------
Net earnings ....................................................   $     749,656    $ 394,224,005   $   1,987,809    $ 397,574,951
Other comprehensive income:
    Unrealized gain (loss) on marketable securities,
      net of tax benefit of $24,500 and $180,210 respectively ...         (45,500)            --          (334,677)            --

    Reclassification adjustment,
      net of tax of $67,815 .....................................            --               --          (125,942)            --
                                                                    -------------    -------------   -------------    -------------
    Net gain (loss) recognized
      in other comprehensive income .............................         (45,500)            --          (460,619)            --
                                                                    -------------    -------------   -------------    -------------

Total comprehensive income, net of tax ..........................   $     704,156    $ 394,224,005   $   1,527,190    $ 397,574,951
                                                                    =============    =============   =============    =============

11. Income Taxes

      Pursuant to Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", the Company had available certain deductible temporary differences and net operating loss carryforwards for use in future tax reporting periods, which created deferred tax assets. Statement of Financial Accounting Standards No. 109 requires that deferred tax assets be reduced by a valuation allowance if, based on the weight of the available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. During the six months ended June 30, 2000, the deferred tax asset valuation allowance was reduced by $1,070,358 with a corresponding increase in additional paid-in capital in accordance with SOP 90-7 to adjust the recorded net deferred tax asset to an amount considered more likely than not to be realized. Realization of the deferred tax asset is dependent on generating sufficient taxable income prior to the expiration of the loss carryforwards in 2014. Realization could also be affected by a significant ownership change of the Company over a period of three years as prescribed by income tax law. In view of the proposed liquidation it is more likely than not that all of the deferred tax assets will not be realized and accordingly the valuation allowance fully offsets the deferred tax asset.

      In accordance with SOP 90-7, income tax benefits recognized from pre-confirmation net operating loss carryforwards are used first to reduce the reorganization value in excess of amounts allocable to identifiable assets and thereafter to increase additional paid-in capital.

      In accordance with the provisions of Internal Revenue Code Section 382, utilization of the Company's net operating loss carryforwards could be limited in years following a change in the Company's ownership. In general, a change in ownership occurs if a shareholder's (or the combined group of shareholders each owning less than 5%) ownership increases 50 percentage points over a three-year period. The net operating loss limitation is computed by applying a percentage (approximately 5%, as determined by the Internal Revenue Code) to the value of the Company on the date of the change. The Section 382 limitation limits the use of the net operating loss carryforward as computed on the date of change of ownership. Net operating losses incurred after the date of the change of ownership are not limited unless another change in ownership occurs. A change in ownership occurred in October 1997 primarily as a result of conversions of the Company's Series A Preferred Stock into the Company's common stock. Additionally, a change in ownership occurred upon the Company's emergence from bankruptcy. Accordingly, the Company's use of pre-ownership change net operating losses and certain other tax attributes (if any), to the extent remaining after the reduction thereof as a result of the cancellation of indebtedness of the Company, will be limited and generally will not exceed each year the product of the long-term tax-exempt rate and the value of the Company's stock increased to reflect the cancellation of indebtedness pursuant to the amended plan of bankruptcy.

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

                                                 REORGANIZED COMPANY
                                       ---------------------------------------
                                       THREE MONTHS ENDED    SIX MONTHS ENDED
                                          JUNE 30, 2000       JUNE 30, 2000
                                       ------------------   ------------------

Net Earnings ......................... $          749,656   $        1,987,809

Weighted average shares ..............          7,780,449            7,766,652
Basic and diluted earnings per share . $              .10   $              .26
                                       ==================   ==================

13. Changes in Stockholders' Equity

      During the six months ended June 30, 2000, the Company issued an additional 38,993 shares of common stock. There were no cash proceeds related to the issuance of these shares. There will be no more shares issued with the granting of the final decree.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE MONTHS ENDED JUNE 30, 1999:

                                                                                                    REORGANIZED        PREDECESSOR
                                                                                                      COMPANY            COMPANY
                                                                                                   -------------      -------------
                                                                                                      THREE MONTHS ENDED JUNE 30,
                                                                                                   --------------------------------
                                                                                                        2000              1999
                                                                                                   -------------      -------------
REVENUES
    Loss on sale of loans ....................................................................     $        --        $    (958,717)
    Loss on valuation of residuals ...........................................................              --          (20,847,449)
    Interest .................................................................................         1,100,331          1,046,404
    Other ....................................................................................         1,144,971          6,243,867
                                                                                                   -------------      -------------
Total revenues (losses) ......................................................................         2,245,302        (14,515,895)
                                                                                                   -------------      -------------

EXPENSES
    Salaries and employee benefits ...........................................................             4,302          1,427,944
    Interest expense .........................................................................              --              112,571
    Selling expenses .........................................................................              --              115,481
    Other operating expenses .................................................................           903,029          3,858,852
    Restructuring charge .....................................................................              --              790,000
                                                                                                   -------------      -------------
Total expenses ...............................................................................           907,331          6,304,848
                                                                                                   -------------      -------------
     Earnings (loss) from continuing operations before reorganization items, income
     taxes and extraordinary item ............................................................         1,337,971        (20,820,743)
Reorganization items .........................................................................              --              989,999
                                                                                                   -------------      -------------
    Earnings (loss) from continuing operations before income taxes and extraordinary item ....         1,337,971        (21,810,742)
Income tax provision .........................................................................           468,290             60,000
                                                                                                   -------------      -------------
    Earnings (loss) from continuing operations before extraordinary item .....................           869,681        (21,870,742)
Extraordinary item -gain from discharge of pre-petition liabilities ..........................              --          416,094,747
                                                                                                   -------------      -------------
    Earnings from continuing operations ......................................................           869,681        394,224,005

DISCONTINUED OPERATIONS:
     Loss from discontinued operations, net of income tax benefit of $64,629 .................          (120,025)              --
                                                                                                   -------------      -------------

NET EARNINGS .................................................................................     $     749,656      $ 394,224,005
                                                                                                   =============      =============
NET EARNINGS (LOSS) PER COMMON SHARE:
    Basic and Diluted
       Earnings from continuing operations ...................................................     $         .11                  *
       Loss from discontinued operations .....................................................              (.01)                 *
                                                                                                   -------------
       Net earnings ..........................................................................     $         .10                  *
                                                                                                   =============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
    Basic and Diluted ........................................................................         7,780,449                  *
                                                                                                   =============

*Per share amounts are not meaningful due to reorganization.

THE RESULTS OF OPERATIONS SHOWN ABOVE ARE FOR THE REORGANIZED AND PREDECESSOR COMPANIES. THE COMPANY ADOPTED FRESH START REPORTING IN ACCORDANCE WITH SOP 90-7 EFFECTIVE JUNE 30, 1999. THEREFORE, THE OPERATING RESULTS PRESENTED ABOVE FOR THE THREE MONTHS ENDED JUNE 30, 2000 ARE NOT COMPARABLE TO THOSE FOR THE SAME PERIOD IN FISCAL YEAR 1999.

      Revenues increased $16.7 million to $2.2 million for the three months ended June 30, 2000 from a negative $14.5 million for the comparable period in 1999, primarily due to a loss on the valuation of residuals of $20.8 million recorded during the second quarter of 1999.

      The Company did not sell any loans and therefore recognized no gain or loss on the sale of loans during the three months ended June 30, 2000. For the comparable period in 1999, the Company recognized a loss on the sale of loans of $959,000 primarily due to a reserve of $1.0 million established on amounts due from loans sold in 1999. This loss was partially offset by a gain of $43,000 on the sale of $16.6 million of whole loans at an average net premium of 0.3%.

      For the three months ended June 30, 2000, the Company had no decrease in the valuation of residuals. During the comparable period in 1999 the Company recorded an unrealized loss on the valuation of residuals of $20.8 million. In the second quarter of 1999, the Company increased the loss rate from the first quarter on both home equity and Sav*-A-Loan(R) securitizations. The constant prepayment rate on Sav*-A-Loan(R) securitizations was also increased from the first quarter of 1999 to the second quarter of 1999. There were no rate changes from the first quarter of 2000 to the second quarter of 2000.

      Interest income increased $.1 million, or 5.2%, to $1.1 million for the three months ended June 30, 2000 from $1.0 million for the comparable period in 1999. In the second quarter of 2000 the Company recorded interest income from loans held for sale and investments in high-grade commercial paper. During the second quarter of 1999 the Company had a higher average balance of loans held for sale, which produced increased interest income.

      Other income decreased $5.1 million, or 82.7%, to $1.1 million for the three months ended June 30, 2000 from $6.2 million for the comparable period in 1999. During the second quarter of 1999, the Company entered into agreements to transfer its servicing rights on all of its home equity securitizations and received net cash of $14.4 million. The Company reported a net gain of $6.1 million which represented amounts received in excess of the Company's carrying value of servicer advances. Servicer advances represented claims against the securitization trusts for reimbursement of advances made to such trusts by the Company as servicer.

      Total expenses decreased $5.4 million, or 85.6%, to $.9 million for the three months ended June 30, 2000 from $6.3 million for the comparable period in 1999. The decrease was due primarily to a reduction of the Company's workforce and the resulting reduction of other operating expenses.

      Salaries and employee benefits decreased $1.4 million, or 99.7%, to $0.0 for the three months ended June 30, 2000 from $1.4 million for the comparable period in 1999. This decrease was due to a reduction of staffing levels to one employee at June 30, 2000 as compared to 42 employees at June 30,

1999. During the three months ended June 30, 2000, the employees salary was paid by another company and reimbursed by the Company. The expense is included in other operating expenses.

      No interest expense was incurred during the second quarter of 2000 as compared to $113,000 for the three months ended June 30, 1999. During the second quarter of 1999 the Company incurred interest expense on two credit warehouse facilities until April 1999 when the Company paid off all warehouse related financing.

      Selling and other operating expenses decreased $3.1 million, or 77.3%, to $.9 million for the three months ended June 30, 2000 from $4.0 million for the comparable period in 1999. This decrease was due primarily to a reduction in other operating costs. During the second quarter of 1999 the Company incurred higher operating costs associated with a corporate office. Such costs included rent, utilities, telephone and equipment leasing. The Predecessor Company's offices were closed subsequent to the second quarter of 1999; therefore, such expenses were not incurred during 2000.

      There were no restructuring charges incurred during the second quarter of 2000 as compared to $790,000 during the same period in 1999. Such charges were incurred in association with the Company's plan to relocate the corporate offices from Elmsford, New York to Houston, Texas and included severance obligations and future lease obligations.

      Net earnings decreased to $.7 million for the three months ended June 30, 2000 from $394.2 million for the comparable period in 1999. Included in net earnings for the three months ended June 30, 1999 was an extraordinary item reflecting the gain from the discharge of pre-petition liabilities, net of taxes, totaling $416.1 million. Excluding the extraordinary item, there was an increase in net earnings for the second quarter of 2000 as compared to the same period in 1999 primarily as a result of the unrealized loss on the valuation of residuals recorded in 1999.

SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO SIX MONTHS ENDED JUNE 30, 1999

                                                                                                  REORGANIZED          PREDECESSOR
                                                                                                    COMPANY              COMPANY
                                                                                                 -------------        -------------
                                                                                                      SIX MONTHS ENDED JUNE 30,
                                                                                                 ----------------------------------
                                                                                                      2000                   1999
                                                                                                 -------------        -------------
REVENUES
    Gain on sale of loans ................................................................       $        --          $   4,609,295
    Loss on valuation of residuals .......................................................                --            (20,847,449)
    Interest .............................................................................           2,247,981            3,328,487
    Other ................................................................................           2,666,074            7,659,773
                                                                                                 -------------        -------------
Total revenues (losses) ..................................................................           4,914,055           (5,249,894)
                                                                                                 -------------        -------------

EXPENSES
    Salaries and employee benefits .......................................................               7,807            2,856,989
    Interest expense .....................................................................                --              1,401,630
    Selling expenses .....................................................................                --                256,407
    Other operating expenses .............................................................           1,663,427            6,253,145
    Restructuring charge .................................................................                --                790,000
                                                                                                 -------------        -------------
Total expenses ...........................................................................           1,671,234           11,558,171
                                                                                                 -------------        -------------
    Earnings (loss) from continuing operations before reorganization items,
      income taxes and extraordinary item ................................................           3,242,821          (16,808,065)
Reorganization items .....................................................................                --              1,644,058
                                                                                                 -------------        -------------
    Earnings (loss) from continuing operations before income taxes and
      extraordinary item .................................................................           3,242,819          (18,452,123)
Income tax provision .....................................................................           1,134,987               67,673
                                                                                                 -------------        -------------
    Earnings (loss) from continuing operations before extraordinary item .................           2,107,834          (18,519,796)

Extraordinary item -gain from discharge of pre-petition liabilities ......................                --            416,094,747
                                                                                                 -------------        -------------
    Earnings from continuing operations ..................................................           2,107,834          397,574,951

DISCONTINUED OPERATIONS:
     Loss from discontinued operations, net of income tax benefit of $64,629 .............            (120,025)                --

NET EARNINGS .............................................................................       $   1,987,809        $ 397,574,951
                                                                                                 =============        =============

NET EARNINGS (LOSS) PER COMMON SHARE:

    Basic and Diluted
       Earnings from continuing operations ...............................................       $         .27                    *
       Loss from discontinued operations .................................................                (.01)                   *
                                                                                                 -------------
       Net earnings ......................................................................       $         .26                    *
                                                                                                 =============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
    Basic and Diluted ....................................................................           7,766,652                    *
                                                                                                 =============

*Per share amounts are not meaningful due to reorganization.

THE RESULTS OF OPERATIONS SHOWN ABOVE ARE FOR THE REORGANIZED AND PREDECESSOR COMPANIES. THE COMPANY ADOPTED FRESH START REPORTING IN ACCORDANCE WITH SOP 90-7 EFFECTIVE JUNE 30, 1999. THEREFORE, THE OPERATING RESULTS PRESENTED ABOVE FOR THE SIX MONTHS ENDED JUNE 30, 2000 ARE NOT COMPARABLE TO THOSE FOR THE SAME PERIOD IN FISCAL YEAR 1999.

      Revenues increased $10.1 million to $4.9 million for the six months ended June 30, 2000 from negative $5.2 million for the comparable period in 1999. This increase was due primarily to no losses recorded on the valuation of residuals for the six months ended June 30, 2000 as compared to a loss of $20.8 million for the comparable period in 1999. The net loss in revenues in 1999 was partially offset by a gain on the sale of loans of $4.6 million and the recognition of $6.1 million of revenues related to the transfer of its home equity servicing rights and related servicer advances during the first six months of 1999.

      There were no loans sold during the first six months of 2000 and therefore no gain or loss was recorded as compared to a $4.6 million gain for the same period in 1999. Since the Company's emergence from bankruptcy in June 1999, the Company has not actively engaged in the purchase and sale of loans. For the six months ended June 30, 1999, the Company recognized a gain of $7.0 million on the sale of loans which related to the Company's profit participation on loans previously sold into the Company's purchase facility, offset by the sale of $106.6 million of loans sold at a net loss of $2.4 million.

      For the six months ended June 30, 2000, the Company had no losses on the valuation of residuals as compared to losses of $20.8 million for the six months ended June 30, 1999. The Company utilized the same discount rate, constant prepayment rate and loss rate per annum at June 30, 2000 and December 31, 1999. The Company's loss on valuation residuals of $20.8 million for the six months ended June 30, 1999 was recorded during the second quarter of 1999. This loss was a result of increasing the loss rates on both home equity and Sav*-A-Loan(R) securitizations and increasing the constant prepayment rate on Sav*-A-Loan(R) securitizations.

      Interest income decreased $1.1 million, or 32.5%, to $2.2 million for the six months ended June 30, 2000 from $3.3 million for the comparable period in 1999. This decrease was due primarily to lower average balances of mortgage loans held for sale during the first six months of 2000 as compared to the same period in 1999.

      Other income decreased $5.0 million to $2.7 million for the six months ended June 30, 2000 from $7.7 million for the comparable period in 1999. During the second quarter of 1999, the Company entered into agreements to transfer its servicing rights on all of its home equity securitizations and received net cash of $14.4 million resulting in a net gain of $6.1 million, representing amounts received in excess of the Company's carrying value of servicer advances. Servicer advances represent claims against the securitization trusts for reimbursement of advances made to such trusts by the Company as servicer.

      Total expenses decreased $9.9 million, or 85.5%, to $1.7 million for the six months ended June 30, 2000 from $11.6 million for the comparable period in 1999. This decrease was due primarily to the reduction of its workforce from 42 at June 30, 1999 to one June 30, 2000.

      Salaries and employee benefits decreased $2.9 million, or 99.7%, to $0.0 million for the six months ended June 30, 2000 from $2.9 million for the comparable period in 1999. This decrease was due primarily to decreased staffing levels to one employee at June 30, 2000 as compared to 42 employees at June 30, 1999. This expense is recorded in other expense for the six months ended June 30, 2000.

      Interest expense decreased $1.4 million, or 100.0%, to $0.0 million for the six months ended June 30, 2000 from $1.4 million for the comparable period in 1999. In 1999 the Company incurred interest expense on warehouse facility lines which were paid off in April 1999.

      Selling and other expenses decreased $4.8 million, or 74.4%, to $1.7 million for the six months ended June 30, 2000 from $6.5 million for the comparable period in 1999. This decrease was due primarily to decreased operating costs of $4.6 million, or 73.4%, to $1.7 million for the six months ended June 30, 2000 from $6.3 million for the comparable period in 1999 reflecting the Company's restructuring efforts and related reduction in workforce.

      There were no restructuring charges for the six months ended June 30, 2000 as compared to $790,000 recorded during the six months ended June 30, 1999. Restructuring charges incurred in 1999 were a result of the Company's plan to move its operations from Elmsford, New York to Houston, Texas. Restructuring charges primarily represented severance obligations and future lease obligations.

      No reorganization items were incurred during the six months ended June 30, 2000 as compared to $1.6 million for the same period in 1999. Reorganization items for 1999 primarily included legal and other professional services.

      Net earnings decreased $395.5 million for the six months ended June 30, 2000 to $2.0 million from $397.6 million for the comparable period in 1999. Included in the net earnings in 1999 is an extraordinary item reflecting the gain from the discharge of pre-petition liabilities, net of taxes, totaling $416.1 million. Excluding the extraordinary gain, the Company incurred a loss during the first six months of 1999 due primarily to a loss on valuation of residuals which was partially offset by gains recognized on loans sold into the Company's purchase facility as well as the gain recognized on the transfer of servicing rights.

Liquidity and Capital Resources

      During the six months ended June 30, 2000, the Reorganized Company generated $4.0 million in cash from operations. During the six months ended June 30, 1999, the Predecessor Company generated $118.4 million from operations which included $416.1 million gain on the discharge of pre-petition liabilities. The Company's principal cash requirements include the payment of operating and post bankruptcy expenses. The Company uses its cash flow from interest income to meet its working capital needs. Should the full funding of the over-collateralization accounts in connection with the Company's securitizations occur, the Company also may receive cash payments on its residual certificates related to its securitizations, although no assurance can be given as to when or whether this will occur. Based upon the current and anticipated levels of operations, the Company believes that cash flow from operations and available cash will be adequate to meet the Company's anticipated requirements for working capital through the next twelve months.

      The Board of Directors approved a Plan of Liquidation and Dissolution of the Company on May 2, 2000. The Plan will be presented to the stockholders for approval at the Company's Annual Meeting (See Note 3 to the consolidated financial statements).

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

      The interests that the Company received on loan sales through its securitizations are in the form of residual certificates which are classified as securities available-for-sale. Securities available-for-sale do not have a stated maturity or amortization period. The expected amount of the cash flow as well as the timing is dependent on the performance of the underlying collateral supporting each securitization. The actual cash flow of these instruments could vary substantially if the performance is different from the Company's assumptions. The Company generally develops its assumptions by analyzing past portfolio performance, current loan characteristics and current market conditions. The Company currently values residual certificates using a discount rate of 20.0%.

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

      WALSH ACTION. In January 1998, the Company commenced a breach of contract action in the Southern District against Walsh Securities, Inc. ("Walsh"). The action alleges that Walsh breached certain obligations that it owed to the Company under an agreement whereby Walsh sold mortgage loans to the Company. The Company claims damages totaling in excess of $11.9 million. In March 1998, Walsh filed a motion to dismiss, or, alternatively, for summary judgment. In May 1998, the Company served papers that opposed Walsh's motion and moved for summary judgment as to certain of the loans. In December 1998, Judge Stein of the Southern District denied Walsh's motion to dismiss, or, alternatively, for summary judgment with respect to all but 69 of the loans at issue in the litigation. With respect to those 69 loans, Judge Stein granted Walsh's motion and dismissed the loans from the litigation. At that time, Judge Stein also denied the Company's motion for summary judgment. On February 1, 1999, Judge Stein denied the Company's motion for reconsideration of that part of his December 1998 order that granted Walsh's motion to dismiss with respect to 69 of the loans at issue. The parties completed all discovery by the early summer of 1999, and then filed cross-motions for summary judgment. The Company moved for Partial Summary Judgment on 32 loans that were part of a fraudulent pyramid scheme in New Jersey and that Walsh warranted under the parties' agreement as being "true and correct in all material respects." Walsh, in turn, moved for summary judgment on all of the loans remaining in the case, claiming that the Company had waived its right to sue on all loans. The parties completed the briefing on both motions on October 22, 1999. On June 8, 2000, Judge Stein issued an order granting the Company's motion for Partial Summary Judgment on the 32 New Jersey loans and also granting, in part, Walsh's summary judgment motion dismissing the Company's action on the remaining loans. An inquest will be heard later this year to determine the Company's damages on the 32 New Jersey loans.

GLOBAL MORTGAGE ACTION. In August 1998, the Company filed a lawsuit in the Circuit Court for Baltimore City, Maryland entitled Cityscape Corp et. al. v. Global Mortgage et. al. (the "Global Mortgage Action") against various defendants seeking damages for losses resulting from the Company's acquisition in 1995 and 1996 of 145 fraudulent residential mortgages on inner city Baltimore rowhouses. The complaint, as amended, seeks $5.5 million in compensatory damages and unspecified punitive damages against the mortgage broker and its principals, the title company and its principals, the settlement attorney and the appraisers, based on theories of negligence, malpractice, conspiracy and fraud. The Company recently consummated settlements with all the defendants in this case.

      Although no assurance can be given as to the outcome of the unresolved lawsuits described above, the Company believes that the allegations in each of the actions are without merit. The Company intends to defend vigorously against these actions and seek their early dismissal. The lawsuits, however, against the Company, could have a material adverse effect on the Company's consolidated financial position and results of operations.

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

   99.1*          Final Decree, dated May 4, 2000

--------------------------

*     Indicates documents filed herewith.
** Indicates documents incorporated by reference from the prior filing indicated.

   (b)   Reports on Form 8-K

         A current report on Form 8-K filed by the Company on May 3, 2000 announcing the Board of Directors adoption of a Plan of Liquidation and Dissolution. No financial statements were filed.

         A current report on Form 8-K filed by the Company on June 1, 2000 setting the Company's annual meeting of shareholders for September 12, 2000. No financial statements were filed.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    AMC FINANCIAL, INC
                                    ------------------
                                    (Registrant)


Date:  August 15, 2000              By: /s/ D. RICHARD THOMPSON
                                        ----------------------------
                                            D. Richard Thompson
                                    Title:  Chief Executive Officer, President
                                            and Chief Financial Officer