Form 10-Q
period 2000-09-30
AMC FINANCIAL INC
filed 2000-11-20
CIK 866253

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
         EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
         EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER: 0-27314

                               AMC FINANCIAL, INC.
                               -------------------
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

                            YES [X]       NO [ ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

                        7,782,615 SHARES, $.01 PAR VALUE,
          OF NEW COMMON STOCK, WERE OUTSTANDING AS OF NOVEMBER 15, 2000

                               AMC FINANCIAL, INC.
                      (FORMERLY CITYSCAPE FINANCIAL CORP.)
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000



PART I - FINANCIAL INFORMATION                                              PAGE
                                                                            ----

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

Consolidated Statements of Financial Condition as of ......................    3
     September 30, 2000 (Liquidation Basis) (Unaudited) and December 31, 1999

Consolidated Statements of Operations for the three months ................    4
     ended September 30, 2000 (Unaudited) and the nine months ended September 30, 2000 (Unaudited) and the six months ended June 30, 1999 (Unaudited)

Consolidated Statements of Cash Flows for the nine months ended ...........    5
     September 30, 2000 (Unaudited) and for the three months ended
     September 30, 1999 (Unaudited) and for the six months ended
     June 30, 1999 (Unaudited)

Notes to Consolidated Financial Statements (Unaudited) ....................    6

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF ...........................   13
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ..........................   18
ABOUT MARKET RISK

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS .................................................   19

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS .........................   22

ITEM 3. DEFAULTS UPON SENIOR SECURITIES ...................................   22

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ...............   22

ITEM 5. OTHER INFORMATION .................................................   22

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K ..................................   22

                         PART I. - FINANCIAL STATEMENTS

ITEM 1.  FINANCIAL STATEMENTS

                      AMC FINANCIAL, INC. AND SUBSIDIARIES
                      (FORMERLY CITYSCAPE FINANCIAL CORP.)
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                                 REORGANIZED COMPANY
                                                                         ---------------------------------------
                                                                         SEPTEMBER 30, 2000    DECEMBER 31,1999
                                                                         ------------------   ------------------
                                                                            (UNAUDITED)
                                                                        (Liquidation Basis)
ASSETS                                                                       (Note 4)
    Cash and cash equivalents ........................................   $       17,222,669   $       30,850,395
    Cash reserved for initial liquidation dividend (Note 3) ..........           29,573,937                 --
    Marketable securities ............................................                 --                763,644
    Residual certificates (Note 7) ...................................           12,250,000           12,538,461
    Mortgage loans held for sale (Note 8) ............................           12,750,000           14,338,442
    Income taxes receivable ..........................................            1,437,288            1,437,288
    Investment in discontinued operations, net (Note 6) ..............            1,100,000           12,239,110
    Other assets .....................................................            1,461,372              927,828
                                                                         ------------------   ------------------
Total assets .........................................................   $       75,795,266   $       73,095,168
                                                                         ==================   ==================
LIABILITIES
    Accounts payable and other liabilities ...........................   $        8,982,872   $        9,651,469
                                                                         ------------------   ------------------
Total liabilities ....................................................            8,982,872            9,651,469
                                                                         ------------------   ------------------
STOCKHOLDERS' EQUITY
    Common stock, $ .01 par value; 25,000,000 shares authorized;
      7,782,615 and 7,743,622 issued and outstanding in 2000 and
      1999, respectively .............................................               77,826               77,436
    Additional paid-in capital .......................................           62,577,061           61,202,720
    Accumulated other comprehensive income ...........................                 --                559,108
    Retained earnings ................................................            4,157,507            1,604,435
                                                                         ------------------   ------------------
Total stockholders' equity ...........................................           66,812,394           63,443,699
                                                                         ------------------   ------------------
Total liabilities and stockholders' equity ...........................   $       75,795,266   $       73,095,168
                                                                         ==================   ==================

          See accompanying notes to consolidated financial statements.

                      AMC FINANCIAL, INC. AND SUBSIDIARIES
                      (FORMERLY CITYSCAPE FINANCIAL CORP.)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                         REORGANIZED      REORGANIZED       REORGANIZED          PREDECESSOR
                                                           COMPANY          COMPANY           COMPANY              COMPANY
                                                        -------------    -------------    -----------------    -----------------
                                                             THREE MONTHS ENDED           NINE MONTHS ENDED    SIX MONTHS ENDED
                                                                SEPTEMBER 30,               SEPTEMBER 30,          JUNE 30,
                                                        ------------------------------    -----------------    -----------------
                                                            2000             1999               2000                1999
                                                        -------------    -------------    -----------------    -----------------
REVENUES
    Gain (loss) on sale or valuation of
      loans (Note 4) .................................  $     276,915    $     (75,366)   $         276,915    $       4,609,295
    Loss on valuation of residuals (Note 4) ..........       (191,717)            --               (191,717)         (20,847,449)
    Interest .........................................      1,030,203          935,834            3,278,184            3,328,487
    Other ............................................      1,558,934          743,143            4,225,006            7,659,773
                                                        -------------    -------------    -----------------    -----------------
Total revenues (losses) ..............................      2,674,335        1,603,611            7,588,388           (5,249,894)
                                                        -------------    -------------    -----------------    -----------------
EXPENSES
    Salaries and employee benefits ...................          1,705          355,926                9,512            2,856,989
    Interest expense .................................           --               --                   --              1,401,630
    Selling expenses .................................           --               --                   --                256,407
    Other operating expenses .........................        848,536          405,274            2,511,963            6,253,145
    Restructuring charge .............................           --               --                   --                790,000
                                                        -------------    -------------    -----------------    -----------------
Total expenses .......................................        850,241          761,200            2,521,475           11,558,171
                                                        -------------    -------------    -----------------    -----------------
    Earnings (loss) from continuing
      operations before reorganization
      items, income taxes and
      extraordinary item .............................      1,824,094          842,411            5,066,913          (16,808,065)
Reorganization items .................................           --               --                   --              1,644,058
                                                        -------------    -------------    -----------------    -----------------
    Earnings (loss) from continuing
      operations before income taxes
      and extraordinary item .........................      1,824,094          842,411            5,066,913          (18,452,123)
Income tax provision .................................        638,433          295,000            1,773,420               67,673
                                                        -------------    -------------    -----------------    -----------------
    Earnings (loss) from continuing
      operations before extraordinary item ...........      1,185,661          547,411            3,293,493          (18,519,796)

Extraordinary item -gain from discharge of
  prepetition liabilities ............................           --               --                   --            416,094,747
                                                        -------------    -------------    -----------------    -----------------
    Earnings from continuing operations ..............      1,185,661          547,411            3,293,493          397,574,951

DISCONTINUED OPERATIONS:
     Loss from discontinued operations,
     net of income tax benefit of
     $334,060 and $398,689 respectively
     (Notes 4 and 6) .................................       (620,396)            --               (740,421)                --
                                                        -------------    -------------    -----------------    -----------------
NET EARNINGS .........................................  $     565,265    $     547,411    $       2,553,072    $     397,574,951
                                                        =============    =============    =================    =================
NET EARNINGS PER COMMON SHARE:
    Basic and Diluted
       Earnings from continuing operations ...........  $         .15              .07    $             .43                    *
       Loss from discontinued operations .............           (.08)            --                   (.10)                   *
                                                        -------------    -------------    -----------------    -----------------
       Net earnings ..................................  $         .07              .07    $             .33                    *
                                                        =============    =============    =================    =================
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING:
    Basic and Diluted ................................      7,780,449        7,706,657            7,780,449                    *
                                                        =============    =============    =================    =================

*Per share amounts are not meaningful due to reorganization. See Note 2.

          See accompanying notes to consolidated financial statements.

                      AMC FINANCIAL, INC. AND SUBSIDIARIES
                      (FORMERLY CITYSCAPE FINANCIAL CORP.)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                              REORGANIZED         REORGANIZED          PREDECESSOR
                                                                               COMPANY              COMPANY              COMPANY
                                                                             -------------        -------------       -------------
                                                                              NINE MONTHS         THREE MONTHS         SIX MONTHS
                                                                                 ENDED               ENDED               ENDED
                                                                             SEPTEMBER 30,        SEPTEMBER 30,         JUNE 30,
                                                                                 2000                 1999                1999
                                                                             -------------        -------------       -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Earnings ......................................................       $   2,553,072        $     547,411       $ 397,574,951
    Adjustments to reconcile net earnings to net cash
      provided by operating activities:
    Depreciation and amortization ....................................                --                  1,000             367,453
    Income taxes payable .............................................           1,374,731               84,907             210,093
    Gain from discharge of pre-petition liabilities ..................                --                   --          (416,094,747)
    Decrease in residual certificates ................................             191,717                 --            21,218,991
    Increase in valuation of mortgage loans held for sale ............            (276,915)                --                  --
    Proceeds from sale of mortgages ..................................                --                   --           104,576,347
    Other, net .......................................................             964,526            1,112,143          10,582,414
    Loss from discontinued operations (Notes 4 and 6) ................           1,139,110                 --                  --
                                                                             -------------        -------------       -------------
Net cash provided by operating activities ............................           5,946,241            1,745,461         118,435,502
                                                                             -------------        -------------       -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Cash received from distribution from investment
     in discontinued operations (Note 6) .............................          10,000,000                 --                  --
    Sale of equipment ................................................                --                   --                21,441
                                                                             -------------        -------------       -------------
Net cash provided by investing activities ............................          10,000,000                 --                21,441
                                                                             -------------        -------------       -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash reserved for initial liquidation dividend ...................         (29,573,937)                --                  --
    Decrease in warehouse financings .................................                --                   --          (105,969,355)
                                                                             -------------        -------------       -------------
Net cash used in financing activities ................................         (29,573,937)                --          (105,969,355)
                                                                             -------------        -------------       -------------
Net increase in cash and cash equivalents ............................         (13,627,726)           1,745,461          12,487,588
Cash and cash equivalents at beginning of period .....................          30,850,395           30,893,014          18,405,426
                                                                             -------------        -------------       -------------
Cash and cash equivalents at end of period ...........................       $  17,222,669        $  32,638,475       $  30,893,014
                                                                             =============        =============       =============
Supplemental disclosure of cash flow information:
    Interest paid during the period:
    Continuing operations ............................................       $        --          $        --         $   1,693,980
Supplemental schedule of non-cash investing and
   financing activities:
    Unrealized gain on marketable securities, net of tax .............       $        --          $     843,375       $        --
    Cancellation of indebtedness .....................................                --                   --           476,510,976
    Extinguishment of old stock ......................................                --                   --          (175,778,644)
    Issuance of new common stock .....................................                --                   --            60,416,229

          See accompanying notes to consolidated financial statements.

                      AMC FINANCIAL, INC. AND SUBSIDIARIES
                      (FORMERLY CITYSCAPE FINANCIAL CORP.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (UNAUDITED)

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


3. Plan of Liquidation and Dissolution

      In January 2000 the Company engaged a financial advisor, Peter J. Solomon Company Limited, to advise the Company on strategic alternatives regarding the Company's future. Such alternatives included re-entering the mortgage loan origination and servicing business, sale of the Company, liquidation of assets and subsequent distribution of cash to the shareholders upon dissolution of the Company and maintenance of the current status of the Company. In April 2000 the financial advisor recommended to the Board of Directors that liquidation and subsequent dissolution of the Company was the strategy most likely to maximize stockholder value. On May 2, 2000 the Board of Directors authorized, subject to stockholder approval, the orderly liquidation of the Company's assets pursuant to the Plan of Liquidation and Dissolution (the "Plan"). On September 12, 2000 (the "Effective Date"), the stockholders approved the Plan. The Plan provides that the officers and directors of the Company will initiate the complete liquidation and subsequent dissolution of the Company. After the Effective Date, AMC will not engage in any business activities except for the purpose of preserving the value of its assets, prosecuting and defending suits by or against the Company, satisfying all outstanding liabilities, adjusting and winding up its business and affairs, selling and liquidating its properties and assets and making distributions to the stockholders in accordance with the Plan. Once the liquidation of AMC's property and assets is substantially completed, or at such earlier time as determined by the Board of Directors, the officers of the Company will promptly execute and file a certificate of dissolution with the

Secretary of the State of Delaware. At a special meeting on September 20, 2000, the Board of Directors of the Company declared that an initial liquidation dividend in the amount of $3.80 per share (approximately $29,573,937 in total) be paid on October 18, 2000 to stockholders of record on October 2, 2000.

      The Company is in the process of seeking bids for the sale of its mortgage loans held for sale and residual certificates.

      The Company's Board of Directors may make additional interim liquidation payments to stockholders solely at its discretion.

4. Basis of Presentation

      The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. On May 2, 2000, the Board of Directors of the Company approved a plan to liquidate and dissolve the Company (the "Plan"). The Plan was approved by a majority of the stockholders of the Company on September 12, 2000. The key features of the Plan are (1) the conclusion of all business activities, other than those in execution of the Plan; (2) the sale or disposition of all of the Company's assets; (3) the satisfaction of all outstanding liabilities; (4) the payment of liquidating distributions to stockholders in complete redemption of the Common Stock; and
(5) the authorization of the filing of Certificate of Dissolution. As a result of the adoption of the Plan, the Company adopted the liquidation basis of accounting effective September 30, 2000, whereby assets are valued at their estimated net realizable values and liabilities are valued at the estimated settlement amounts, rather than their going concern basis. The valuation of assets and liabilities requires many estimates and assumptions by management and there are substantial uncertainties in carrying out the provisions of the Plan. The amount and timing of future liquidating distributions will depend upon a variety of factors including, but not limited to, the actual proceeds from the sale of any of the Company's assets, the ultimate settlement amounts of the Company's liabilities and obligations, actual costs incurred in connection with carrying out the Plan, including management fees and administrative costs during the liquidation period, and the timing of the liquidation and dissolution. In the opinion of management, all adjustments consisting of normal recurring accruals (except for the change to liquidation basis of accounting as disclosed below), considered necessary for a fair presentation of the results for the interim period, have been included. The accompanying consolidated financial statements and the information included under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" should be read in conjunction with the consolidated financial statements and related notes of the Company for the year ended December 31, 1999.

      The change to the liquidation basis of accounting resulted in an increase in the carrying amount of assets that was reflected in the consolidated statements of operations for the three and nine months ended September 30, 2000 as follows:

      Writedown of residual interests (Note 7) ...........      $(191,717)
      Increase in mortgage loans held for sale
        carrying amount (Note 8) .........................        276,915
      Writedown of investment in
        discontinued operations (Note 6) .................       (954,456)
                                                                ---------
                                                                $(869,258)
                                                                =========

      The Company's emergence from Chapter 11 proceedings resulted in a new reporting entity with no retained earnings or accumulated deficit as of June 30, 1999. Retained earnings as of September 30, 2000 represent earnings from July 1, 1999 through September 30, 2000. A vertical black line has been drawn on certain of the accompanying consolidated financial statements and footnotes to distinguish between the pre-reorganization operating results (the "Predecessor Company") and the post-reorganization operating results (the "Reorganized Company").

      Operating results for the three and nine months ended September 30, 2000 and the three months ended September 30, 1999 are for the Reorganized Company and results for the six months ended June 30, 1999 are for the Predecessor Company. The results for the Reorganized Company are not comparable to those of the Predecessor Company. Since the Company's emergence from Chapter 11 proceedings, the Company has not had significant operations as a restructured entity.

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

      The reorganization value was determined based upon the Predecessor Company's estimate of the fair value of the Company's assets as defined in the plan of reorganization, which did not assume any future origination and loan sale activity. Accordingly, the reorganization value approximated the fair value of the Company's assets before considering liabilities, which must be assumed and extinguished pursuant to the terms of the plan of reorganization, as amended, and represented the Company's estimates of the amount a buyer would pay for the assets after the restructuring.


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

      The net assets of CSC-UK have been reclassified on the Company's consolidated financial statements as investment in discontinued operations, net. As of September 30, 2000, the Company's net investment in discontinued operations totaled approximately $1.1 million, net representing cash on hand in the discontinued operations of approximately $2.3 million and net liabilities (net of receivables) due of approximately $1.2 million. A $10,000,000 cash distribution was made by CSC-UK to CSC to partially repay an intercompany account balance during September 2000. The Company expects to maintain a balance of cash on hand in the discontinued operations to cover existing and potential liabilities and costs pending dissolution of CSC-UK and its subsidiaries. The Company recorded a loss of $620,396, net of tax benefit of $334,060 for the three months ended September 30, 2000, and a loss of $740,421, net of tax benefit of $398,689 was recorded for the nine months ended September 30, 2000. The loss resulted primarily from increases in liabilities for accrual of costs to be incurred in the liquidation of CSC-UK. A rollforward of the investment in discontinued operations follows:

      Balance at December 31, 1999 ...................       $ 12,239,110
      Cash paid to the Company .......................        (10,000,000)
      Loss from discontinued operations
       (Note 4) ......................................         (1,139,110)
                                                             ------------
      Balance at September 30, 2000 ..................       $  1,100,000
                                                             ============

7. Residual Certificates

      The interests the Company received upon loan sales through its securitizations are in the form of residual certificates. The Company's residual certificates are comprised of interests in mortgage loans (loans generally made to homeowners with little or no equity in their property but who possess a favorable credit profile and debt-to-income ratio and who often used the proceeds from such loans to repay outstanding indebtedness as well as to make home improvements).

      Prior to the Effective Date, the Company classified these residual certificates as securities available-for-sale and, as such, they were recorded at their fair value. As of September 30, 2000, the residual certificates are held for sale and are recorded at their estimated liquidation value. Estimated liquidation value of these certificates is determined based on various economic factors, including loan types, sizes, interest rates, dates of origination, terms and geographic locations. The Company also uses other available information such as reports on interest rates, collateral value, economic forecasts and historical default and prepayment rates of the portfolio under review.

      The table below summarizes the estimated liquidation value of the Company's residual certificates at September 30, 2000 and estimated fair value at December 31, 1999:

                                                    REORGANIZED COMPANY
                                         ---------------------------------------
                                         SEPTEMBER 30, 2000   DECEMBER 31, 1999
                                         ------------------   ------------------
      Residual certificates ..........   $       12,250,000   $       12,538,461
                                         ==================   ==================

      The key assumptions used to value the Company's residual certificates at September 30, 2000 and December 31, 1999 were as follows:

                                                 REORGANIZED COMPANY
                                        ---------------------------------------
                                        SEPTEMBER 30, 2000   DECEMBER 31, 1999
                                        ------------------   ------------------
      Residual certificates
           Discount Rate .............               25.0%                20.0%
           Constant Prepayment Rate ..        15.0 - 16.0%                19.0%
           Loss Rate Range Per Annum .          5.3 - 7.3%           3.0 - 8.0%

      For the quarter and nine months ended September 30, 2000, the residual certificates were written down by $288,239 with $96,522 recorded against the unrealized gain in other comprehensive income and the remainder of $191,717 (Note 4) recorded as an adjustment in the consolidated statements of operations. In December 1999, the Company recorded an unrealized gain of $62,739, net of tax of $33,783, on the residual certificates. The unrealized gain was considered a temporary gain and, as such, was recorded in accumulated other comprehensive income in stockholders' equity.

8. Mortgage Loans Held For Sale

      Mortgage loans held for sale at September 30, 2000 include various performing and non performing loans. The loans are being carried at their estimated liquidation values. The liquidation values were based primarily on initial value analysis provided by a third party mortgage broker. Management of the Company analyzed the portfolio and the estimated liquidation value obtained from the third party mortgage broker for reasonableness. A summary of the loans follows:


                                            SEPTEMBER 30, 2000        SEPTEMBER 30, 2000
                                            PRINCIPAL BALANCE    ESTIMATED LIQUIDATION VALUE
                                            ------------------   ---------------------------
      Performing mortgage loans .........   $       16,545,000   $                11,150,000
      Non-performing mortgage loans .....           12,372,000                     1,600,000
                                            ------------------   ---------------------------
                                            $       28,917,000   $                12,750,000
                                            ==================   ===========================

9. Administrative Services Agreement

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


10. Marketable Securities

      Marketable securities, which represent the Company's investment in the common stock of Mortgage.com, were classified as available-for-sale securities. Available-for-sale securities were carried at fair value, with the unrealized gains and losses, net of applicable income taxes, reported as a separate component within stockholders' equity in accumulated other comprehensive income. During the first quarter of 2000, the Company exercised warrants for 70,000 shares of Mortgage.com for $50,000. Another 70,000 shares were sold in the first quarter of 2000 for $193,757; which resulted in a realized gain of $193,757. The remaining shares were sold in the third quarter of 2000; which resulted in a realized gain of $38,777 which was recorded in other income in the accompanying consolidated statements of operations.

11. Comprehensive Income

      Total comprehensive income follows:

                                                                    REORGANIZED      REORGANIZED     REORGANIZED      PREDECESSOR
                                                                      COMPANY          COMPANY        COMPANY           COMPANY
                                                                   -------------    -------------   -------------    -------------
                                                                             THREE MONTHS            NINE MONTHS      SIX MONTHS
                                                                                ENDED                  ENDED            ENDED
                                                                   ------------------------------   -------------    -------------
                                                                   SEPTEMBER 30,    SEPTEMBER 30,   SEPTEMBER 30,      JUNE 30,
                                                                       2000             1999            2000             1999
                                                                   -------------    -------------   -------------    -------------
      Net earnings .............................................   $     565,265    $     547,411   $   2,553,072    $ 397,574,951
      Other comprehensive income:
          Unrealized gain (loss) on marketable
            securities, net of tax benefit (liability) of
            $19,250, ($454,125), and $199,460 respectively .....         (35,750)         843,375        (370,427)            --
          Unrealized loss on residual interests, net of
            tax benefit of $33,783 .............................         (62,739)            --           (62,739)            --
          Reclassification adjustment, net of tax
            of $67,815 .........................................            --               --          (125,942)            --
                                                                   -------------    -------------   -------------    -------------
               Net gain (loss) recognized in other .............         (98,489)         843,375        (559,108)            --
                 comprehensive income
                                                                   -------------    -------------   -------------    -------------
      Total comprehensive income, net of tax ...................   $     466,776    $   1,390,786   $   1,993,964    $ 397,574,951
                                                                   =============    =============   =============    =============

12. Income Taxes

      Pursuant to Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", the Company had available certain deductible temporary differences and net operating loss carryforwards for use in future tax reporting periods, which created deferred tax assets. Statement of Financial Accounting Standards No. 109 requires that deferred tax assets be reduced by a valuation allowance if, based on the weight of the available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. During the nine months ended September 30, 2000, the deferred tax asset valuation allowance was reduced by $1,374,731 with a corresponding increase in additional paid-in capital in accordance with SOP 90-7 to adjust the recorded net deferred tax asset to an amount considered more likely than not to be realized. Realization of the deferred tax asset is dependent on generating sufficient taxable income prior to the expiration of the loss carryforwards in 2014. Realization could also be affected by a significant ownership change of the Company over a period of three years as prescribed by income tax law. In view of the proposed liquidation it is more likely than not that all of the deferred tax assets will not be realized and accordingly the valuation allowance fully offsets the deferred tax asset.

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


13. Earnings Per Share

      Basic earnings per share are computed on the basis of the weighted average number of common shares outstanding. Earnings per share were not calculated for the periods prior to fresh start accounting since such amounts would not be meaningful. The Company has no stock options or preferred stock convertible into common stock and therefore diluted earnings per share is equal to basic earnings per share. Basic and diluted earnings per share are calculated as follows:

                                                                   REORGANIZED COMPANY
                                               ------------------------------------------------------------
                                               THREE MONTHS ENDED   THREE MONTHS ENDED   NINE MONTHS ENDED
                                               SEPTEMBER 30, 2000   SEPTEMBER 30, 1999   SEPTEMBER 30, 2000
                                               ------------------   ------------------   ------------------
Net Earnings ...............................   $          565,265   $          547,411   $        2,553,072
Weighted average shares ....................            7,780,449            7,706,657            7,780,449
Basic and diluted earnings per share .......   $              .07   $              .07   $              .33
                                               ==================   ==================   ==================

14. Changes in Stockholders' Equity

      During the six months ended June 30, 2000, the Company issued an additional 38,993 shares of common stock. There were no cash proceeds related to the issuance of these shares. There may be approximately an additional 36,491 shares of stock issued upon final resolution of the disbursing agents account, in accordance with the Company's amended plan of reorganization. A rollforward of the additional paid-in capital for the three and nine months ended September 30, 2000 follows:

                                        THREE MONTHS ENDED   NINE MONTHS ENDED
                                        SEPTEMBER 30, 2000   SEPTEMBER 30, 2000
                                        ------------------   ------------------
Beginning Balance ...................   $       62,272,688   $       61,202,720
   Impact of income tax provision ...              304,373            1,374,731
   Impact from shares issued ........                 --                   (390)
                                        ------------------   ------------------
Ending Balance ......................   $       62,577,061   $       62,577,061
                                        ==================   ==================

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999:

                                                                                    REORGANIZED       REORGANIZED
                                                                                      COMPANY           COMPANY
                                                                                   -------------     -------------
                                                                                   THREE MONTHS ENDED SEPTEMBER 30,
                                                                                   -------------------------------
                                                                                       2000               1999
                                                                                   -------------     -------------
REVENUES
    Gain (loss) on sale or valuation of loans ..................................   $     276,915     $     (75,366)
    Loss on valuation of residuals .............................................        (191,717)             --
    Interest ...................................................................       1,030,203           935,834
    Other ......................................................................       1,588,934           743,143
                                                                                   -------------     -------------
Total revenues .................................................................       2,674,335         1,603,611
                                                                                   -------------     -------------
EXPENSES
    Salaries and employee benefits .............................................           1,705           355,926
    Other operating expenses ...................................................         848,536           405,274
                                                                                   -------------     -------------
Total expenses .................................................................         850,241           761,200
                                                                                   -------------     -------------
    Earnings from continuing operations before income taxes ....................       1,824,094           842,411
Income tax provision ...........................................................         638,433           295,000
                                                                                   -------------     -------------
    Earnings from continuing operations ........................................       1,185,661           547,411

DISCONTINUED OPERATIONS:
     Loss from discontinued operations, net of income tax benefit of $334,060 ..        (620,396)             --
                                                                                   -------------     -------------
NET EARNINGS ...................................................................   $     565,265     $     547,411
                                                                                   =============     =============
NET EARNINGS PER COMMON SHARE:
    Basic and Diluted
       Earnings from continuing operations .....................................   $         .15     $         .07
       Loss from discontinued operations .......................................            (.08)             --
                                                                                   -------------     -------------
       Net earnings ............................................................   $         .07     $         .07
                                                                                   =============     =============
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
    Basic and Diluted ..........................................................       7,780,449         7,706,657
                                                                                   =============     =============

THE RESULTS OF OPERATIONS SHOWN ABOVE ARE FOR THE REORGANIZED COMPANIES. THE COMPANY ADOPTED FRESH START REPORTING IN ACCORDANCE WITH SOP 90-7 EFFECTIVE JUNE 30, 1999.


      Revenues increased $1.1 million to $2.7 million for the three months ended September 30, 2000 from $1.6 million for the comparable period in 1999, primarily due to an increase on the valuation of loans of $0.3 million, recorded during the third quarter of 2000 and an increase in other income.

      The Company did not sell any loans and therefore recognized no gain or loss on the sale of loans during the three months ended September 30, 2000. The Company did increase the valuation of loans by $0.3 million in the third quarter of 2000 as a result of adoption of liquidation accounting. For the comparable period in 1999, the Company recognized a loss on the sale of loans of $75,000.

      For the three months ended September 30, 2000, the Company recorded a decrease in the valuation of residuals of $0.2 million. During the comparable period in 1999 the Company had no decrease in the valuation of residuals.

      Interest income increased $.1 million, or 10%, to $1.0 million for the three months ended September 30, 2000 from $0.9 million for the comparable period in 1999. The Company recorded interest income from loans held for sale and investments in high-grade commercial paper. During the third quarter of 2000 the Company had a higher average balance of interest bearing assets, which produced increased interest income. Interest income should decline in the fourth quarter of 2000 as a result of the initial liquidation dividend payment in October 2000.

      Other income increased $0.9 million, or 109.8%, to $1.6 million for the three months ended September 30, 2000 from $0.7 million for the comparable period in 1999. The increase was primarily a result of other income of $929,000 as a result of recovery of a previously reserved receivable.

      Total expenses were $0.9 million for the three months ended September 30, 2000 and $0.8 million for the comparable period in 1999. This was due primarily to a reduction of the Company's workforce and the resulting increase of other operating expenses.

      Salaries and employee benefits decreased $.4 million, or 99.7%, to $0.0 for the three months ended September 30, 2000 from $0.4 million for the comparable period in 1999. This decrease was due to a reduction of staffing levels to one employee at September 30, 2000. The salary reimbursement expense is included in other operating expenses in 2000.

      Other operating expenses increased $0.4 million, or 109.4%, to $0.8 million for the three months ended September 30, 2000 from $0.4 million for the comparable period in 1999. This increase was due primarily to a salary reimbursement being included in other operating costs and an increase in professional expenses.

      The Company recorded a loss from discontinued operation of $620,396, net of income tax benefit of $334,060, primarily as a result of increasing the accrual for liquidation costs of the UK subsidiary.

      Net earnings increased to $0.6 million for the three months ended September 30, 2000 from $0.5 million for the comparable period in 1999. Excluding the loss from discontinued operations, there was an increase in net earnings for the third quarter of 2000 as compared to the same period in 1999 primarily as a result of the increase in valuation of loans of $0.3 million and increase in other income of $0.9 million for recovery of a previously reserved receivable.

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO SIX MONTHS ENDED JUNE 30, 1999

                                                                                     REORGANIZED           PREDECESSOR
                                                                                        COMPANY              COMPANY
                                                                                   ------------------    ------------------
                                                                                   NINE MONTHS ENDED     SIX MONTHS ENDED
                                                                                     SEPTEMBER 30,           JUNE 30,
                                                                                         2000                  1999
                                                                                   ------------------    ------------------
REVENUES
    Gain on sale or valuation of loans .........................................   $          276,916    $        4,609,295
    Loss on valuation of residuals .............................................             (191,717)          (20,847,449)
    Interest ...................................................................            3,278,184             3,328,487
    Other ......................................................................            4,225,006             7,659,773
                                                                                   ------------------    ------------------
Total revenues (losses) ........................................................            7,588,388            (5,249,894)
                                                                                   ------------------    ------------------
EXPENSES
    Salaries and employee benefits .............................................                9,512             2,856,989
    Interest expense ...........................................................                 --               1,401,630
    Selling expenses ...........................................................                 --                 256,407
    Other operating expenses ...................................................            2,511,963             6,253,145
    Restructuring charge .......................................................                 --                 790,000
                                                                                   ------------------    ------------------
Total expenses .................................................................            2,521,457            11,558,171
                                                                                   ------------------    ------------------
    Earnings (loss) from continuing operations before reorganization items,
      income taxes and extraordinary item ......................................            5,066,913           (16,808,065)
Reorganization items ...........................................................                 --               1,644,058
                                                                                   ------------------    ------------------
    Earnings (loss) from continuing operations before income taxes and
      extraordinary item .......................................................            5,066,913           (18,452,123)
Income tax provision ...........................................................            1,773,420                67,673
                                                                                   ------------------    ------------------
    Earnings (loss) from continuing operations before extraordinary item .......            3,293,493           (18,519,796)

Extraordinary item -gain from discharge of pre-petition liabilities ............                 --             416,094,747
                                                                                   ------------------    ------------------
    Earnings from continuing operations ........................................            3,293,493           397,574,951

DISCONTINUED OPERATIONS:
     Loss from discontinued operations, net of income tax benefit of $398,689 ..             (740,421)                 --

NET EARNINGS ...................................................................   $        2,553,072    $      397,574,951
                                                                                   ==================    ==================
NET EARNINGS PER COMMON SHARE:
    Basic and Diluted
       Earnings from continuing operations .....................................   $              .43                     *
       Loss from discontinued operations .......................................                 (.10)                    *
                                                                                   ------------------
       Net earnings ............................................................   $              .33                     *
                                                                                   ==================
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
    Basic and Diluted ..........................................................            7,780,449                     *
                                                                                   ==================

*Per share amounts are not meaningful due to reorganization.


THE RESULTS OF OPERATIONS SHOWN ABOVE ARE FOR THE REORGANIZED AND PREDECESSOR COMPANY. THE COMPANY ADOPTED FRESH START REPORTING IN ACCORDANCE WITH SOP 90-7 EFFECTIVE JUNE 30, 1999. THEREFORE, THE OPERATING RESULTS PRESENTED ABOVE FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 ARE NOT COMPARABLE TO THOSE FOR THE SIX MONTH PERIOD ENDED JUNE 30, 1999.

      Revenues increased $12.8 million to $7.6 million for the nine months ended September 30, 2000 from negative $5.2 million for the six months ended June 30, 1999. This increase was due primarily to a $0.2 million loss recorded on the valuation of residuals for the nine months ended September 30, 2000 as compared to a loss of $20.8 million for the six months ended June 30, 1999. The net loss in revenues in 1999 was partially offset by a gain on the sale of loans of $4.6 million and the recognition of $6.1 million of revenues related to the transfer of its home equity servicing rights and related servicer advances during the first six months of 1999.

      There were no loans sold during the first nine months of 2000 and therefore no gain or loss was recorded as compared to a $4.6 million gain for the same period in 1999. The Company recorded a gain of $0.3 million from the increase in valuation of loans for the change to the liquidation basis of accounting. Since the Company's emergence from bankruptcy in June 1999, the Company has not actively engaged in the purchase and sale of loans. For the six months ended June 30, 1999, the Company recognized a gain of $7.0 million on the sale of loans which related to the Company's profit participation on loans previously sold into the Company's purchase facility, offset by the sale of $106.6 million of loans sold at a net loss of $2.4 million.

      For the nine months ended June 30, 2000, the Company had $0.2 million loss on the valuation of residuals as compared to losses of $20.8 million for the six months ended June 30, 1999. The Company utilized a 25% discount rate at September 30, 2000 and a 20% discount rate at December 31, 1999. The Company's loss on valuation residuals of $20.8 million for the six months ended June 30, 1999 was recorded during the second quarter of 1999. This loss was a result of increasing the loss rates on both home equity and Sav*-A-Loan(R) securitizations and increasing the constant prepayment rate on Sav*-A-Loan(R) securitizations.

      Interest income remained constant at $3.3 million for the nine months ended September 30, 2000 and for the six months ended June 30, 1999. This revenue was due primarily to lower average balances of mortgage loans held for sale during the first nine months of 2000 as compared to the six months ended June 30, 1999.

      Other income decreased $3.5 million to $4.2 million for the nine months ended September 30, 2000 from $7.7 million for the six months ended June 30, 1999. During the second quarter of 1999, the Company entered into agreements to transfer its servicing rights on all of its home equity securitizations and received net cash of $14.4 million resulting in a net gain of $6.1 million, representing amounts received in excess of the Company's carrying value of servicer advances. Servicer advances represent claims against the securitization trusts for reimbursement of advances made to such trusts by the Company as servicer. During the nine months ended September 30, 2000, the Company recorded servicing fees, income from cash received from residual certificates, and for recovery of a previously reserved receivable.

      Total expenses decreased $9.0 million, or 78.0%, to $2.5 million for the nine months ended September 30, 2000 from $11.6 million for the six months ended June 30, 1999. This decrease was due primarily to the reduction of its workforce from 42 at June 30, 1999 to one June 30, 2000.

      Salaries and employee benefits decreased $2.9 million, or 99.7%, to $0.0 million for the nine months ended September 30, 2000 from $2.9 million for the six months ended June 30, 1999. This decrease was due primarily to decreased staffing levels to one employee at September 30, 2000 as compared to 42 employees at June 30, 1999. This expense is recorded in other expense for the nine months ended September 30, 2000.

      Interest expense decreased $1.4 million, or 100.0%, to $0.0 million for the nine months ended September 30, 2000 from $1.4 million for the six months ended June 30, 1999. In 1999 the Company incurred interest expense on warehouse facility lines which were paid off in April 1999.

      Selling and other expenses decreased $4.0 million, or 61.4%, to $2.5 million for the nine months ended September 30, 2000 from $6.5 million for the comparable period in 1999. This decrease was due primarily to decreased operating costs of $3.7 million, or 59.8%, to $2.5 million for the nine months ended September 30, 2000 from $6.3 million for the six months ended June 30, 1999 reflecting the Company's restructuring efforts and related reduction in workforce.

      There were no restructuring charges for the nine months ended September 30, 2000 as compared to $790,000 recorded during the six months ended June 30, 1999. Restructuring charges incurred in 1999 were a result of the Company's plan to move its operations from Elmsford, New York to Houston, Texas. Restructuring charges primarily represented severance obligations and future lease obligations.

      No reorganization items were incurred during the nine months ended September 30, 2000 as compared to $1.6 million for the six months ended June 30, 1999. Reorganization items for 1999 primarily included legal and other professional services.

      The Company recorded a loss from discontinued operations of $720,421, net of tax benefit of $398,689. The loss was primarily a result of an increase in the accrual for costs to liquidate the UK subsidiary.

      Net earnings decreased $395.0 million for the nine months ended September 30, 2000 to $2.6 million from $397.6 million for the comparable period in 1999. Included in the net earnings in 1999 is an extraordinary item reflecting the gain from the discharge of pre-petition liabilities, net of taxes, totaling $416.1 million. Excluding the extraordinary gain, the Company incurred a loss during the first six months of 1999 due primarily to a loss on valuation of residuals which was partially offset by gains recognized on loans sold into the Company's purchase facility as well as the gain recognized on the transfer of servicing rights.

Liquidity and Capital Resources

      During the nine months ended September 30, 2000, the Reorganized Company generated $5.9 million in cash from operations. During the six months ended June 30, 1999, the Predecessor Company generated $118.4 million from operations which included $416.1 million gain on the discharge of pre-petition liabilities. The Company's principal cash requirements include the payment of operating costs to liquidate the Company, and post bankruptcy expenses. The Company uses its cash flow from interest income and other income to meet its working capital needs. Should the full funding of the over-collateralization accounts in connection with the Company's securitizations occur, the Company also may receive cash payments on its residual certificates related to its securitizations, although no assurance can be given as to when or whether this will occur. Based upon the current and anticipated levels of liquidation activity, the Company believes that cash flow from liquidation activity and available cash will be adequate to meet the Company's anticipated requirements for working capital through the liquidation process.

      The Board of Directors approved a Plan of Liquidation and Dissolution of the Company on May 2, 2000. The Plan was approved by the stockholders on September 12, 2000. At a special meeting of the Board of Directors on September 20, 2000, the Board approved an initial liquidation dividend of $3.80 per share that was paid to the stockholders of record on October 2, 2000, on October 18, 2000. The Company is in the process of seeking bids for the sale of its mortgage loans and residual certificates. The Company's Board of Directors may make additional interim liquidation payments to stockholders solely at its discretion. (See Note 3 to the consolidated financial statements).


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

      The interests that the Company received on loan sales through its securitizations are in the form of residual certificates which are classified as held-for-sale. The expected amount of the cash flow as well as the timing is dependent on the performance of the underlying collateral supporting each securitization. The actual cash flow of these instruments could vary substantially if the performance is different from the Company's assumptions. The Company generally develops its assumptions by analyzing past portfolio performance, current loan characteristics and current market conditions. The Company currently values residual certificates using a discount rate of 25.0%.

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

      WALSH ACTION. In January 1998, the Company commenced a breach of contract action in the Southern District against Walsh Securities, Inc. ("Walsh"). The action alleges that Walsh breached certain obligations that it owed to the Company under an agreement whereby Walsh sold mortgage loans to the Company. The Company claims damages totaling in excess of $11.9 million. In March 1998, Walsh filed a motion to dismiss, or, alternatively, for summary judgment. In May 1998, the Company served papers that opposed Walsh's motion and moved for summary judgment as to certain of the loans. In December 1998, Judge Stein of the Southern District denied Walsh's motion to dismiss, or, alternatively, for summary judgment with respect to all but 69 of the loans at issue in the litigation. With respect to those 69 loans, Judge Stein granted Walsh's motion and dismissed the loans from the litigation. At that time, Judge Stein also denied the Company's motion for summary judgment. On

February 1, 1999, Judge Stein denied the Company's motion for reconsideration of that part of his December 1998 order that granted Walsh's motion to dismiss with respect to 69 of the loans at issue. The parties completed all discovery by the early summer of 1999, and then filed cross-motions for summary judgment. The Company moved for Partial Summary Judgment on 32 loans that were part of a fraudulent pyramid scheme in New Jersey and that Walsh warranted under the parties' agreement as being "true and correct in all material respects." Walsh, in turn, moved for summary judgment on all of the loans remaining in the case, claiming that the Company had waived its right to sue on all loans. The parties completed the briefing on both motions on October 22, 1999. On June 8, 2000, Judge Stein issued an order granting the Company's motion for Partial Summary Judgment on the 32 New Jersey loans and also granting, in part, Walsh's summary judgment motion dismissing the Company's action on the remaining loans. An inquest on damages was held earlier this year, and on October 20, 2000, Judge Stein entered a final order awarding Cityscape damages in the amount of $4,732,568.93, denying Cityscape any recovery for attorney's fees, and disposing of all remaining legal and procedural issues in the case. Following entry of the judgment, Walsh will have a period of thirty days during which it can appeal the decision. If Walsh elects not to appeal, Cityscape will consider what efforts may be made to enforce the judgment.

      Although no assurance can be given as to the outcome of the unresolved lawsuits described above, the Company believes that the allegations in each of the actions are without merit. The Company intends to defend vigorously against these actions and seek their early dismissal. The lawsuits, however, against the Company, could have a material adverse effect on the Company's consolidated financial position and results of operations. The Company has established accruals, which it believes are adequate, to defend itself from these liabilities and satisfy the obligations.

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

      In the normal course of business, aside from the matters discussed above, the Company is subject to various legal proceedings and claims, the resolution of which, in management's opinion, will not have a material adverse effect on the consolidated financial position or the results of operations of the Company. As part of its adoption of liquidation accounting, the Company reviewed its liabilities and determined that adequate accruals exist to pay for the costs to defend itself from these known contingent liabilities and satisfy the obligations.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

      None.


ITEM 4. SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

      At an annual meeting of the shareholders of the Company on September 12, 2000, the shareholders (a) elected D. Richard Thompson, Mark A. Neporent, Raymond H. Wechsler and Todd R. Snyder as directors of the Company; (b) approved a plan of liquidation and dissolution of the Company previously adopted by the Board of Directors; and (c) approved and ratified the appointment of KPMG LLP as the Company's independent public accountants for the year ending December 31, 2000.

ITEM 5. OTHER INFORMATION

      None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

   EXHIBIT
   NUMBER                           DESCRIPTION OF EXHIBIT

   3.1** Certificate of Incorporation of the Company (incorporated by reference to the Company's Form 10-Q for quarter ended June 30, 1999)

   3.2** Bylaws of the Company (incorporated by reference to the Company's Form 10-Q for the quarter ended June 30, 1999)

   10.1** Agreement with AEGIS Mortgage Corporation - Service Agreement, dated September 1, 1999 (incorporated by reference to the Company's Form 10-Q for the quarter ended September 30, 1999)

   27.1*          Financial Data Schedule

   99.1** Final Decree, dated May 4, 2000 (incorporated by reference to the Company's Form 10-Q for the quarter ended June 30, 2000)

--------------------------
*  Indicates documents filed herewith.
** Indicates documents incorporated by reference from the prior filing indicated.

  (b) Reports on Form 8-K

      A current report on Form 8-K filed by the Company on September 13, 2000, announcing that at an annual meeting of the shareholders of the Company on September 12, 2000, the shareholders (a) elected D. Richard Thompson, Mark
      A. Neporent, Raymond H. Wechsler and Todd R. Snyder as directors of the Company; (b) approved a plan of liquidation and dissolution of the Company (the "Plan") previously adopted by the Board of Directors; and (c) approved and ratified the appointment of KPMG LLP as the Company's independent public accountants for the year ending December 31, 2000. This report further announced that the Board of Directors would proceed with an orderly liquidation and dissolution of the Company pursuant to the Plan. No financial statements were filed.

      A current report on Form 8-K filed by the Company on September 20, 2000, announcing that at a special meeting on September 20, 2000, the Board of Directors of the Company declared that an initial liquidation dividend in the amount of $3.80 per share would be paid on or about October 18, 2000, to shareholders of record on October 2, 2000. This report further announced that the Board of Directors declared this dividend pursuant to the plan of liquidation and dissolution approved by the shareholders of the Company at the annual meeting of shareholders on September 12, 2000. No financial statements were filed.

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

                                       AMC FINANCIAL, INC
                                       ------------------
                                       (Registrant)



Date:  November 17, 2000               By:/S/ D. RICHARD THOMPSON
                                              D. Richard Thompson
                                       Title: Chief Executive Officer, President
                                              and Chief Financial Officer